Form 10-K
period 2018-12-31
NEKTAR THERAPEUTICS
filed 2019-03-01
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2018, as reported on The NASDAQ Global Select Market, was approximately $8,366,439,130. This calculation excludes approximately 1,076,518 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of February 22, 2019, the number of outstanding shares of the registrant’s common stock was 174,104,459.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2018 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation or success of our collaboration arrangements, timing of commercial launches and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report on Form 10-K, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

Nektar Therapeutics is a research-based biopharmaceutical company focused on discovering and developing innovative medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes potential therapies for cancer, autoimmune disease and chronic pain. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build long-term stockholder value. We refer to our drug candidates where we retain at least U.S. commercial rights as “proprietary programs” and our other drug candidate programs that we have licensed U.S. and potentially other commercial rights to collaboration partners as “collaboration partner programs.”

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

NKTR-214 (also known as bempegaldesleukin), our lead I-O candidate, is a biologic with biased signaling through one of the Interleukin-2 (IL-2) receptor subunits (CD 122) that can stimulate proliferation and growth of tumor-killing immune cells in the tumor micro-environment and increase expression of PD-1 on these immune cells. We are executing a comprehensive clinical development program for NKTR-214, including through a broad clinical collaboration with the Bristol-Myers Squibb Company (BMS), clinical collaborations with other third parties with pharmacological agents that have potential complementary mechanisms to NKTR-214, as well as pursuing our own independent clinical studies.

On February 13, 2018, we entered into a Strategic Collaboration Agreement (BMS Collaboration Agreement) with BMS, pursuant to which we and BMS are jointly developing NKTR-214, including combinations with BMS’s Opdivo® (nivolumab), Opdivo® plus Yervoy® (ipilimumab), and certain other agents. The key economic components of the collaboration transaction included BMS making a non-refundable up-front payment of $1 billion to Nektar and an $850 million equity investment in our common stock at a premium over the 20-day VWAP for each share of common stock, BMS being responsible for a majority of the costs of the collaboration development plan, our annual funding obligation for collaboration development being limited to $125 million, Nektar retaining a 65% profit interest in NKTR-214, and recording global revenue for NKTR-214 commercial sales. We and BMS are jointly developing NKTR-214 under an expansive joint development plan (the Collaboration Development Plan) that encompasses more than 20 indications across nine tumor types. Together, we have started registrational studies in first-line melanoma, first-line renal cell carcinoma, cisplatin ineligible, locally advanced or metastatic urothelial cancer, second-line metastatic non-small cell lung cancer (post- checkpoint inhibitor and chemotherapy). Many other registrational studies in additional tumor types and indications are planned to begin in 2019.

We are also conducting a broad array of development activities evaluating NKTR-214 in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish NKTR-214 as a key component of many I-O combination regimens with the potential to improve the standard of care in multiple oncology settings. On November 6, 2018, we entered into a clinical trial collaboration with Pfizer, Inc. (Pfizer) to evaluate several combination regimens in multiple cancer settings, including metastatic castration-resistant prostate cancer and squamous cell carcinoma of the head and neck. The combination regimens in this collaboration will evaluate NKTR-214 with avelumab, a human anti-PD-L1 antibody in development by Merck KGaA, and Pfizer; talazoparib, a poly (ADP-ribose) polymerase (PARP) inhibitor developed by Pfizer; or enzalutamide, an androgen receptor inhibitor in development by Pfizer and Astellas Pharma Inc. In February 2019, we started a Phase 1 dose-escalation study with Takeda Pharmaceutical Company Ltd. (Takeda) to evaluate NKTR-214 with Takeda’s investigational medicine, TAK-659, a dual inhibitor of both spleen tyrosine kinase (SYK) and FLT-3, in up to 40 patients with advanced non-hodgkin lymphoma. We are also planning a Phase 1 study this year in pancreatic cancer patients in collaboration with BioXcel Therapeutics to evaluate a triplet combination of NKTR-214, BXCL-701 (a small molecule immune-modulator, DPP 8/9), and avelumab being supplied to BioXcel by Pfizer and Merck KGaA. We are also working in collaboration with Vaccibody AS to evaluate NKTR-214 in combination with Vaccibody’s personalized cancer neoantigen vaccine in a Phase 1 proof-of-concept study.

Another key program in I-O, NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-

specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. The Phase 1 dose-escalation trial is currently ongoing.

NKTR-255 is a biologic that targets the interleukin-15 pathway in order to activate the body’s innate and adaptive immunity. Signaling of the IL-15 pathway enhances the survival and activity of natural killer (NK) cells and enhances survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular toxicity molecules as well as enhance CAR-T therapies. NKTR-255 is currently advancing through preclinical development and we plan to file an investigational new drug (IND) application for NKTR-255 this year and begin the first Phase 1 dose-escalation trial in multiple myeloma.

Immunology

We are currently developing NKTR-358, which is an investigational drug designed to correct the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. The breakdown of mechanisms assuring recognition of self and non-self is what underlies all autoimmune diseases. A failure of the body’s self-tolerance mechanisms is known to result from pathogenic auto reactive T lymphocytes. By increasing the number of regulatory T cells (which are specific immune cells in the body that modulate the immune system and prevent autoimmune disease by maintaining self-tolerance), these pathogenic auto reactive T cells can be reduced and the proper balance of effector and regulatory T cells can be achieved to restore the body's self-tolerance mechanisms. There is consistent evidence that suboptimal regulatory T cell numbers and their lack of activity play a significant role in a myriad of autoimmune diseases. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases.

On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358. We received an initial payment of $150.0 million in September 2017 and are eligible for up to an additional $250.0 million for development and regulatory milestones. We are responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with 75% of those costs borne by Lilly and 25% of the costs borne by us. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the global Phase 3 development costs. We are eligible for tiered royalties on global sales up to the low twenties that escalate based upon our level of contribution to Phase 3 development costs and the level of global product annual sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions. In February 2017, we filed an IND for NKTR-358.  We have completed a Phase 1 dose-finding trial to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. Results from this study demonstrated a multiple-fold increase in regulatory T cells with no change in CD8 positive or natural killer (NK) cell levels and no dose-limiting toxicities observed. Data from this study are currently planned for presentation at the 2019 European Congress of Rheumatology Conference.  The Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE) was initiated in May 2018 and is currently enrolling patients.

Pain - NKTR-181

NKTR-181 (also known as oxycodegol) is a novel mu-opioid analgesic drug candidate that we are developing for chronic pain conditions. We have filed the new drug application (NDA) for NKTR-181 for the treatment of chronic low back pain in opioid-naïve adult patients and the current Prescription Drug User Fee Act (PDUFA) target action date is August 29, 2019. If approved, we plan to commercialize NKTR-181 through a separate subsidiary company, optionally with one or more partners with commercialization infrastructure and expertise and one or more strategic capital partners.

NKTR-181 met its primary and key secondary endpoints in the SUMMIT-07 Phase 3 efficacy study that compared twice-daily dosing of NKTR-181 tablets to placebo in the treatment of over 600 patients with moderate to severe chronic low back pain who were opioid-naïve. SUMMIT-07 evaluated four analgesic doses of NKTR-181 (100 mg, 200 mg, 300 mg and 400 mg). Patients in the trial achieved an average pain score reduction of over 65% (from 6.73 at screening to 2.32 at randomization) during the dose titration period. The primary efficacy endpoint of the study demonstrated significantly improved chronic back pain relief with NKTR-181 compared to placebo (p=0.0019). Key secondary endpoints of the study also achieved high statistical significance. The study demonstrated that NKTR-181 had a favorable safety profile and was well tolerated. The 52-week long-term safety study, which we call SUMMIT-LTS, was completed in December 2017, and evaluated the long-term safety and tolerability of NKTR-181 in 638 patients (opioid-naïve and opioid-experienced) with moderate to severe chronic low pain or chronic non-cancer pain. The study showed that NKTR-181 had a favorable safety profile with analgesic effect maintained over 52-weeks.

Additionally, on July 18, 2017, we announced positive top-line data for our pivotal human abuse potential study (HAP) for NKTR-181. The HAP study was designed to confirm and assess the relative oral abuse potential of NKTR-181, at its maximum analgesic therapeutic, dose (400 mg) studied in the SUMMIT-07 trial and at a supratherapeutic dose (3 times to 12 times greater than the analgesic dose range of 100 mg to 400 mg used in the SUMMIT-07 trial), compared to common therapeutic doses of oxycodone (40 mg and 60 mg) in 54 healthy non-dependent recreational drug users. For the primary endpoint of Drug Liking, NKTR-181 (400 mg and 600 mg) rated less likable compared to oxycodone 40 mg and 60 mg (p<0.0001), and a supratherapeutic dose of NKTR-181 (1200 mg) rated less likable than oxycodone 60 mg (p=0.0071). Key secondary endpoints of Area Under Effect for Drug Liking (0-1 hours, 0-2 hours, 0-3 hours), Drug High and Take Drug Again scores also met statistical significance for all doses of NKTR-181 (1200 mg, 600 mg, 400 mg) compared to oxycodone (60 mg).

Oncology - ONZEALDTM

ONZEALDTM (also known as NKTR-102, etirinotecan pegol) is our next-generation topoisomerase I inhibitor proprietary drug candidate. In March 2015, we announced top-line data from a Phase 3 clinical study for ONZEALDTM, which we called the BEACON study, evaluating ONZEALDTM as a single-agent therapy for women with advanced metastatic breast cancer. The BEACON study compared ONZEALDTM to an active control arm comprised of a single chemotherapy agent of physician’s choice (TPC) in patients who were heavily pre-treated with a median of three prior therapies for metastatic disease. In a top-line analysis of 852 patients from the trial, ONZEALDTM provided a 2.1 month improvement in median overall survival over TPC (12.4 months for patients receiving ONZEALDTM compared to 10.3 months for patients receiving TPC). Based on a stratified log-rank analysis, the primary endpoint measuring the Hazard Ratio (HR) for survival in the ONZEALDTM group compared to the active control arm was 0.87 with a p-value of 0.08, which did not achieve statistical significance. Secondary endpoints in the BEACON study included objective response rate and progression-free survival, which did not achieve statistical significance in the study. We also announced that we observed a significant overall survival benefit in two pre-specified subgroup populations—patients with a history of brain metastases and patients with baseline liver metastases at study entry.

Based on meetings with the European Union (EU) health authorities, in June 2016, we filed a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) for conditional approval of ONZEALDTM for adult patients with advanced breast cancer who have brain metastases and began enrolling in the ATTAIN study, which compared the overall survival in patients with breast cancer and brain metastases treated with ONZEALDTM versus physicians treatment of choice. On July 21, 2017, we were informed by the EMA’s Committee for Medicinal Products for Human Use (CHMP) that it had adopted a negative opinion for the conditional marketing authorization application for ONZEALDTM in the European Union. The Phase 3 study (ATTAIN) in breast cancer patients having brain metastases is ongoing.

Collaboration Partner Programs

In 2014, we achieved the first approval of one of our proprietary drug candidates, MOVANTIK® (naloxegol), under a global license agreement with AstraZeneca AB (AstraZeneca). MOVANTIK® is an oral peripherally-acting opioid antagonist, for the treatment of opioid-induced constipation, a side effect caused by chronic administration of prescription opioid pain medicines. AstraZeneca markets and sells MOVANTIK® in the United States in collaboration with Daiichi Sankyo, Inc. (Daiichi Inc.). Kyowa Hakko Kirin Co. Ltd. (Kirin) has exclusive marketing rights to MOVENTIG® (the naloxegol brand name in the EU) in the EU, Iceland, Liechtenstein, Norway and Switzerland.

We have a collaboration with Baxalta Incorporated (a wholly-owned subsidiary of Takeda) to develop and commercialize PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under this collaboration, we worked with Baxalta to develop ADYNOVATE®, an extended half-life recombinant factor VIII (rFVIII) treatment for Hemophilia A based on ADVATE® [Antihemophilic Factor (Recombinant)]. ADYNOVATE®, was first approved by the United States Food and Drug Administration (FDA) in late 2015 for Hemophilia A. ADYNOVATE® has also been approved in the European Union, Japan, Korea, Canada, and certain other countries.

We also have a number of license, manufacturing and supply agreements with other leading biotechnology and pharmaceutical companies, including Amgen, Inc., Pfizer and UCB Pharma (UCB). More than 10 products using our PEGylation technology have received regulatory approval in the U.S. or the EU. There are also a number of other products in clinical development that incorporate our advanced polymer conjugate technologies.

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

Our Technology Platform

As a leader in the polymer conjugation field, we have advanced our technology platform to include new advanced polymer technologies that can be tailored in specific and customized ways with the objective of optimizing and significantly improving the profile of a wide range of molecules, including many classes of drugs targeting numerous disease areas. Polymer conjugation or PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta® (pegfilgrastim) and UCB’s CIMZIA (certolizumab pegol). Nearly all of the PEGylated drugs approved over the last fifteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies. PEGylation is a versatile technology as a result of polyethylene glycol (PEG) being a water soluble, amphiphilic, non-toxic, non-immunogenic compound that has been shown to safely clear from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are some limitations with the first-generation PEGylation approaches that have been used with biologics. For example, these techniques cannot be used successfully to create small molecule drugs which could potentially benefit from the application of the technology. Other limitations of the early applications of PEGylation technology include sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug, as well as its inability to be used to create oral drugs.

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

Large Molecule Pro-Drug Releasable Polymer Conjugates (Cytokines)

Our customized approaches with large molecule polymer conjugates have expanded to include a new approach with biologics, in particular cytokines, which utilizes the polymer as a means to bias action to a certain receptor or receptor sub-type. In addition, a cytokine’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is NKTR-214, which is a CD122-preferential IL-2 pathway agonist designed to provide rapid activation and proliferation of cancer-killing CD8+ effector T cells and natural killer (NK) cells, without over-activating the immune system, with an every two or every three-week dosing schedule.

Large Molecule Polymer Conjugates (Proteins and Peptides)

Our customized approaches with large molecule polymer conjugates have enabled numerous successful PEGylated biologics on the market today. Based on our knowledge of the technology and biologics, our scientists have designed novel hydrolyzable linkers that in many cases can be used to optimize bioactivity. Through rational drug design, a protein or peptide’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is Baxalta’s ADYNOVATE®, a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. In December 2016, the FDA expanded the approval of ADYNOVATE® for use in surgical settings for both adults and pediatric patients, and also for the treatment of Hemophilia A in pediatric patients under 12 years of age.

More recently, our scientists have shown that we can also optimize relative receptor binding characteristics of large molecule conjugates. For instance, the cytokine IL-2 has two different receptor complexes in the body that cause opposing effects on the immune system. We have engineered different novel conjugates of IL-2 with optimized differential receptor binding to the IL-2 receptor categories in the immune system. By biasing the receptor binding of these molecules in complementary ways, we have made two different drug candidates: NKTR-214, which selectively activates effector T cells, which kill tumors; and NKTR-358, which selectively activates regulatory T cells, which can reduce the pathological immune activation that underlies many autoimmune diseases.

Small Molecule Stable Polymer Conjugates

Our customized approach for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that have low bioavailability when delivered orally. The benefits of this approach can also include: improved potency, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. An example of reducing transport across the blood-brain barrier is MOVANTIK®, an orally-available peripherally-acting opioid antagonist that is approved in the United States and the EU. An additional example of the application of membrane transport, specifically slowing transport across the blood-brain barrier is NKTR-181, an orally-available mu-opioid analgesic molecule for which an NDA for the treatment of chronic low back pain in opioid-naïve adult patients was accepted by the FDA for review.

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

Antibody Fragment Polymer Conjugates

This approach uses a large molecular weight PEG conjugated to antibody fragments in order to potentially improve their toxicity profile, extend their half-life and allow for ease of synthesis with the antibody. The specially designed PEG replaces the function of the fragment crystallizable (Fc) domain of full length antibodies with a branched architecture PEG with either stable or degradable linkage. This approach can be used to reduce antigenicity, reduce glomerular filtration rate, enhance uptake by inflamed tissues, and retain antigen-binding affinity and recognition. There is currently one approved product on the market that utilizes our technology with an antibody fragment, CIMZIA® (certoluzimab pegol), which was developed by our partner UCB and is approved for the treatment of Crohn’s Disease and ankylosing spondylitis in the U.S., axial spondyloarthritis in the EU and psoriatic arthritis and rheumatoid arthritis in the U.S. and EU.

Our Strategy

The key elements of our business strategy are described below:

Advance Our Proprietary Clinical Pipeline of Drug Candidates that Leverage Our Advanced Polymer Conjugate Platform

Our objective is to create value by advancing our lead drug candidates through various stages of clinical development. To support this strategy, we have significantly expanded and added expertise to our internal research, preclinical, clinical development and regulatory departments. A key component of our development strategy is to potentially reduce the risks and time associated with drug development by capitalizing on the known safety and efficacy of existing drugs and drug candidates as well as established pharmacologic targets and drugs directed to those targets. For many of our novel drug candidates, we may seek to study the drug candidates in indications for which the parent drugs have not been studied or approved. We believe that the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to the existing therapies. In addition, in certain instances we have the opportunity to develop new treatments for patients for which the parent drugs are not currently approved.

Ensure Future Growth of our Proprietary Pipeline through Internal Research Efforts and Advancement of our Preclinical Drug Candidates into Clinical Trials

We believe it is important to maintain a diverse pipeline of new drug candidates to continue to build on the value of our business. Our discovery research organization is continuing to identify new drug candidates by applying our technology platform to a wide range of molecule classes, including small molecules and proteins, peptides and antibodies, across multiple therapeutic areas. We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years.

Selectively Enter into Strategic Collaboration Agreements

We decide on a drug candidate-by-drug candidate basis, how far to advance clinical development (e.g. Phase 1, 2 or 3) and whether to commercialize products on our own, or seek a partner, or pursue a combination of these approaches. When we determine to seek a partner, our strategy is to evaluate the potential combination of that partner’s drug with our own and to selectively access a partner’s development, regulatory, or commercial capabilities with the structure of the collaboration depending on factors such as economic risk sharing, the cost and complexity of development, marketing and commercialization needs, therapeutic areas, potential for combination of drug programs, and geographic capabilities.

     Transition to a Fully-Integrated Specialty Biotechnology Company with a Commercial Capability in the I-O Therapeutic Area

If we are successful with the development of NKTR-214 or one of our I-O drug candidates and one or more of them is approved, we plan to establish a commercial capability in the U.S. and other select major markets to market, sell and distribute these proprietary I-O therapies.  Under our BMS Collaboration Agreement, we retained significant global commercial rights to NKTR-214 including global co-promotion rights for all combinations of NKTR-214 with any BMS proprietary therapy and we lead global commercialization for all other NKTR-214 combination regimens.  We will also record all worldwide sales and revenue for NKTR-214 and we have final decision-making authority regarding the pricing of NKTR-214.

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

Drug Candidate	Target Indication	Status(1)

NKTR-181 (orally-available mu-opioid analgesic molecule)	Moderate to severe chronic pain	Phase 3/NDA Filed

ONZEALDTM (next-generation topoisomerase I inhibitor)	Advanced metastatic breast cancer in patients with brain metastases	Phase 3

NKTR-214 (CD122-preferential IL-2 pathway agonist)	Immuno-oncology	Phase 1, Phase 2, and Phase 3 studies ongoing in multiple indications

NKTR-358 (cytokine Treg stimulant)	Autoimmune Disease	Phase 1

NKTR-262 (toll-like receptor agonist)	Solid Tumors	Phase 1

NKTR-255 (IL-15 receptor agonist)	Immuno-oncology	Preclinical

(1)	Status definitions are:

Phase 3 or Pivotal — drug candidate in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).

Phase 2 — a drug candidate in clinical trials to establish dosing and efficacy in patients.

Phase 1 — a drug candidate in clinical trials, typically in healthy subjects, to test safety.

Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies

Overview of Nektar Proprietary Programs

Immuno-oncology (I-O)

NKTR-214 (bempegaldesleukin, cytokine immunostimulatory therapy)

NKTR-214 (also known as bempegaldesleukin) is a CD122-preferential IL-2 pathway agonist designed to provide rapid activation and proliferation of cancer-killing CD8+ effector T cells and natural killer (NK) cells, without over-activating the immune system.  NKTR-214 stimulates these cancer-killing immune cells in the body by targeting CD122-specific receptors found on the surface of these immune cells. CD122, which is also known as the Interleukin-2 receptor beta subunit, is a key signaling receptor that is known to increase proliferation of these CD8+ effector T cells. This receptor selectivity is intended to increase efficacy and improve safety over existing immunostimulatory cytokine drugs.

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

The development program for NKTR-214 includes combinations with a number of therapeutic approaches where we believe there is a strong biologic rationale for complementary mechanisms of action. On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement with BMS, pursuant to which we and BMS collaborated to conduct Phase 1/2 clinical trials evaluating NKTR-214 and BMS’ human monoclonal antibody that binds PD-1, known as Opdivo® (nivolumab), as a potential combination treatment regimen in five tumor types and eight potential indications (each, a Combined Therapy Trial). In the first phase of the PIVOT-02 study, we evaluated the clinical benefit, safety, and tolerability of combining NKTR-214 with Opdivo® in thirty-eight patients. Interim data from the dose-escalation phase of the trial was presented at the 2017 SITC meeting in November 2017. We identified the recommended Phase 2 dose for NKTR-214 in combination with Opdivo®. The second phase of the expansion cohorts, which now falls under the BMS Collaboration Agreement entered into on February 13, 2018, and described below, is evaluating the safety and efficacy of combining NKTR-214 with Opdivo®. Under the initial Clinical Trial Collaboration Agreement, BMS was responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organization, laboratories, clinical sites and institutional review boards. Each party was otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combined Therapy Trial.

On February 13, 2018, we entered into the second agreement with BMS (the BMS Collaboration Agreement), pursuant to which we and BMS are jointly developing NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. On April 3, 2018, the closing date of the transaction, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased $850.0 million of our common stock at a purchase price of $102.60 per share pursuant to a Share Purchase Agreement (Purchase Agreement). We are eligible to receive additional cash payments of a total of up to $1.43 billion upon achievement of certain development and regulatory milestones and a total of up to $350.0 million upon achievement of certain sales milestones. We will record all worldwide sales and revenue for NKTR-214. We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. BMS will lead commercialization for combinations of NKTR-214 with BMS proprietary medicines, and we will lead all other commercialization efforts for NKTR-214. We will have the final decision-making authority regarding the pricing for NKTR-214. NKTR-214 will be sold on a stand-alone basis and there will be no fixed-dose combinations or co-packaging without the consent of both parties.

Under the BMS Collaboration Agreement, we and BMS will collaborate to develop and conduct clinical studies of NKTR-214 pursuant to a joint development plan, which includes a series of registration-enabling trials in more than 20 indications in nine tumor types and may be revised only upon mutual agreement of the parties. The parties share the development costs for NKTR-214 in combination regimens, with BMS generally responsible of 67.5% and Nektar generally responsible for 32.5% of the development costs, based on each party’s relative ownership interest in the compounds included in the regimens. For costs of producing NKTR-214, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. Our share of such development costs are limited to an annual cap of $125.0 million. Neither party will develop a therapy using an IL-2 agonist in combination with a small or large molecule that binds to the PD(L)-1 target (and in certain indications the anti-CTLA4 target), in indications included in the joint development plan (each, a Competing Combination), whether alone or in collaboration with any third party, during a limited exclusivity period from the closing date under the BMS Collaboration Agreement until the later of (i) the first commercial sale of NKTR-214 or (ii) the third anniversary of the closing date, but each party may develop a Competing Combination on its own (but not in collaboration with any third party) during the three years after the end of the foregoing limited exclusivity period. If a registration-enabling study included in the joint development plan does not have the first patient enrolled prior to the date which is 14 months from the closing date, subject to allowable delays, the indication covered by that study is no longer subject to the above exclusivity. Other than as described above, Nektar may independently develop and commercialize NKTR-214 either alone or in combination with other Nektar proprietary compounds or third party compounds.

Outside of the Collaboration Development Plan with BMS, we are also conducting a broad array of development activities evaluating NKTR-214 in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish NKTR-214 as a key component with many immuno-oncology combination regimens with the potential to raise the standard of care in multiple oncology settings:

•

On November 6, 2018, we entered into a clinical collaboration with Pfizer, Inc. to evaluate several combination regimens in multiple cancer settings, including metastatic castration-resistant prostate cancer and squamous cell carcinoma of the head and neck. The combination regimens in this collaboration will evaluate NKTR-214 with avelumab, a human anti-PD-L1 antibody in development by Merck KGaA and Pfizer; talazoparib, a poly (ADP-ribose) polymerase (PARP) inhibitor developed by Pfizer; or enzalutamide, an androgen receptor inhibitor in development by Pfizer and Astellas Pharma Inc.

•

In February 2019, we started a Phase 1 dose-escalation study with Takeda to evaluate NKTR-214 with Takeda’s investigational medicine, TAK-659, a dual inhibitor of both spleen tyrosine kinase (SYK) and FLT-3, in up to 40 patients with advanced non-hodgkin lymphoma.

•

We are planning a Phase 1 study this year in pancreatic cancer patients in collaboration with BioXcel to evaluate a triplet combination of NKTR-214, BXCL-701 (a small molecule immune-modulator, DPP 8/9), and avelumab (being supplied to BioXcel by Pfizer and Merck KGaA).

•	We are also working in collaboration with Vaccibody AS to evaluate NKTR-214 with Vaccibody’s personalized cancer neoantigen vaccine in a Phase 1 proof-of-concept study.

With our non-BMS clinical collaborations for NKTR-214, we generally share clinical development costs on a substantially pro-rata basis. We expect to continue to make significant and increasing investments exploring the potential of NKTR-214 with mechanisms of action that we believe are synergistic with NKTR-214 based on emerging scientific findings in cancer biology and preclinical development work

In addition to these non-BMS clinical collaborations for NKTR-214, we intend to initiate further clinical development programs, on our own or in collaboration with other potential partners, to explore the potential of combining NKTR-214 with other therapies such as cancer vaccines (other than Vaccibody’s personalized cancer neoantigen vaccine), adoptive cell therapy, and other small molecules and biological agents in order to generate novel immuno-oncology approaches.

NKTR-262

NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to overcome the body’s dysfunction of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as a single intra-tumoral injection to be administered at the start of therapy with NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. We initiated enrollment of patients in the initial Phase 1/2 clinical study in April 2018, which we call the REVEAL study, and the dose-escalation portion of this clinical study is ongoing.

NKTR-255

NKTR-255 is a biologic that targets the interleukin-15 pathway in order to activate the body’s innate and adaptive immunity. Signaling of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8 memory T cells. Native rhIL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. NKTR-255 is designed with IL-15 receptor alpha specificity to optimize biological activity and is uniquely engineered to provide optimal exposure and an improved safety profile.  Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody dependent cellular toxicity molecules as well as enhance CAR-T therapies. NKTR-255 is currently advancing through preclinical development and we plan to file an IND for NKTR-255 this year and begin the first Phase 1 dose-escalation study in multiple myeloma.

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

In February 2017, we filed an IND for NKTR-358. We have completed a Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. Results from this study demonstrated a multiple-fold increase in regulatory T cells with no change in CD8 positive or natural killer cell levels and no dose-limiting toxicities were observed. Data from this study is currently planned for presentation at the 2019 European Congress of Rheumatology Conference. The Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE) was initiated in May 2018 and is currently enrolling patients.

Pain - NKTR-181 (mu-opioid analgesic molecule for chronic pain)

NKTR-181 (also known as oxycodegol) is an orally-available novel mu-opioid analgesic molecule in development as a long-acting analgesic to treat chronic pain. NKTR-181 is designed with the objective to address the abuse liability and serious central nervous system (CNS) side effects associated with current opioid therapies. NKTR-181 was created using Nektar’s proprietary polymer conjugate technology, which provides it with a long-acting profile and slows its entry into the CNS. The abuse deterrent properties of NKTR-181 are inherent to its novel molecular structure and do not rely on a formulation approach to prevent its conversion into a more abusable form of an opioid. In May 2012, the FDA granted Fast Track designation for the NKTR-181 development program.

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

On September 26, 2013, we announced results from this Phase 2 efficacy study. Of the 295 patients that entered the study, only nine patients (representing 3% of the patient population) were unable to achieve meaningful pain relief with NKTR-181. A total of 213 patients achieved an average 40% reduction in pain and entered the randomized phase of the study. NKTR-181 performed as expected as an opioid analgesic throughout the study with patients continuing to show a reduction in pain scores throughout the randomized phase of the study. However, patients who were randomized to placebo did not show the expected increase in pain scores observed in similar enriched enrollment, randomized withdrawal studies. This unusual lack of a placebo rebound caused the Phase 2 study to miss the primary endpoint in the study.

In October 2014, we engaged in an end-of-Phase 2 meeting for NKTR-181 with the FDA, which included discussions of the design of the Phase 3 clinical study program. We enrolled the first patient in the first Phase 3 efficacy study, which we call SUMMIT-07 in February 2015 and we completed enrollment in the study in the fourth quarter of 2016. In this study, we randomized patients with chronic low back pain in an enriched enrollment randomized withdrawal design which included a qualifying screening period, an open-label titration period where NKTR-181 was given to all patients, followed by a 12-week double-blind randomized period where subjects were randomized on a 1:1 basis to receive either NKTR-181 or placebo. In January 2017, we started enrollment in a second human abuse liability study where we are assessing abuse liability of supra-therapeutic doses of NKTR-181 in order to further evaluate NKTR-181 for labeling and scheduling purposes. On March 20, 2017, we announced that NKTR-181 met its primary and key secondary endpoints in the SUMMIT-07 Phase 3 efficacy study that compared twice-daily dosing of NKTR-181 tablets to placebo in the treatment of over 600 patients with moderate to severe chronic low back pain who were new to opioid therapy (opioid-naïve).

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

Additionally, on July 18, 2017, we announced positive top-line data for our pivotal human abuse potential study (HAP) for NKTR-181. The HAP study was designed to confirm and assess the relative oral abuse potential of NKTR-181, at its maximum analgesic therapeutic, dose (400 mg) studied in the SUMMIT-07 trial and at a supratherapeutic dose (3 times to 12 times greater than the analgesic dose range of 100 mg to 400 mg used in the SUMMIT-07 trial), compared to common therapeutic doses of oxycodone (40 mg and 60 mg) in 54 healthy non-dependent recreational drug users. For the primary endpoint of Drug Liking, NKTR-181 (400 mg and 600 mg) rated less likable compared to oxycodone 40 mg and 60 mg (p<0.0001), and a supratherapeutic dose of NKTR-181 (1200 mg) rated less likable than oxycodone 60 mg (p=0.0071). Key secondary endpoints of Area Under Effect for Drug Liking (0-1 hours, 0-2 hours, 0-3 hours), Drug High and Take Drug Again scores met statistical significance for all doses of NKTR-181 (1200 mg, 600 mg, 400 mg) compared to oxycodone (60 mg).

The SUMMIT Phase 3 program also included a 52-week long-term safety study, which we call SUMMIT-LTS. This study evaluated the long-term safety and tolerability of NKTR-181 in 638 patients (opioid-naïve and opioid-experienced) with moderate to severe chronic low pain or chronic non-cancer pain. The study showed that NKTR-181 had a favorable safety profile and analgesic effect maintained over 52-weeks. On July 30, 2018, we announced that the NDA for NKTR-181 for the treatment of chronic low back pain in adult patients new to opioid therapy was accepted by the FDA for review. In February 2019, the FDA informed us it had adjusted the Prescription Drug User Fee Act (PDUFA) target action date from May 29, 2019 to August 29, 2019. If approved, we are evaluating several strategic alternatives to commercialize NKTR-181 including, without limitation, establishing a separate subsidiary company or joint venture with one or more partners with commercial capabilities and/or strategic capital partners. Since we have not yet established a commercial launch capability for NTKR-181, if approved, there remains substantial risk and uncertainties related to successful and timely completion of this process.

According to a 2013 report from the World Health Organization, approximately 149 million work days are lost every year because of low back pain, with total costs estimated to be $100 to $200 billion a year (of which two-thirds is due to lost wages and lower productivity).  Opioids are considered to be the most effective therapeutic option for pain. However, opioids cause significant problems for physicians and patients because of their serious side effects such as respiratory depression and sedation, as well as the risks they pose for addiction, abuse, misuse, and diversion. The FDA has cited prescription opioid analgesics as being at the center of a major public health crisis of addiction, misuse, abuse, overdose and death. According to the American Society of Addiction Medicine 2016 report, there are 1.9 million Americans which have a substance use disorder involving prescription pain relievers. This same report attributes 18,893 overdose deaths in 2015 were related to prescription pain relievers.

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

Based on meetings with European Union (EU) health authorities, in June 2016, we filed a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) for conditional approval of ONZEALDTM for adult patients with advanced breast cancer who have brain metastases and began enrolling patients in the ATTAIN study, which is comparing the overall survival in patients with breast cancer and brain metastases treated with ONZEALDTM versus physicians treatment of choice. On July 21, 2017, we were informed by the EMA’s Committee for Medicinal Products for Human Use (CHMP) that it had adopted a negative opinion for the conditional marketing authorization application for ONZEALDTM in the EU. The Phase 3 study (ATTAIN) in breast cancer patients having brain metastases is ongoing.

According to the American Cancer Society and World Health Organization, more than 1.4 million women worldwide are diagnosed with breast cancer globally every year. The chance of developing invasive breast cancer at some time in a woman’s life is a little less than one in eight (approximately 12%). In 2017, the American Cancer Society estimated there will be 252,710 new cases of invasive breast cancer diagnosed in the U.S. and about 40,610 women will die from breast cancer. Anthracyclines and taxanes are the among the most active and widely used chemotherapeutic agents for breast cancer, but the increased use of these agents at an early stage of disease often renders tumors resistant to these drugs by the time the disease recurs, thereby reducing the number of treatment options for metastatic disease. There are currently no FDA-approved topoisomerase I inhibitors indicated to treat breast cancer.

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

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)
ADYNOVATE® (previously referred to as BAX 855, PEGylated rFVIII) and ADYNOVI® (brand name for ADYNOVATE® in Europe)	Hemophilia A	Takeda	Approved 2015

MOVANTIK® (naloxegol tablets) and MOVENTIG® (brand name for MOVANTIK® in Europe)	Opioid-induced constipation in adult patients with chronic non-cancer pain (US); Opiod-induced constipation in adult patients who have and inadequate response to laxatives (EU).	AstraZeneca AB	Approved 2014

CIMZIA® (certolizumab pegol)	Crohn’s disease, Rheumatoid arthritis, and Psoriasis/ Ankylosing Spondylitis	UCB Pharma	Approved 2008*

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved 2007*

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Bausch Health Companies Inc. (formerly, Valeant Pharmaceuticals International, Inc.)	Approved 2004

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved 2003

Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved 2002

Dapirolizumab Pegol	Systemic Lupus Erythematosus	UCB Pharma (Biogen)	Phase 2

PEGPH20	Pancreatic, Non-Small Cell Lung Cancer, and other multiple tumor types	Halozyme Therapeutics, Inc.	Phase 1, 2, and 3

Longer-acting blood clotting proteins	Hemophilia	Takeda	Research/Preclinical

(1)	Status definitions are:

Approved — regulatory approval to market and sell product obtained in one or more of the U.S., EU or other countries. Year indicates first regulatory approval.

Filed — an application for approval and marketing has been filed with the applicable government health authority.

Phase 3 or Pivotal — drug candidate in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug

(these trials are typically initiated following encouraging Phase 2 trial results).

Phase 2 — a drug candidate in clinical trials to establish dosing and efficacy in patients.

Phase 1 — a drug candidate in clinical trials, typically in healthy subjects, to test safety.

Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies

*	In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® and MIRCERA® effective as of January 1, 2012.

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

ADYNOVATE® (previously referred to as BAX 855), ADYNOVI® (brand name for ADYNOVATE® in Europe) and Longer-Acting Blood Clotting Proteins for Hemophilia A, Agreement with Subsidiaries of Baxalta Incorporated

In September 2005, we entered into an exclusive research, development, license, manufacturing and supply agreement (Baxalta License Agreement) with certain subsidiaries of Baxalta (which has been acquired by Takeda), formerly Baxter before the separation of Baxalta from Baxter in July 2015, to develop products with an extended half-life for the treatment and prophylaxis of Hemophilia A patients using our proprietary PEGylation technology. The first product in this collaboration, ADYNOVATE® (previously referred to as BAX 855), is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein. ADYNOVATE® is a full-length PEGylated longer-acting recombinant factor VIII (rFVIII) that was developed to increase the half-life of ADVATE® (Antihemophilic Factor (Recombinant) Plasma/Albumin-Free Method). ADYNOVATE® was first approved by the FDA on November 30, 2015.  Since then it has been approved in one or more indications for Hemophilia A in the EU, Japan, and other countries around the world.

We are entitled to $35.0 million of sales milestone payments, as well as royalties on net sales varying by product and country of sale. The royalties start in the mid-single digits for net sales of ADYNOVATE® up to $1.2 billion and then in the low teens for net sales exceeding $1.2 billion. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country.

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

MOVANTIK® and MOVENTIG® (brand name for MOVANTIK® in Europe), License Agreement with AstraZeneca AB

In September 2009, we entered into a global license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing license under our patents and other intellectual property to develop, market and sell MOVANTIK®. MOVANTIK® was developed using our oral small molecule polymer conjugate technology and we advanced this drug through the completion of Phase 2 clinical studies prior to licensing it to AstraZeneca. MOVANTIK® is an orally-available peripherally-acting mu-opioid antagonist which is a medication for the treatment of opioid-induced constipation (OIC), which is a common side effect of prescription opioid medications. Opioids attach to specific proteins called opioid receptors. When the opioids attach to certain opioid receptors in the gastrointestinal tract, constipation may occur. OIC is a result of decreased fluid absorption and lower gastrointestinal motility due to opioid receptor binding in the gastrointestinal tract.

On September 16, 2014, the FDA approved MOVANTIK® as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of OIC in adult patients with chronic, non-cancer pain. On December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the EU) as the first once-daily oral PAMORA to be approved in the EU for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all 28 EU member countries plus Iceland and Norway. AstraZeneca launched the commercial sales of MOVANTIK® in the U.S. in March 2015 and MOVENTIG® in Germany, the first EU member country, in August 2015. Under the terms of our license agreement with AstraZeneca, AstraZeneca made an initial license payment of $125.0 million to us and has responsibility for all activities and bears all costs associated with research, development and commercialization for MOVANTIK®. We received milestone payments of $70.0 million and $25.0 million upon the acceptance of regulatory approval applications of MOVANTIK® by the FDA and the EMA, respectively, in 2013. We received an additional developmental milestone payment of $35.0 million upon the FDA’s approval of MOVANTIK® in 2014 and a total of $140.0 million upon commercial launches in 2015, including $100.0 million for MOVANTIK® in the U.S. and $40.0 million for MOVENTIG® in Germany. We are also entitled to up to $375.0 million in sales milestones for MOVANTIK® if the program achieves certain annual commercial sales levels and significant double-digit royalty payments starting at 20% of net sales in the U.S. and 18% of net sales in the EU and rest of world, varying by country of sale and level of annual net sales. On March 1, 2016, AstraZeneca announced that it had entered into an agreement with Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Nektar’s receipt of a 40% share of royalty payments made by Kirin to AstraZeneca will be financially equivalent to Nektar receiving high single-digit to low double-digit royalties depending on Kirin’s annual net sales levels. Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) a specified period of time after the first commercial sale of the product in that country or (b) the expiration of patent rights in that particular country. AstraZeneca has agreed to use commercially reasonable efforts to develop one MOVANTIK® fixed-dose combination product and has the right to develop multiple products which combine MOVANTIK® with opioids.

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

CIMZIA®, Agreement with UCB

In December 2000, we entered into a license, manufacturing and supply agreement covering our proprietary PEGylation materials for use in CIMZIA® (certolizumab pegol) with Celltech Chiroscience Ltd., which was acquired by UCB in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We also manufacture and supply UCB with our proprietary PEGylation reagent used in the manufacture of CIMZIA® on a fixed price per gram. We were also entitled to receive royalties on net sales of the CIMZIA® product for the longer of ten years from the first commercial sale of the product anywhere in the world or the expiration of patent rights in a particular country. In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® effective as of January 1, 2012 until the agreement with UCB is terminated or expires. This sale is further discussed in Note 7 of our Consolidated Financial Statements. Our agreement with UCB Pharma expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA® and either party may terminate for cause under certain conditions.

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator), Agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

In December 2000, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), which was amended and restated in its entirety in December 2005. Pursuant to the agreement, we license our intellectual property related to our proprietary PEGylation materials for the manufacture and commercialization of Roche’s MIRCERA® product. MIRCERA® is a novel continuous erythropoietin receptor activator indicated for the treatment of anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis. As of the end of 2006, we were no longer required to manufacture and supply our proprietary PEGylation materials for MIRCERA® under our original agreement. In February 2012, we entered into a toll-manufacturing agreement with Roche under which we manufactured our proprietary PEGylation material for MIRCERA®. Roche entered into the toll-manufacturing agreement with the objective of establishing us as a secondary back-up source on a non-exclusive basis through December 31, 2016. Under the terms of this agreement, Roche paid us an up-front payment of $5.0 million plus a total of $22.0 million in performance-based milestone payments upon our achievement of certain manufacturing readiness, validation and production milestones, including the delivery of specified quantities of PEGylation materials, all of which were successfully completed by the end of January 2013. In 2013, we delivered additional quantities of PEGylation materials used by Roche to produce PEGASYS® and MIRCERA® for total consideration of approximately $18.6 million. We were also entitled to receive royalties on net sales of the MIRCERA® product. In February 2012, we sold all of our future rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012. This sale is further discussed in Note 7 of our Consolidated Financial Statements. As of December 31, 2016, we no longer had any continuing manufacturing or supply obligations under this MIRCERA® agreement.

Macugen®, Agreement with Bausch Health Companies Inc., formerly Valeant Pharmaceuticals International, Inc.

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

Dapirolizumab Pegol

In 2010, we entered into a license, manufacturing and supply agreement with UCB Pharma S.A., (UCB) under which we granted UCB a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize an anti-CD40L PEGylated Fab being developed by UCB and their partner Biogen Idec, for the treatment of autoimmune disorders, including systemic lupus erythemastosus (SLE). In 2014, UCB and Biogen completed a Phase 1b randomized, double-blind, placebo-controlled clinical study in approximately 24 patients with SLE. Data from the study was published in September 2015 at the Annual American College of Rheumatology Meeting and showed that multiple administrations of dapirolizumab pegol given over 12 weeks were well-tolerated and the safety profile supported further development of the compound. Exploratory analyses from the same study showed greater improvement in clinical measures of disease activity in the dapriolizumab pegol group versus placebo. In 2016, UCB initiated a multi-center, randomized, double-blind, placebo-controlled, parallel-group, dose-ranging Phase 2 clinical study followed by an observational period to evaluate the efficacy and safety of patients with moderately to severely active SLE receiving stable standard of care medications. In October 2018, UCB announced that the primary endpoint of the study to demonstrate a dose response at 24 weeks on the British Isles Lupus Assessment Group (BILAG) based Composite Lupus Assessment (BICLA) was not met and stated that it and Biogen will continue to further evaluate these data while assessing potential next steps.

PEGPH20, Agreement with Halozyme Therapeutics, Inc.

In December 2006, we entered into a license agreement with Halozyme pursuant to which we granted Halozyme a worldwide, limited exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize particular products that use our proprietary PEGylation materials linked only with certain qualifying hyaluronidase protein molecules including PEGPH20. According to Halozyme, certain cancers, including pancreatic, breast, colon and prostate, have been shown to accumulate high levels of hyaluronan (HA). Halozyme’s FDA-approved, HYLENEX® recombinant human hyaluronidase, rHuPH20, is administered subcutaneously and temporarily and reversibly degrades HA to facilitate the absorption and dispersion of other injected drugs or fluids and for subcutaneous fluid administration. However, rHuPH20 acts only locally at the injection site, is rapidly inactivated in the body, and does not survive in the blood. PEGPH20 is an investigational PEGylated form of rHuPH20, under development by Halozyme to increase the half-life of the compound in the blood and allow for intravenous administration. Halozyme is currently evaluating PEGPH20 in a Phase 3 clinical study combining PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (HALO 301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (HALO 101), in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX). We are entitled to future development milestones and royalties on net sales subject to reduction in the absence of patent coverage. Our right to receive royalties in any particular country will expire upon the later of twelve years after first commercial sale of the product or expiration of patent rights in the particular country. We also manufacture and supply Halozyme with clinical and future commercial supply of our proprietary PEGylation materials used in the manufacture of PEGPH20.

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

In situations where our partners are responsible for clinical and regulatory approval procedures, we may still participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for polymer conjugation materials or drug. For our proprietary products, we prepare and submit an IND and are responsible for additional clinical and regulatory procedures for product candidates being developed under an IND. The clinical and manufacturing, development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

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

Coverage, Reimbursement, and Pricing

Sales of any products for which we may obtain regulatory approval depend, in part, on the coverage and reimbursement status of those products. In the U.S., sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care providers, private health insurers and other organizations.

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

Patents and Proprietary Rights

We own more than 275 U.S. and 850 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our advanced polymer conjugate technologies and our proprietary product candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our advanced polymer conjugate technology platforms. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

U.S. and foreign patent rights and other proprietary rights exist that are owned by third parties and relate to pharmaceutical compositions and reagents, and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, of these rights will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternative technology. The failure to obtain licenses if needed may have a material adverse effect on our business, results of operations and financial condition. Please refer to Item 1A, Risk Factors, including without limitation, “We may not be able to obtain intellectual property licenses related to the development of our drug candidates on a commercially reasonable basis, if at all.”

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

Customer Concentrations

Our revenue is derived from our collaboration agreements with partners, under which we may receive a combination of revenue elements including up-front payments for licensing agreements, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties or product sales revenue. Our revenues are concentrated among a limited number of collaboration partners under long-term arrangements. In particular, our collaboration arrangements with BMS and Lilly represent 89% of our revenues for the year ended December 31, 2018 and 42% of our revenues for the year ended December 31, 2017, respectively, and these arrangements provide for the most significant portion of our potential future development and regulatory milestones. The relative portion of such revenues in any particular year, however, is dependent upon the mix of any milestone or other license revenues recognized and volume of recurring royalty revenues and product sales. Additionally, we derive substantially all of our cash royalty revenue from our collaboration arrangements with Takeda for ADYNOVATE®/ADYNOVITM and AstraZeneca for MOVANTIK®/MOVENTIG® and we derive the significant majority of our product sales from two other partners.

Backlog

Pursuant to our collaboration agreements, we manufacture and supply our proprietary polymer conjugation materials. Inventory is produced and sales are made pursuant to customer purchase orders for delivery generally based on rolling four to eight quarter forecasts, of which at least two quarters are generally binding. Our backlog is not significant. In light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.

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

In the fields of advanced polymer conjugate technologies, our competitors include Biogen Idec Inc., Crealta Pharma, Dr. Reddy’s Laboratories, Ltd., Mountain View Pharmaceuticals, Inc., SunBio Corporation, NOF Corporation, and Novo Nordisk A/S (assets formerly held by Neose Technologies, Inc.). Several other chemical, biotechnology and pharmaceutical companies may also be developing advanced polymer conjugate technology or technologies intended to deliver similar scientific and medical benefits. Some of these companies license intellectual property or PEGylation materials to other companies, while others apply the technology to create their own drug candidates.

Product and Program Specific Competition

NKTR-181 (mu-opioid analgesic molecule for chronic pain)

There are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Eli Lilly & Co., Pfizer, Purdue Pharma L.P., and Teva Pharmaceutical Industries Ltd.

NKTR-214 (bempegaldesleukin)(CD122-preferential IL-2 pathway agonist)

There are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma)/NCI, Apeiron Biologics, Philogen S.p.A., IRX Therapeutics, Anaveon AG, and Adaptimmune LLC. In the cytokine-based therapies space, potential competitors include Novartis, Alkermes, Altor Bioscience, Eli Lilly & Co. (through its acquisition of Armo Biosciences), Roche, and Synthorx, Inc., and in the checkpoint inhibitor space potential competitors include Tesaro, Inc., Macrogenics, Inc., Merck, Bristol-Myers Squibb, and Roche.

NKTR-358 (IL-2 conjugate regulator T Cell stimulator)

There are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2 based therapies (Amgen, Inc.).

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

MOVANTIK® (previously referred to as naloxegol and NKTR-118) (orally-available peripheral opioid antagonist)

There are no other once-daily oral drugs that act specifically to block or reverse the action of opioids on receptors in the gastrointestinal tract which are approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD) in patients with chronic, non-cancer pain. The only approved oral treatment for opioid-induced constipation in adults with chronic, non-cancer pain is a twice daily oral therapy called AMITIZA® (lubiprostone), which acts by specifically activating CIC-2 chloride channels in the gastrointestinal tract to increase secretions. AMITIZA® is marketed by Sucampo Pharmaceuticals and Takeda. There is also a subcutaneous treatment and an oral treatment known as RELISTOR® which is marketed by Bausch Health Companies Inc. (formerly, Valeant Pharmaceuticals International, Inc., which previously acquired Salix) under a license from Progenics Pharmaceuticals, Inc. In 2014, RELISTOR® Subjectaneous Injection was approved by the FDA for adult patients with chronic non-cancer pain. On July 22, 2016, Relistor (methylnaltrexone bromide) oral tablets for the treatment of OCI in adult patients with chronic non-cancer pain was approved by FDA. Other therapies used to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna, and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OIC and OBD.

There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Merck, GlaxoSmithKline plc, Ironwood Pharmaceuticals, Inc. in collaboration with Actavis plc, Purdue Pharma L.P. in collaboration with Shionogi & Co., Ltd., Mundipharma Int. Limited, Theravance, Inc., Develco Pharma, Sucampo Pharmaceuticals, Inc., and Takeda Pharmaceutical Company Limited.

ADYNOVATE® (previously referred to as BAX 855, PEGylated rFVIII)

On June 6, 2014, the FDA approved Biogen Idec’s ELOCTATETM [antihemophilic factor (recombinant), Fc fusion protein] for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with Hemophilia A. ELOCTATETM is intended to be an extended half-life Factor VIII therapy with prolonged circulation in the body with the potential to extend the interval between prophylactic infusions. Prior to its 2014 approval, the fusion protein in ELOCTATETM was not used outside of the clinical trial setting for Hemophilia A patients. On August 31, 2018, Bayer Healthcare received FDA approval for JIVI® (antihemophilic factor (recombinant) PEGylated-aucl), an extended half-life Factor VIII for Hemophilia A treatment in patients 12 and older which became commercially available in the third quarter of 2018. In addition, on February 19, 2019, Novo Nordisk received FDA approval for ESPEROCT® [antihemophilic factor (recombinant), glycoPEGylated-exei] a glycoPEGylated Factor VIII product with an extended half-life for use in adults and children with Hemophilia A, and is expected to be commercially available in 2020.  The Bayer product and the Novo Nordisk product (upon launch) are competitors in the extended half-life Factor VIII market.

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2018	2017	2016
Third party and direct materials costs	$206.9	$125.4	$98.2
Personnel, overhead and other costs	130.8	113.5	84.6
Stock-based compensation and depreciation	61.8	29.6	21.0
Research and development expense	$399.5	$268.5	$203.8

Manufacturing and Supply

We have a manufacturing facility located in Huntsville, Alabama that is capable of manufacturing our proprietary PEGylation materials for active pharmaceutical ingredients (APIs). The facility is also used to produce APIs to support the early phases of clinical development of our proprietary drug candidates. The facility and associated equipment are designed and operated to be consistent with all applicable laws and regulations. As we do not maintain the capability to manufacture biologics nor finished drug products for our development programs, we primarily utilize contract manufacturers to manufacture biologics and finished drug product for us. We also utilize the services of contract manufacturers to manufacture APIs and finished drug products required for later phases of clinical development and eventual commercialization under all applicable laws and regulations.

We source drug starting materials for our manufacturing activities from one or more suppliers. For the drug starting materials necessary for our proprietary drug candidate development, we have agreements for the supply of such drug components with drug manufacturers or suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers and there is a risk that if such supply or services were interrupted, it would materially harm our business. In addition, we typically order raw materials and services on a purchase order basis for early phase clinical development products and enter into long-term supply arrangements only for late stage products nearing regulatory approval for marketing authorization.

Environment

As a manufacturer of PEG reagents for the U.S. market, we are subject to inspections by the FDA and EPA for compliance with cGMP and other U.S. regulatory requirements, including U.S. federal, state and local regulations regarding environmental protection and hazardous and controlled substance controls, among others. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to ensure we are in compliance with these laws and regulations. We would be subject to significant penalties for failure to comply with these laws and regulations.

Employees and Consultants

As of December 31, 2018, we had 618 employees, of which 493 employees were engaged in research and development, manufacturing, commercial operations and quality activities and 125 employees in general administration and business development. Of the 618 employees, 547 were located in the U.S. and 71 were located in India. We have a number of employees who hold advanced degrees, such as Ph.D. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.

To complement our own expert professional staff, we utilize specialists in regulatory affairs, pharmacovigilance, process engineering, manufacturing, quality assurance and clinical development. These individuals include scientific advisors as well as independent consultants.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of February 22, 2019:

Name	Age	Position
Howard W. Robin	66	Director, President and Chief Executive Officer
Stephen K. Doberstein, Ph.D.	60	Senior Vice President, Research & Development and Chief Research & Development Officer
Maninder Hora, Ph.D	65	Senior Vice President, Pharmaceutical Development and Chief Technical Operations Officer
Gil M. Labrucherie, J.D.	47	Senior Vice President and Chief Financial Officer
John Nicholson	67	Senior Vice President and Chief Operating Officer
Jillian B. Thomsen	53	Senior Vice President, Finance and Chief Accounting Officer

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

Maninder Hora, Ph.D. has served as our Senior Vice President, Pharmaceutical Development and Chief Technical Operations Officer since November 2017 and served as Senior Vice President, Pharmaceutical Development and Manufacturing from August 2010 to November 2017. From July 2006 to July 2010, he held various executive positions most recently as Vice President, Product and Quality Operations at Facet Biotech Corporation (now Abbvie Biotherapeutics), a clinical stage biotechnology company, which was acquired in 2010 by Abbvie Biotherapeutics (formerly Abbot). From 1986 to 2006, Dr. Hora held positions of increasing responsibility with Chiron Corporation (acquired in 2005 by Novartis), a pharmaceutical company, serving most recently at Chiron as Vice President of Process and Product Development. Dr. Hora has also held positions at Wyeth Pharmaceuticals and GlaxoSmithKline plc prior to joining Chiron. Dr. Hora served as a key member of various teams that successfully registered ten drugs or vaccines in the U.S. and Europe during his professional career. Dr. Hora completed his Ph.D. in Bioengineering from the Indian Institute of Technology, Delhi, India, and was a Fulbright Scholar at the University of Washington, and received his B.S. in chemistry from the University of Jabalpur.

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

Jillian B. Thomsen has served as our Senior Vice President, Finance and Chief Accounting Officer since February 2010. From March 2006 through March 2008, Ms. Thomsen served as our Vice President Finance and Corporate Controller and from April 2008 through January 2010 she served as our Vice President Finance and Chief Accounting Officer. Before joining Nektar, Ms. Thomsen was Vice President Finance and Deputy Corporate Controller of Calpine Corporation from September 2002 to February 2006. Ms. Thomsen began her career as a certified public accountant at Arthur Andersen LLP, where she worked from 1990 to 2002, and specialized in audits of multinational consumer products, life sciences, manufacturing and energy companies. Ms. Thomsen holds a Masters of Accountancy from the University of Denver and a B.A. in Business Economics from Colorado College.

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

We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating NKTR-214 including a trial evaluating NKTR-214 as a potential combination treatment with BMS’s Opdivo® (nivolumab) as well as other ongoing and planned combination trials. We also have an ongoing Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus. We also continue to enroll patients in a Phase 1/2 study evaluating NKTR-214 in combination with NKTR-262. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

If the initiation or completion of any of the planned clinical studies for our drug candidates is delayed for any of the above or other reasons, the regulatory approval process would be delayed and the ability to commercialize and commence sales of these drug candidates could be materially harmed, which could have a material adverse effect on our business, financial condition and results of operations. Clinical study delays could also shorten any commercial periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

The outcomes from competitive I-O and combination therapy clinical trials, and the discovery and development of new potential oncology therapies, could have a material and adverse impact on the value of our I-O research and development pipeline.

 The research and development of I-O therapies is a very competitive global segment in the biopharmaceutical industry attracting billions of dollars of investment each year.  Our clinical trial plans for NKTR-214, NKTR-262, and NKTR-255 face substantial competition from other I-O combination regimens already approved, and many more combination therapies that are either ahead of or in parallel development in patient populations where we are studying our drug candidates.  I-O drug development entails substantial risks and uncertainties that include rapidly changing standards of care, patient enrollment competition, evolving regulatory frameworks to evaluate combination regimens, and varying risk-benefit profiles of competing therapies, any or all of which could have a material and adverse impact on the probability of success of I-O drug candidates.

Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.

We have a number of proprietary drug candidates and partnered drug candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical studies are long, expensive, difficult to design and implement and highly uncertain as to outcome. It will take us or our collaborative partners many years to conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes, or our and our partners’ financial constraints.

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care (including commercialization of a competing therapy in the same or similar indication for which our drug candidate is being studied) and other variables (such as commercial supply challenges). The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to NKTR-214, NKTR-358, NKTR-262, NKTR-255, NKTR-181, ONZEALD®, and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

The risk of clinical failure for any drug candidate remains high prior to regulatory approval.

A number of companies have suffered significant unforeseen failures in clinical studies due to factors such as inconclusive efficacy or safety, even after achieving preclinical proof-of-concept or positive results from earlier clinical studies that were satisfactory both to them and to reviewing regulatory authorities. Clinical study outcomes remain very unpredictable and it is possible that one or more of our clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, an independent Institutional Review Board (IRB), an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that patients participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. If one or more of our drug candidates fail in clinical studies, it could have a material adverse effect on our business, financial condition and results of operations.

If we or our contract manufacturers are not able to manufacture drugs or drug substances in sufficient quantities that meet applicable quality standards, it could delay clinical studies, result in reduced sales or constitute a breach of our contractual obligations, any of which could significantly harm our business, financial condition and results of operations.

If we or our contract manufacturers are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, it could delay our or our collaboration partners’ clinical studies or result in a breach of our contractual obligations, which could in turn reduce the potential commercial sales of our or our collaboration partners’ products. As a result, we could incur substantial costs and damages and any product sales or royalty revenue that we would otherwise be entitled to receive could be reduced, delayed or eliminated. In most cases, we rely on contract manufacturing organizations to manufacture and supply drug product for our clinical studies and those of our collaboration partners. The manufacturing of drugs involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, and challenges in controlling for all of these variables. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party contract manufacturers required for API and drug product supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by us or our contract manufacturers to supply API or drug products in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.

Building and validating large-scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time-consuming. In the past, we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation, which may cause significant delays in clinical development. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

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

We and our contract manufacturers are required in certain cases to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients and drug products, and with laws and regulations governing manufacture and distribution of controlled substances, and are subject to inspections by the FDA, the Drug Enforcement Administration or comparable agencies in other jurisdictions administering such requirements. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP and other laws and governmental regulations or satisfy other manufacturing and product release regulatory requirements may disrupt our ability to meet our manufacturing obligations to our customers, lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable laws and regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures, administrative detention, or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Regulatory inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our contract manufacturers, pending resolution of regulatory deficiencies or suspensions could have a material adverse effect on our business, results of operations and financial condition.

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

Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed. Our and our partnered drugs that have obtained regulatory approval, and the manufacturing processes for these products, are subject to continued review and periodic inspections by the FDA and other regulatory authorities. Discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal or recall of such products from the market, suspension of related manufacturing operations or a more restricted label. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

The NKTR-181 program is subject to important risks and uncertainties related to likelihood of FDA approval, commercial potential, and nonconvertibility of NKTR-181, any of which could significantly and negatively impact the economic value of NKTR-181.

On May 31, 2018, we announced that we submitted an NDA for NKTR-181 and on July 30, 2018, we announced that the NDA for NKTR-181 for the treatment of chronic low back pain in opioid-naïve adult patients was accepted by the FDA for review. The FDA has assigned a PDUFA target action date of August 29, 2019. While the results from the Phase 3 study of NKTR-181 were positive, and NKTR-181 has Fast Track designation, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including the amount of data required to support an approval of NKTR-181. In addition, regulations concerning and controlling the access to opioid-based pharmaceuticals are strict and there is no guarantee which scheduling category will apply to NKTR-181 if regulatory approval is achieved. The commercial potential of NKTR-181 remains difficult to predict due to factors that include, for example, the safety and efficacy compared to other available treatments, changing standards of care, third party payer reimbursement standards, scope and contents of the NKTR-181 label, constraints on marketing, patient and physician preferences, drug scheduling status, current and future litigation involving analgesic pharmaceuticals, perceived or actual resistance to the introduction of new controlled substances to the market, the availability of competitive alternatives that may emerge either during or after approval, the availability of generic versions of our NKTR-181, and the countries in which we receive regulatory approvals. If the market potential for NKTR-181 is lower than we anticipated, it could significantly and negatively impact the commercial potential and value of NKTR-181. In the event that we commercialize and market NKTR-181 products, we would be required to build, either internally or through third-party contracts, a sales and marketing organization and infrastructure, which would require a significant investment, and we may not be successful in building this organization and infrastructure in a timely or efficient manner.  An important objective of our NKTR-181 drug development program is to create a unique opioid molecule that does not rapidly enter a patient’s central nervous system, thereby having the potential to be less susceptible to abuse than alternative opioid therapies. To date, we have conducted numerous experiments using laboratory and home-based chemistry techniques that have been unable to convert NKTR-181 into a rapidly-acting, more abusable form of opioid. In the future, an alternative chemistry technique, process or method of administration, or combination thereof, may be discovered to enable the conversion of NKTR-181 into a more abusable opioid.

If NKTR-181 is approved by FDA, the ability to market and promote NKTR-181 will depend on the scope and content of the final FDA-approved labeling, which could have a material and adverse impact on the market potential of NKTR-181.

If NKTR-181 is approved by the FDA, the commercial success of NKTR-181 will be materially impacted by the FDA-approved label which will set forth the patient population covered by the approved indication in the label, the required warnings, a description of efficacy outcomes, and the human abuse potential profile of NKTR-181, among other matters, for healthcare providers and patients.  FDA approval is required to make safety and efficacy claims regarding a product.  As a result, there is substantial risk and uncertainty regarding the content of the final label and package insert for NKTR-181, if approved by FDA, which could materially and adversely impact the commercial potential of NKTR-181.

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

Given these risks, the success of our current and future collaboration partnerships is highly unpredictable and can have a substantial negative impact on our business. If the approved drugs fail to achieve commercial success or the drugs in development fail to have positive late stage clinical outcomes sufficient to support regulatory approval in major markets, it could significantly impair our access to capital necessary to fund our research and development efforts for our proprietary drug candidates. If we are unable to obtain sufficient capital resources to advance our drug candidate pipeline, it would negatively impact the value of our business, results of operations and financial condition.

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

As of December 31, 2018, we had cash and investments in marketable securities valued at approximately $1.9 billion and had debt of $250.0 million in principal of senior secured notes. Our cash and investments balance at December 31, 2018 reflects $1.85 billion received from BMS. As described above and in Note 10 to our Consolidated Financial Statements, in February 2018, we entered into the BMS Collaboration Agreement under which BMS paid us a non-refundable upfront cash payment of $1.0 billion on April 3, 2018. We also entered into the Share Purchase Agreement under which BMS purchased $850.0 million of shares of our common stock on April 3, 2018. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•

the cost, timing and outcomes of clinical studies and regulatory reviews of our proprietary drug candidates that we have licensed to our collaboration partners — important examples include NKTR-214 in collaboration with BMS and NKTR-358 licensed to Lilly;

•

the commercial launch and sales levels of products marketed by our collaboration partners for which we are entitled to royalties and sales milestones — importantly, the level of success in marketing and selling MOVANTIK® by AstraZeneca in the U.S. and ADYNOVATE® by Baxalta (a wholly-owned subsidiary of Takeda) globally, as well as MOVENTIG® (the naloxegol brand name in the EU) by Kirin in the EU;

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

We currently derive, and expect to derive in the foreseeable future, substantially all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:

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

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and over which we have little or no control —important examples of this risk include MOVANTIK® partnered with AstraZeneca and ADYNOVATE® (previously referred to as BAX 855) partnered with Baxalta (a wholly-owned subsidiary of Takeda). In the event that we market our products without a partner, we would be required to build, either internally or through third-party contracts, a sales and marketing organization and infrastructure, which would require a significant investment, and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

If we are unable to create robust sales, marketing and distribution capabilities or to enter into agreements with third parties to perform these functions, we will be unable to commercialize our product candidates successfully.

We currently have no sales or distribution capabilities. To commercialize any of our drugs that receive regulatory approval for commercialization, we must develop robust internal sales, marketing and distribution capabilities, and manage inventory, supply, labeling, storage, record keeping, and advertising and promotion capabilities, which would be expensive and time consuming, or enter into collaboration arrangements with third parties to perform these services. If we decide to market our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. Factors that may inhibit our efforts to commercialize our products directly or through partnerships include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•

the inability of sales personnel to obtain access to or successfully educate adequate numbers of physicians about the potential benefits associated with the use of, and to subsequently prescribe, our products;

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

Due to the recognition of $1,059.8 million of revenue from the upfront payment of our BMS Collaboration Agreement as described in Note 10 to our Consolidated Financial Statements, for the year ended December 31, 2018, we reported net income of $681.3 million. Excluding this revenue item, if and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

There are many competitors for our proprietary product candidates currently in development. For NKTR-214, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma, Inc.)/NCI, Apeiron Biologics, Philogen S.p.A., IRX Therapeutics, Anaveon AG, Adaptimmune LLC, and Novartis AG, Alkermes plc, Altor Bioscience, Roche, Synthorx, Inc., and Eli Lilly & Co. (through its acquisition of Armo BioSciences) in the cytokine-based therapies space, and Tesaro, Inc., Macrogenics, Inc., Merck, Bristol-Myers Squibb Company, and Roche in the checkpoint inhibitor space. For NKTR‑358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc.). For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including RELISTOR® Subcutaneous Injection (methylnaltrexone bromide), oral therapy AMITIZA® (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. For ADYNOVATE®, there is substantial competition from Sanofi’s Fc fusion protein ELOCTATETM for Hemophilia A treatment, JIVI® (antihemophilic factor (recombinant) PEGylated-aucl, an extended half-life Factor VIII for Hemophilia A treatment, approved in the U.S. in August 2018, and marketed by Bayer Healthcare, and Novo Nordisk which is expected to launch an extended half-life product in 2020. In addition, technologies other than those based on Fc fusion and polymer conjugation approaches (such as gene therapy approaches being developed by BioMarin Pharmaceutical Inc. and others) are being pursued to treat patients with Hemophilia A. For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura

Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer/Eli Lilly & Co., Purdue Pharma L.P., and Regeneron Pharmaceuticals, Inc./Teva Pharmaceutical Industries Ltd. For ONZEALD® there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Ixempra® (ixabepilone), Navelbine® (vinolrebine), and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Myers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and internal resources, and other problems may arise that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to effectively manage future growth will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations and financial performance could be adversely affected.

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

Our stock price is volatile. During the year ended December 31, 2018, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $30.43 to $108.44 per share. Plaintiffs’ securities litigation firms have recently publicly announced that they are investigating a potential breach of fiduciary duty claim involving our board of directors. Additionally, on October 30, 2018, the Company and its CEO and CFO were named in a putative securities class action entitled, Mulquin v. Nektar Therapeutics et. al., N.D. Cal. Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. Both the class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, the Company’s stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 275 U.S. and 850 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in post grant or inter parties review before the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

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

We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in a German litigation proceedings whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering, among other things, PEGylated Factor VIII which we have exclusively licensed to Baxalta (a wholly-owned subsidiary of Takeda). The subject matter of our patent filings in this proceeding relates to Bayer’s PEGylated recombinant Factor VIII compound, BAY 94-9027, now commercially marketed as JIVI®. We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. In addition, Nektar has filed claims in Germany seeking ownership rights of certain Bayer patent applications. In the U.S., Bayer filed a complaint against Baxalta and Nektar alleging the ADYNOVATE® product infringes a Bayer patent. Although the U.S. court dismissed all of Bayer’s claims against Nektar and Nektar was removed as a defendant, a jury found the Bayer patent was valid and infringed, and awarded Bayer damages, the responsibility of which are borne fully by Baxalta. This damages award does not impact our royalties from sales of ADYNOVATE® under our collaboration with Baxalta. In other U.S. proceedings, Nektar and Baxalta filed complaints against Bayer Healthcare alleging Bayer’s JIVI® product infringes a total of twelve Nektar patents. In addition, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.) and MSN Laboratories Pvt. Ltd., alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (“Paragraph IV Certifications”), AstraZeneca and we together filed patent infringement suits against each of these generic companies in December 2018. In the Paragraph IV Certifications, both generic companies only alleged one patent, U.S. Patent No. 9,012,469, was either invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective genetic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patent applications covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

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

Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

Our operations and performance have been, and may continue to be, affected by global economic conditions. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our and our collaboration partners’ drug products, which could have a material adverse effect on our product sales, business and results of operations.

Further, rising international trade tensions, new or increased tariffs and changes in the U.S. trade policy may increase the costs of materials and products imported into the U.S. and may adversely affect our business. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect our results of operations and financial condition.

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

California

We lease a 134,356 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in 2030. The Mission Bay Facility is our corporate headquarters and also includes our research and development operations.

In May 2018, we entered into a lease agreement for 135,936 square feet of office space in San Francisco (the Third Street Facility), under an operating lease which expires in 2030. A total of 68,831 square feet was delivered for our use as of the end of 2018, and the remaining space will be delivered in phases during 2019. The Third Street Facility will allow us to expand personnel to support our expanding research and development activities.

Alabama

We currently own facilities consisting of approximately 124,000 square feet in Huntsville, Alabama, which house laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations as well as manufacturing of APIs for early clinical studies.

In June 2018, we completed the sale of one of our buildings located in Huntsville that we had ceased using for research activities.

India

We own a research and development facility consisting of approximately 88,000 square feet, near Hyderabad, India. In addition, we lease approximately 1,600 square feet of office space in Hyderabad, India, under a three-year operating lease that will expire in 2021.

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

	High	Low
Year Ended December 31, 2017:
1st Quarter	$24.20	$11.75
2nd Quarter	22.57	17.54
3rd Quarter	24.00	17.79
4th Quarter	60.50	23.02
Year Ended December 31, 2018:
1st Quarter	$108.44	$57.40
2nd Quarter	104.45	46.25
3rd Quarter	68.49	46.46
4th Quarter	56.65	30.43

Holders of Record

As of February 22, 2019, there were approximately 164 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2018 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2018, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RDG SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RDG SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenue:
Product sales	$20,774	$32,688	$55,354	$40,155	$25,152
Royalty revenue	41,976	33,527	19,542	2,967	329
Non-cash royalty revenue related to sale of future royalties(1)	33,308	30,531	30,158	22,058	21,937
License, collaboration and other revenue	1,097,265	210,965	60,382	165,604	153,289
Total revenue	1,193,323	307,711	165,436	230,784	200,707
Operating costs and expenses:
Research and development	399,536	268,461	203,801	182,787	147,734
Other operating expenses(2)	105,855	98,892	74,490	77,368	69,458
Total operating costs and expenses(2)	505,391	367,353	278,291	260,155	217,192
Income (loss) from operations	687,932	(59,642)	(112,855)	(29,371)	(16,485)
Non-cash interest expense on liability related to sale of future royalties(1)	(21,196)	(18,869)	(19,712)	(20,619)	(20,888)
Interest income (expense) and other income (expense), net	15,989	(17,565)	(20,081)	(16,602)	(17,055)
Loss on extinguishment of debt	—	—	—	(14,079)	—
Provision (benefit) for income taxes	1,412	616	876	506	(512)
Net income (loss)	$681,313	$(96,692)	$(153,524)	$(81,177)	$(53,916)

Net income (loss) per share(3)
Basic	$4.02	$(0.62)	$(1.10)	$(0.61)	$(0.42)
Diluted	$3.78	$(0.62)	$(1.10)	$(0.61)	$(0.42)
Weighted average shares outstanding used in computing net income (loss) per share(3)
Basic	169,600	155,953	139,596	132,458	126,783
Diluted	180,119	155,953	139,596	132,458	126,783

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents and investments in marketable securities	$1,918,239	$353,220	$389,102	$308,944	$262,824
Working capital	$1,355,685	$270,657	$353,730	$288,805	$224,153
Total assets	$2,150,172	$508,866	$568,871	$498,642	$441,621
Deferred revenue	$24,636	$37,970	$66,239	$83,854	$101,384
Senior secured notes, net	$246,950	$245,207	$243,464	$241,699	$125,000
Liability related to the sale of future royalties(1)	$82,911	$94,655	$105,950	$116,029	$120,471
Other long-term liabilities	$9,990	$5,992	$7,223	$10,813	$18,204
Accumulated deficit	$(1,424,051)	$(2,117,941)	$(2,021,010)	$(1,867,486)	$(1,786,309)
Total stockholders’ equity	$1,717,575	$87,828	$88,125	$6,429	$36,332

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
(3)

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities.

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

Overview

Strategic Direction of Our Business

Nektar Therapeutics is a research-based biopharmaceutical company focused on discovering and developing innovative new medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes treatments for cancer, autoimmune disease and chronic pain. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build long-term stockholder value.

In immuno-oncology, we are executing a broad clinical development for NKTR-214 in collaboration with BMS as well as other independent development work evaluating NKTR-214 in combination with other agents with potential complementary mechanisms of action. We expect our research and development expense to continue to grow over the next few years as we expand and execute a very broad clinical development program for NKTR-214. For development work within our collaboration development plan, we share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share development costs for NKTR-214 in combination with Opdivo®, BMS 67.5% and Nektar 32.5%, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, BMS 78% and Nektar 22%. For costs of producing NKTR-214, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. Under our collaboration development plan, we have started registration enabling studies in first line melanoma, first line renal cell carcinoma, cisplatin ineligible, locally advanced or metastatic urothelial cancer, second line metastatic non-small cell lung cancer (post-checkpoint inhibitor and chemotherapy), and several more registrational studies in additional tumor types and indications are planned to begin in 2019. Our share of such development costs under the collaboration development plan is limited to an annual cap of $125 million. To the extent this annual cap is exceeded, we will recognize our full share of the research and development expense and BMS will reimburse us for the amount over the annual cap and it will be recorded as a contingent liability. This contingent liability will be paid to BMS only if NKTR-214 is approved and solely by reducing our share of a portion of our net profits following the first commercial sale of NKTR-214. In addition, under the BMS collaboration agreement, we are entitled to $1.43 billion of regulatory and commercial launch milestones, $650 million of which are associated with approval and launch of NKTR-214 in its first indication in the U.S., EU and Japan. As a result, whether and when NKTR-214 is approved in any indication will have a significant impact on our future results of operations and financial condition.

Outside of the collaboration development plan with BMS, we are conducting a broad array of development activities evaluating NKTR-214 in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish NKTR-214 as a key component of many immuno-oncology combination regimens with the potential to enhance the standard of care in multiple oncology settings. On November 6, 2018, we entered into a clinical collaboration with Pfizer to evaluate several combination regimens in multiple cancer settings, including metastatic castration-resistant prostate cancer and squamous cell carcinoma of the head and neck.  The combination regimens in this collaboration will evaluate NKTR-214 with avelumab, a human anti-PD-L1 antibody in development by Merck KGaA, and Pfizer; talazoparib, a poly (ADP-ribose) polymerase (PARP) inhibitor developed by Pfizer; or enzalutamide, an androgen receptor inhibitor in development by Pfizer and Astellas Pharma Inc. In February 2019, we started a Phase 1 dose-escalation study with Takeda to evaluate NKTR-214 with Takeda’s investigational medicine, TAK-659, a dual inhibitor of both spleen tyrosine kinase (SYK) and FLT-3, in up to 40 patients with advanced non-hodgkin lymphoma. We are planning a Phase 1 study this year in pancreatic cancer patients in collaboration with BioXcel to evaluate a triplet combination of NKTR-214, BXCL-701 (a small molecule immune-modulator, DPP 8/9), and avelumab being supplied to BioXcel by Pfizer and Merck KGaA. We are also working in collaboration with Vaccibody AS to evaluate in a Phase 1 proof-of-concept study combining NKTR-214 with Vaccibody’s personalized cancer neoantigen vaccine. With our non-BMS clinical collaborations for NKTR-214, we generally equally share clinical development costs on a substantially pro-rata basis. We expect to continue to make significant and increasing investments exploring the potential of NKTR-214 with mechanisms of action that we believe are synergistic with NKTR-214 based on emerging scientific findings in cancer biology and preclinical development work.

We are also advancing other molecules in our immuno-oncology portfolio. NKTR-262 is a small molecule agonist that targets toll-like receptors found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. The Phase 1 dose-escalation trial is currently ongoing. NKTR-255 is a biologic that targets the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Signaling of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has potential to synergistically combine with antibody dependent cellular toxicity molecules as well as enhance CAR-T therapies. NKTR-255 is currently advancing through preclinical development and we plan to file an IND for NKTR-255 this year and begin a Phase 1 dose-escalation study in multiple myeloma. Over the next several years, we plan to continue to make significant investments to advance our early drug candidate pipeline.

In immunology, we are developing NKTR-358, which is designed to correct the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358. We received an initial payment of $150.0 million in September 2017 and are eligible for up to an additional $250.0 million for development and regulatory milestones. We are responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with 75% of those costs borne by Lilly and 25% of the costs borne by us. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the Phase 3 development costs. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.  We have completed the first Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. The study has completed enrollment. The Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE) was initiated in May of 2018 and is currently enrolling patients. Over the next several years, we plan to continue to fund our share of the development costs under this collaboration.

In pain, we have filed the NDA for NKTR-181 for the treatment of chronic low back pain in adult opioid-naïve patients and the FDA’s current Prescription Drug User Fee Act target action date is August 29, 2019. NKTR-181 met its primary and key secondary endpoints in the SUMMIT-07 Phase 3 efficacy study in opioid-naïve patients with chronic low back pain and also demonstrated positive results in a pivotal human abuse potential study, long-term safety study, and several other clinical and non-clinical studies included in the NDA data package. If approved, we plan to commercialize NKTR-181 through a separate subsidiary company with one or more partners with commercial infrastructure and expertise and one or more strategic capital partners. Since we have not yet completed our work to establish a commercial launch capability for NTKR-181, there remains substantial risk and uncertainties related to successful and timely completion of establishing this commercialization infrastructure for NKTR-181.

The level of our future research and development investment will depend on a number of trends and uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include up-front payments, development funding, milestones, and royalties.

We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements including the BMS collaboration for NKTR-214 that was completed on April 3, 2018, pursuant to which we recognized $1.06 billion in revenue and recorded $790.2 million in additional paid in capital for shares of our common stock issued in the transaction. While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, including the potential $1.43 billion in development and regulatory milestones under the BMS collaboration, in the medium- to long-term our plan is to generate significant revenue from proprietary products including NKTR-181 and NKTR-214. Since we do not have experience commercializing products or an established commercialization organization, there will be substantial risks and uncertainties in future years as we build commercial, organizational, and operational capabilities.

We also receive royalties and milestone from two approved drugs. We have a collaboration with AstraZeneca for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain which was approved and subsequently launched in March 2015 and MOVENTIG®, for the treatment of opioid-induced constipation in adult patients who have an inadequate response to laxatives, which was approved by health authorities in the European Union and many other countries beginning in 2014. We have a collaboration with Baxalta (a wholly-owned subsidiary of Takeda) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. ADYNOVITM was approved by health authorities in Europe in January 2018, and has also been approved in many other countries.

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

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least March 1, 2020. At December 31, 2018, we had approximately $1.9 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.

Results of Operations

Years Ended December 31, 2018, 2017, and 2016

Revenue (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Product sales	$20,774	$32,688	$55,354	$(11,914)	$(22,666)	(36)%	(41)%
Royalty revenue	41,976	33,527	19,542	8,449	13,985	25%	72%
Non cash royalty revenue related to sale of future royalties	33,308	30,531	30,158	2,777	373	9%	1%
License, collaboration and other revenue	1,097,265	210,965	60,382	886,300	150,583	> 100%	> 100%
Total revenue	$1,193,323	$307,711	$165,436	$885,612	$142,275	> 100%	86%

As described in Note 1 to our Consolidated Financial Statements, on January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue Recognition - Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $12.7 million cumulative effect of adoption as a reduction to opening accumulated deficit. Revenue for the year ended December 31, 2017 and 2016 was recorded under ASC 605, while revenue for the year ended December 31, 2018 was recorded under ASC 606. If we had continued to use ASC 605 during 2018, revenue would have been $1.18 billion for the year ended December 31, 2018. The primary difference between revenue recognition under ASC 605 and ASC 606 during 2018 relates to the recognition of royalty revenue for certain of our royalty programs. Under ASC 605, we recognized certain of our royalty arrangements on a cash basis, generally one quarter in arrears. Under ASC 606, we recognize royalty revenue and related sales milestones when the underlying sales occur based on our best estimates of sales of the drugs.

Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. Under ASC 606, revenue is recognized when we transfer promised goods or services to our collaboration partners. The amount of upfront fees received under our license and collaboration agreements allocated to continuing obligations, such as manufacturing and supply commitments, is generally recognized as we deliver products or provide development services. As a result, there may be significant variations in the timing of receipt of cash payments and our recognition of revenue. We make our best estimate of the timing and amount of products and services expected to be required to fulfill our performance obligations. Given the uncertainties in research and development collaborations, significant judgment is required to make these estimates.

Product sales

Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. The timing of shipments is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year.

Product sales decreased for the years ended December 31, 2018 and 2017 compared to the years ended December 31, 2017 and 2016, respectively, primarily due to decreased product demand from our collaboration partner Ophthotech related to its drug candidate Fovista®. In the year ended December 31, 2017, we recognized $10.4 million of product sales to Ophthotech based on prior binding purchase commitments. Our agreement with Ophthotech was terminated in October 2017 following Ophthotech’s announcement that the third and final Fovista® Phase 3 trial also failed to meet its primary endpoint, following previous failures of the first two studies.

We expect product sales in 2019 to be consistent with 2018. However, if NKTR-181 receives regulatory approval and commercial sales begin in 2019, we expect an increase in product sales in 2019 compared to 2018.

Royalty revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue increased for the years ended December 31, 2018 and 2017 compared to the years ended December 31, 2017 and 2016, respectively, due primarily to the annual sales growth of ADYNOVATE® /ADYNOVITM in 2018 and 2017 and MOVANTIK®/ MOVENTIG® in 2017. We expect royalty revenue in 2019 to increase marginally as compared to 2018.

As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. As of December 31, 2018, our cumulative share of the post-approval study expenses since 2015 has been $1.3 million. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

Non-cash royalty revenue related to sale of future royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® in 2019 to increase marginally compared to 2018.

License, collaboration and other revenue

License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements and certain research and development activities. The level of license, collaboration and other revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any.

License, collaboration and other revenue increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the recognition of $1,059.8 million from the BMS Collaboration Agreement as described in Note 10 to our Consolidated Financial Statements. In addition, we recognized a $10.0 million milestone payment received in March 2018 as a result of the marketing authorization of ADYNOVITM in the EU in January 2018, and we recognized an additional $10.0 million milestone in the fourth quarter of 2018 for annual sales of ADYNOVATE® reaching a certain specified amount. For the years ended December 31, 2018 and 2017, we recognized $11.6 million and $130.1 million, respectively, of the $150.0 million upfront payment we received in September 2017 from our collaboration agreement with Eli Lilly for NKTR-358 as described in Note 10 to our Consolidated Financial Statements.

License, collaboration and other revenue increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the recognition of revenue from the Lilly collaboration described above. In addition, for the year ended December 31, 2017, we recognized $34.7 million related to the termination of our collaboration agreements with Bayer and Ophthotech as described in Note 10 to our Consolidated Financial Statements. These increases in 2017 were partially offset by the recognition of $28.0 million in March 2016 for our 40% share of the $70.0 million sublicense payment received by AstraZeneca from Kirin for sublicense rights to MOVENTIG® in Europe.

We expect that our license, collaboration and other revenue will decrease significantly in 2019 compared to 2018 as a result of the revenue recognized in 2018 for the BMS Collaboration Agreement.

The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See “Part I, Item 1A — Risk Factors” for discussion of the risks associated with the complex nature of our collaboration agreements.

Revenue by geography (in thousands)

Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2018	2017	2016
United States	$1,090,794	$190,810	$39,147
Europe	102,529	116,901	126,289
Total revenue	$1,193,323	$307,711	$165,436

The increase in revenue attributable to the U.S. for the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily attributable to the recognition of $1,059.8 million from the BMS Collaboration Agreement as described above. The increase in revenue attributable to the U.S. for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily attributable to the recognition of $130.1 million of the $150.0 million upfront payment we received from Lilly, as described above.

Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2018 vs.	Increase/ (Decrease) 2017 vs.	Percentage Increase/ (Decrease) 2018 vs.	Percentage Increase/ (Decrease) 2017 vs.
	2018	2017	2016	2017	2016	2017	2016
Cost of goods sold	$24,412	$30,547	$30,215	$(6,135)	$332	(20)%	1%
Product gross profit	(3,638)	2,141	25,139	(5,779)	(22,998)	(270)%	(91)%
Product gross margin	(18)%	7%	45%

Our strategy is to manufacture and supply polymer reagents to support our proprietary drug candidates or our third-party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit. We have elected to only enter into and maintain those manufacturing relationships associated with long-term collaboration agreements which include multiple sources of revenue, which we view holistically and in aggregate. We have a predominantly fixed cost base associated with our manufacturing activities. As a result, our product gross profit and margin are significantly impacted by the mix and volume of products sold in each period.

Cost of goods sold decreased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to decreased product sales. Cost of goods sold during the year ended December 31, 2017 was consistent with the year ended December 31, 2016. The decreases in product gross profit and product gross margin during the years ended December 31, 2018 and 2017 compared to the years ended December 31, 2017 and 2016, respectively, are primarily due to decreased product sales as well as a less favorable product mix in 2018 and 2017 compared to 2017 and 2016, respectively. In particular, we have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. There were more shipments to this partner relative to shipments to other customers during 2018 and 2017 compared to 2017 and 2016, respectively. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the years ended December 31, 2018, 2017 and 2016, the royalty revenue from this collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We currently expect product gross margin to be negative in 2019 as a result of the anticipated unfavorable product mix described above. However, if NKTR-181 receives regulatory approval and commercial sales begin, we expect an increase in product sales, which would improve our margin.

Research and development expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2018 vs.	Increase/ (Decrease) 2017 vs.	Percentage Increase/ (Decrease) 2018 vs.	Percentage Increase/ (Decrease) 2017 vs.
	2018	2017	2016	2017	2016	2017	2016
Research and development expense	$399,536	$268,461	$203,801	$131,075	$64,660	49%	32%

Research and development expense consists primarily of clinical study costs, contract manufacturing costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs. Where we perform research and development activities under a clinical joint development collaboration, such as our collaboration with BMS, we record the expense reimbursement from our partners as a reduction to research and development expense, and we record our share of our partners’ expenses as an increase to research and development expense.

Research and development expense increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to our expanded clinical development of NKTR-214, NKTR-262, NKTR-358, and preclinical activities for NKTR-255, as well as pre-commercial manufacturing and costs related to our NDA filing for NKTR-181. In particular, we incurred significant contract manufacturing costs for NKTR-214 and other drug candidates for our broad clinical development for NKTR-214 under the BMS Collaboration Agreement, collaboration agreements with third parties and our own studies. In addition, the increase in research and development expense for the year ended December 31, 2018 compared with the year ended December 31, 2017 includes increases in non-cash stock-based compensation and other personnel costs. These increases were partially offset by cost reimbursements by BMS under our collaboration agreement. For the years ended December 31, 2018 and 2017, we recorded net reductions to research and development expense for BMS’ reimbursements of our expenses of $62.5 million and $7.8 million, respectively. Under the BMS Collaboration Agreement, BMS bears 67.5% of expenses for development costs for NKTR-214 in combination with Opdivo® and 35% of costs for producing NKTR-214. No reimbursement amounts were recorded in 2016.

Research and development expense increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 and included increased costs for our clinical development of NKTR-214, NKTR-358, NKTR-262, and preclinical activities for NKTR-255, as well as increased costs for personnel and outside services.

We utilize our employee and infrastructure resources across multiple development and research programs. The following table shows expenses incurred for clinical and regulatory services, clinical supplies, and preclinical study support provided by third parties as well as contract manufacturing costs for each of our drug candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs (in thousands):

	Clinical	Year Ended December 31,
	Study Status(1)	2018	2017	2016
NKTR-214 (CD122-preferential IL-2 pathway agonist)(2)	Phase 1/2/3	$98,024	$33,834	$16,118
NKTR-181 (orally-available mu-opioid analgesic molecule)	Phase 3 / NDA filed	56,272	41,680	46,783
NKTR-358 (cytokine Treg stimulant)	Phase 1	17,002	10,607	5,695
NKTR-255 (IL-15 receptor agonist)	Pre-clinical	12,981	4,881	1,297
NKTR-262 (toll-like receptor agonist)	Phase 1	9,847	4,837	11
ONZEALDTM (next-generation topoisomerase I inhibitor)	Phase 3	9,205	15,052	14,940
Other product candidates	Various	3,608	14,477	13,353
Total clinical development, contract manufacturing and other third party costs		206,939	125,368	98,197
Personnel, overhead and other costs(3)		130,837	113,466	84,563
Stock-based compensation and depreciation		61,760	29,627	21,041
Research and development expense		$399,536	$268,461	$203,801

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.
(2)

The amounts for the years ended December 31, 2018 and 2017 includes $47.0 million and $7.8 million, respectively, of development cost reimbursements from BMS under our collaboration, net of our share of BMS’ costs. No reimbursement amounts were recorded in 2016. Development expenses for NKTR-214 during 2018 include expenses under the BMS Collaboration Agreement, other collaboration agreements and our own studies.

(3)	The amount for the year ended December 31, 2018 includes $15.6 million of employee cost reimbursements from BMS under our collaboration. No reimbursement amounts were recorded in 2017 or 2016.

We expect research and development expense to increase significantly for 2019 compared to 2018 primarily as a result of the development of NKTR-214 under the BMS Collaboration Agreement. Under the BMS Collaboration Agreement, we and BMS will jointly develop NKTR-214 in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), with several more registrational studies in additional tumor types and indications planned to begin in 2019.

In addition, we are collaborating with Lilly to develop NKTR-358 and are continuing its Phase 1 clinical development program in 2019. We are continuing to enroll patients in a Phase 1/2 study for NKTR-262 in combination with NKTR-214 in 2019. We plan to file an IND for NKTR-255 in 2019 and begin a Phase 1 dose-escalation study in multiple myeloma. We will continue to incur contract manufacturing costs for NKTR-181 and will recognize such costs in research and development expense until NKTR-181 receives regulatory approval, if ever, and we will likely conduct additional development activities for NKTR-181 if NKTR-181 receives regulatory approval. The timing and amount of our future clinical investments will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of potential collaboration partnerships (if any) for these programs. In addition, we expect personnel and overhead costs to increase in 2019 due to increases in our employee workforce and facilities costs to support product development, and we also expect non-cash stock-based compensation expense to increase in 2019 due primarily to the increase in our employee workforce.

In addition to our drug candidates that we plan to evaluate in clinical development during 2019 and beyond, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates by applying our polymer conjugation technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our drug candidates through clinical development, each drug candidate must be tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical studies for our drug candidates that take several years to complete. The cost and time required to complete clinical trials may vary significantly over the life of a clinical development program as a result of a variety of factors, including but not limited to:

•	the number of patients required for a given clinical study design;
•	the length of time required to enroll clinical study participants;
•	the number and location of sites included in the clinical studies;
•	the clinical study designs required by the health authorities (i.e. primary and secondary endpoints as well as the size of the study population needed to demonstrate efficacy and safety outcomes);
•	the potential for changing standards of care for the target patient population;
•	the competition for patient recruitment from competitive drug candidates being studied in the same clinical setting;
•	the costs of producing supplies of the drug candidates needed for clinical trials and regulatory submissions;
•	the safety and efficacy profile of the drug candidate;
•	the use of clinical research organizations to assist with the management of the trials; and
•	the costs and timing of, and the ability to secure, approvals from government health authorities.

Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as those collaborations that we have already completed for NKTR-214, NKTR-358 and MOVANTIK®. In certain situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

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

General and administrative expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2018 vs.	Increase/ (Decrease) 2017 vs.	Percentage Increase/ (Decrease) 2018 vs.	Percentage Increase/ (Decrease) 2017 vs.
	2018	2017	2016	2017	2016	2017	2016
General and administrative expense	$81,443	$52,364	$44,275	$29,079	$8,089	56%	18%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to increased non-cash stock based compensation expense as well as other costs related to personnel, facilities and outside services. In particular, stock based compensation expense increased by $14.3 million from $13.0 million in 2017 to $27.3 million in 2018. General and administrative expense increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to increased costs related to personnel, facilities and outside services. We expect general and administrative expenses in 2019 to increase compared to 2018, due to costs related to personnel, facilities and outside services to support the continued expansion of our business. If NKTR-181 receives regulatory approval, we initially plan to commercialize NKTR-181 through a subsidiary and we expect significant increases in commercialization costs, including sales personnel and related costs to support that separate subsidiary organization.

Impairment of equipment and other costs for terminated program

As described in Note 4 to our Consolidated Financial Statements, in December 2017, Bayer terminated our collaboration to develop Amikacin Inhale. As a result of the termination of the program, in the year ended December 31, 2017, we expensed program-specific manufacturing equipment with a net book value of $15.1 million. In addition, in the year ended December 31, 2017, we incurred approximately $0.9 million of other program termination costs related to our manufacturing obligations.

Interest expense (in thousands, except percentages)

	Year Ended December 31,			Increase/ (Decrease) 2018 vs.	Increase/ (Decrease) 2017 vs.	Percentage Increase/ (Decrease) 2018 vs.	Percentage Increase/ (Decrease) 2017 vs.
	2018	2017	2016	2017	2016	2017	2016
Interest expense	$21,582	$22,085	$22,468	$(503)	$(383)	(2)%	(2)%
Non-cash interest expense on liability related to sale of future royalties	$21,196	$18,869	$19,712	$2,327	$(843)	12%	(4)%

Interest expense for the years ended December 31, 2018, 2017 and 2016 primarily consists of interest from our senior secured notes which, as further described in Note 5 to our Consolidated Financial Statements, were issued in October 2015 for $250.0 million in aggregate principal amount at a rate of 7.75% and which are due in October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. Interest expense for the years ended December 31, 2018 and 2017 decreased marginally compared with the years ended December 31, 2017 and 2016, respectively, due to decreased interest expense from our capital leases, which were fully repaid as of December 31, 2017. We expect interest expense in 2019 to be consistent with 2018.

Non-cash interest expense on the liability related to sale of future royalties for the year ended December 31, 2018 increased compared with the year ended December 31, 2017 as a result of the increase to our estimated interest rate. In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 7 to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate, which we estimated to be approximately 17% from inception to 2017. During the three month period ended December 31, 2017, primarily as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to approximately 17.6%, which resulted in a prospective interest rate of 21%. During the three month period ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to approximately 18.7%, which results in a prospective interest rate of 29%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2019 to increase compared to 2018 as a result of the increase of the estimated prospective interest rate noted above.

Non-cash interest expense on the liability related to sale of future royalties for the year ended December 31, 2017 decreased marginally as compared to the year ended December 31, 2016 due to the decrease of the average balance of the related liability as that liability balance amortized in 2017.

Income Tax Expense

For the years ended December 31, 2017 and 2016, we recorded an income tax provision at an effective tax rate of approximately 35% as a result of taxable income at our Nektar India operations. For the year ended December 31, 2018, as a result of taxable income in India and the U.S. resulting primarily from income recognized from the upfront payment from BMS, we recorded a global income tax provision, resulting in an effective tax rate of approximately 0.2%. Our tax provision results from taxable income from our Nektar India operations and estimated tax liabilities in certain states where we do not have sufficient net operating losses to offset our estimated apportioned taxable income.

Our income tax expense in the U.S. is based on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we have nexus in 2018. Our apportionment of taxable income includes estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as the apportionment of other sources of income. Our income tax expense reflects the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income. Our remaining deferred tax assets continue to be fully reserved, as we believe it is not more likely than not that the benefit of such assets will be realized in the future.

Due to our expected net loss in 2019, we expect income tax expense to decrease compared to 2018 and to reflect an income tax expense for our Nektar India operations at an effective rate of approximately 29%.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public offering and private placements of debt and equity securities. At December 31, 2018, we had approximately $1.9 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.

We estimate that we have working capital to fund our current business plans through at least March 1, 2020. We expect the clinical development of our proprietary drug candidates including NKTR-214, NKTR-358, NKTR-262, NKTR-255, NKTR-181, and ONZEALDTM will continue to require significant investment in order to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval, as well as for NKTR-181 commercialization activities. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In April 2018, we received a total of $1.85 billion from BMS including a $1 billion upfront payment and an $850 million premium investment in our common stock. In July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly and other existing and future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In particular, under the BMS Collaboration Agreement, we are entitled to $1.43 billion of regulatory and commercial launch milestones, $650 million of which are associated with approval and launch of NKTR-214 in its first indication in the U.S., EU and Japan.  As a result, whether and when NKTR-214 is approved in any indication will have a significant impact on our future liquidity and capital resources. We have no credit facility or any other sources of committed capital.

Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At December 31, 2018, the average time to maturity of the investments held in our portfolio was approximately eight months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

Cash flows from operating activities

Cash flows provided by operating activities for the year ended December 31, 2018 totaled $718.2 million, which includes $1,059.8 million of the payments received under the BMS Collaboration Agreement in April 2018 and a $10.0 million milestone payment from our collaboration agreement with Baxalta, partially offset by $332.1 million of net operating cash uses as well as $19.5 million for interest payments on our senior secured notes.

Cash flows used in operating activities for the year ended December 31, 2017 totaled $80.4 million, which includes $237.8 million of net operating cash uses as well as $19.6 million for interest payments on our senior secured, partially offset by the receipt of $150.0 million upfront payment in September 2017 from our collaboration agreement with Lilly for NKTR-358, the receipt of $12.0 million in November 2017 related to our collaboration agreement with Baxalta and the receipt of $15.0 million in December 2017 resulting from a settlement agreement.

Cash flows used in operating activities for the year ended December 31, 2016 totaled $117.0 million, which includes $138.3 million of net operating cash uses as well as $19.7 million for interest payments on our senior secured notes, partially offset by the receipt of $31.0 million of payments from AstraZeneca related to its sub-license to Kirin and the receipt of a $10.0 million milestone in January 2016 from our Baxalta collaboration agreement.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase in 2019 compared to 2018 primarily as a result of increased research and development expenses.

Cash flows from investing activities

We paid $14.2 million, $9.7 million, and $6.4 million to purchase property, plant and equipment in the years ended December 31, 2018, 2017, and 2016, respectively. For 2018, we also received $2.6 million from the sale of property, plant and equipment, primarily from the sale of a former research facility in Huntsville, Alabama. We expect our capital expenditures in 2019 to increase significantly compared to 2018, primarily due to construction of leasehold improvements at our new facilities lease as more fully described in Note 6 of our Consolidated Financial Statements (the Third Street Facility).

For the year ended December 31, 2018, we purchased $1.4 billion of investments in debt securities, net of maturities of investments, primarily as a result of the $1.85 billion received in April 2018 from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement.

Cash flows from financing activities

As described in Note 10 to our Consolidated Financial Statements, we received $850.0 million for the issuance of our common stock to BMS under our Share Purchase Agreement in April 2018, of which we recorded $790.2 million in equity as a financing activity.

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

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $61.7 million, $59.5 million, and $20.3 million in the years ended December 31, 2018, 2017, and 2016, respectively.

Contractual Obligations (in thousands)

	Payments Due by Period
	Total	<=1 Yr 2019	2-3 Yrs 2020-2021	4-5 Yrs 2022-2023	2024+
Obligations(1)
7.75% senior secured notes due October 2020, including interest	$288,750	$19,644	$269,106	$—	$—
Operating leases(2)	183,616	8,494	26,615	31,065	117,442
Purchase commitments(3)	63,303	63,303	—	—	—
	$535,669	$91,441	$295,721	$31,065	$117,442

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 8 to our Consolidated Financial Statements.
(2)

These amounts primarily result from our Mission Bay Facility and Third Street Facility leases, which both expire in 2030. The leases are discussed in Note 6 to our Consolidated Financial Statements. Our commitment for the Third Street Facility above includes fixed amounts payable for certain costs that we have excluded from our minimum lease payments as disclosed in Note 6 to our Consolidated Financial Statements.

(3)

Substantially all of this amount was subject to open purchase orders as of December 31, 2018 that were issued under existing contracts. This amount does not represent minimum contract termination liabilities for our existing contracts.

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

Collaborative Arrangements

When we enter into collaboration agreements with pharmaceutical and biotechnology partners, we assess whether the arrangements fall within the scope of Accounting Standards Codification (ASC) 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our collaboration partner fall within the scope of other accounting literature. If we conclude that payments from the collaboration partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we record such payments as a reduction of research and development expense or general and administrative expense, based on where we record the underlying expense.

Revenue Recognition

We recognize license, collaboration and other research revenue based on the facts and circumstances of each contractual agreement and includes recognition of upfront fees and milestone payments. At the inception of each agreement, we determine which promises represent distinct performance obligations, for which management must use significant judgment. Additionally, at inception and at each reporting date thereafter, we must determine and update, as appropriate, the transaction price, which includes variable consideration such as development milestones. We must use judgment to determine when to include variable consideration in the transaction price such that inclusion of such variable consideration will not result in a significant reversal of revenue recognized when the contingency surrounding the variable consideration is resolved. We must also allocate the arrangement consideration to performance obligations based on their relative standalone selling prices, which we generally base on our best estimates and which require significant judgment. For example, in estimating the standalone selling prices for granting licenses for our drug candidate, our estimates may include revenue forecasts, clinical development timelines and costs, discount rates and probabilities of clinical and regulatory success. For performance obligations satisfied over time, we recognize revenue based on our estimates of expected future costs or other measures of progress.

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

Contract Manufacturing Accruals

We record accruals for the estimated costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process sufficiently defined to be considered the delivery of a good, as evidenced by predictive or contractually required yields, or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contract. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. In certain circumstances, we may be entitled to reductions of amounts due under these arrangements if delivery is delayed or the yield from the production process is lower than expected. Given the uncertainties with such reductions, we may only recognize such decrease when the contract manufacturer agrees with such reduction. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.

Stock-Based Compensation

We expense the estimated fair value of each stock award ratably over the expected service period of the award and recognize forfeitures as they occur. For stock options, we use the Black-Scholes option pricing model for each respective option grant to determine the estimated fair value on the date of grant (grant date fair value). The Black-Scholes option pricing model requires the input of highly subjective assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. In addition, for awards that vest upon the achievement of performance milestones, we estimate whether the awards will vest and the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

Non-cash Interest Expense on Liability Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments from sales of the CIMZIA® and MIRCERA® drug products marketed by UCB and Roche, respectively. Although we are required to make payments to the purchaser (RPI) only in certain situations, including the event of our breach of a representation, warranty or covenant in the Purchase and Sale Agreement that gives rise to a liability in accordance with the terms and conditions of such agreement, this royalty sale transaction was recorded as a liability (Royalty Obligation) that we will amortize using the interest method over the estimated life of the Purchase and Sale Agreement. As a result, we impute interest on the transaction and record interest expense at the estimated interest rate. Our estimate of the interest rate under the agreement is based on the amount of royalty payments to be received by RPI over the life of the arrangement and payments we are required to make to RPI under the agreement. We will periodically assess the expected royalty payments to RPI from UCB and Roche using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from CIMZIA® and MIRCERA®, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while significant portions of the underlying sales of CIMZIA® and MIRCERA® are made in currencies other than USD, and other events or circumstances that result in reduced royalty payments from CIMZIA® and MIRCERA®, all of which would result in a reduction of non-cash royalty revenue and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of CIMZIA® and MIRCERA® are higher than expected, non-cash royalty revenue and non-cash interest expense would be greater over the term of the Royalty Obligation. During the three month period ended December 31, 2017, as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased from 17% to approximately 17.6%, which resulted in a prospective interest rate of 21%. During the three month period ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to approximately 18.7%, which results in a prospective interest rate of 29%. If we had determined that the interest rate used in 2018 should have been one percentage point higher than our quarterly estimates during 2018, the non-cash interest expense recognized in the year ended December 31, 2018 and the Royalty Obligation balance as of December 31, 2018 would have increased by $1.0 million. If we had determined that the interest rate used in 2018 should have been 29% during 2018, the non-cash interest expense recognized in the year ended December 31, 2018 and the Royalty Obligation balance as of December 31, 2018 would have increased by $6.5 million.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2018-18: Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement. The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless those transactions are directly related to third-party sales. ASU 2018-18 is effective in the first quarter of 2020 and should be applied retrospectively to January 1, 2018, when we adopted ASC 606. Early adoption is permitted. We are evaluating the effect of adoption, but we do not expect a material effect on our revenue.

In February 2016, the FASB issued guidance to amend a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance became effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. The adoption of this guidance will have a material effect on our balance sheet. In particular, for our facilities leases described in Note 6 to our Consolidated Financial Statements, we expect to recognize right-of-use assets, estimated between $87 million and $97 million, and lease liabilities, estimated between $96 million and $106 million. We will recognize additional right-of-use assets and lease liabilities as additional space is delivered to us for our Third Street Facility lease

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $6.7 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2018. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2018. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $1.1 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2017.

As of December 31, 2018, we held $1.8 billion of available-for-sale investments, excluding money market funds, with an average time to maturity of eight months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded any provisions for impairment.

Foreign Currency Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we have contracts with contract manufacturing organizations in Europe, transacted in the British pound sterling or Euros. Additionally, a portion of our operations consists of research and development activities outside the United States, with transactions in the Indian Rupee. Finally, although our payments from our collaboration partners for our royalty revenues are in U.S. dollars, a portion of the payment is based on net sales in foreign currency translated into U.S. dollars for such period. Accordingly, we are subject to foreign currency exchange risk for these transactions.

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We do not utilize derivative financial instruments to manage our exchange rate risks. We do not believe that inflation has had a material adverse impact on our revenues or operations in any of the past three years.

Item 8.	Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method effective January 1, 2018.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on Internal Control over Financial Reporting

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nektar Therapeutics (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California
February 28, 2019

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$194,905	$4,762
Short-term investments	1,140,445	291,370
Accounts receivable	43,213	5,014
Inventory	11,381	10,726
Advance payments to contract manufacturers	26,450	7,155
Other current assets	21,293	7,793
Total current assets	1,437,687	326,820
Long-term investments	582,889	57,088
Property, plant and equipment, net	48,851	47,463
Goodwill	76,501	76,501
Other assets	4,244	994
Total assets	$2,150,172	$508,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,854	$4,782
Accrued compensation	9,937	8,263
Accrued contract manufacturing expenses	23,841	3,845
Accrued clinical trial expenses	14,700	9,461
Other accrued expenses	9,087	6,219
Interest payable	4,198	4,198
Deferred revenue, current portion	13,892	18,949
Other current liabilities	493	446
Total current liabilities	82,002	56,163
Senior secured notes, net	246,950	245,207
Liability related to the sale of future royalties, net	82,911	94,655
Deferred revenue, less current portion	10,744	19,021
Other long-term liabilities	9,990	5,992
Total liabilities	432,597	421,038
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at December 31, 2018 or 2017	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 173,530 shares and 159,524 shares issued and outstanding at December 31, 2018 and 2017, respectively	17	15
Capital in excess of par value	3,147,925	2,207,865
Accumulated other comprehensive loss	(6,316)	(2,111)
Accumulated deficit	(1,424,051)	(2,117,941)
Total stockholders’ equity	1,717,575	87,828
Total liabilities and stockholders’ equity	$2,150,172	$508,866

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Product sales	$20,774	$32,688	$55,354
Royalty revenue	41,976	33,527	19,542
Non-cash royalty revenue related to sale of future royalties	33,308	30,531	30,158
License, collaboration and other revenue	1,097,265	210,965	60,382
Total revenue	1,193,323	307,711	165,436
Operating costs and expenses:
Cost of goods sold	24,412	30,547	30,215
Research and development	399,536	268,461	203,801
General and administrative	81,443	52,364	44,275
Impairment of equipment and other costs for terminated program	—	15,981	—
Total operating costs and expenses	505,391	367,353	278,291
Income (loss) from operations	687,932	(59,642)	(112,855)
Non-operating income (expense):
Interest expense	(21,582)	(22,085)	(22,468)
Non-cash interest expense on liability related to sale of future royalties	(21,196)	(18,869)	(19,712)
Interest income and other income (expense), net	37,571	4,520	2,387
Total non-operating expense, net	(5,207)	(36,434)	(39,793)
Income (loss) before provision for income taxes	682,725	(96,076)	(152,648)
Provision for income taxes	1,412	616	876
Net income (loss)	$681,313	$(96,692)	$(153,524)

Net income (loss) per share
Basic	$4.02	$(0.62)	$(1.10)
Diluted	$3.78	$(0.62)	$(1.10)
Weighted average shares outstanding used in computing net income (loss) per share
Basic	169,600	155,953	139,596
Diluted	180,119	155,953	139,596

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$681,313	$(96,692)	$(153,524)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(2,975)	(533)	79
Net foreign currency translation gain (loss)	(1,230)	785	(272)
Other comprehensive income (loss), net of tax	(4,205)	252	(193)
Comprehensive income (loss)	$677,108	$(96,440)	$(153,717)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	135,289	$13	$1,876,072	$(2,170)	$(1,867,486)	$6,429
Sale of common stock, net of issuance costs of $439	14,950	2	189,274	—	—	189,276
Shares issued under equity compensation plans	2,973	—	20,287	—	—	20,287
Stock-based compensation	—	—	25,850	—	—	25,850
Other comprehensive loss	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(153,524)	(153,524)
Balance at December 31, 2016	153,212	15	2,111,483	(2,363)	(2,021,010)	88,125
Shares issued under equity compensation plans	6,312	—	59,528	—	—	59,528
Stock-based compensation	—	—	36,615	—	—	36,615
Other comprehensive loss	—	—	239	252	(239)	252
Net loss	—	—	—	—	(96,692)	(96,692)
Balance at December 31, 2017	159,524	15	2,207,865	(2,111)	(2,117,941)	87,828
Shares issued under equity compensation plans	5,721	1	61,728	—	—	61,729
Stock-based compensation	—	—	88,101	—	—	88,101
Sale of stock to Bristol-Myers Squibb (Note 10)	8,285	1	790,231	—	—	790,232
Adoption of new accounting standards					12,577	12,577
Other comprehensive loss	—	—	—	(4,205)	—	(4,205)
Net income	—	—	—	—	681,313	681,313
Balance at December 31, 2018	173,530	$17	$3,147,925	$(6,316)	$(1,424,051)	$1,717,575

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$681,313	$(96,692)	$(153,524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash royalty revenue related to sale of future royalties	(33,308)	(30,531)	(30,158)
Non-cash interest expense on liability related to sale of future royalties	21,196	18,869	19,712
Stock-based compensation	88,101	36,615	25,850
Depreciation and amortization	10,870	14,741	15,351
Impairment of equipment from terminated program	—	15,081	—
Accretion of discounts, net, and other non-cash transactions	(10,952)	(881)	(2,185)
Changes in operating assets and liabilities:
Accounts receivable	(25,505)	10,664	4,269
Inventory	(655)	383	237
Other assets	(31,652)	(4,800)	(312)
Accounts payable	971	2,074	518
Accrued compensation	1,674	(10,017)	12,282
Other accrued expenses	27,947	7,277	(71)
Deferred revenue	(15,331)	(28,269)	(17,615)
Other liabilities	3,545	(14,928)	8,622
Net cash provided by (used in) operating activities	718,214	(80,414)	(117,024)
Cash flows from investing activities:
Purchases of investments	(2,271,250)	(404,425)	(334,659)
Maturities of investments	890,957	347,743	253,682
Sales of investments	11,963	37,549	4,969
Purchases of property, plant and equipment	(14,239)	(9,676)	(6,392)
Sales of property and plant	2,633	—	—
Net cash used in investing activities	(1,379,936)	(28,809)	(82,400)
Cash flows from financing activities:
Payment of capital lease obligations	—	(5,131)	(5,945)
Proceeds from shares issued under equity compensation plans	61,735	59,522	20,287
Issuance of common stock, net of issuance costs	790,231	—	189,276
Net cash provided by financing activities	851,966	54,391	203,618
Effect of exchange rates on cash and cash equivalents	(101)	(46)	(124)
Net increase (decrease) in cash and cash equivalents	190,143	(54,878)	4,070
Cash and cash equivalents at beginning of year	4,762	59,640	55,570
Cash and cash equivalents at end of year	$194,905	$4,762	$59,640
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,471	$20,116	$20,589
Cash paid for income taxes	$618	$556	$757

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, with the exception of the income resulting from the upfront payment in April 2018 from our collaboration agreement with Bristol-Myers Squibb Company (BMS), we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2018, we had approximately $1.9 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited and Nektar Therapeutics UK Limited. All intercompany accounts and transactions have been eliminated in consolidation.

Our Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. Translation gains and losses are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. To date, such cumulative translation adjustments have not been significant to our consolidated financial position. Aggregate gross foreign currency transaction gains (losses) recorded in operations for the years ended December 31, 2018, 2017, and 2016 were not significant.

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

Reclassifications

We have reclassified certain items previously reported in specific financial statement captions to conform to the current period presentation. Such reclassifications do not materially impact previously reported revenue, operating (income) loss, net (income) loss, total assets, liabilities or stockholders’ equity.

Cash, Cash Equivalents, and Investments, and Fair Value of Financial Instruments

We consider all investments in marketable securities with an original maturity of three months or less when purchased to be cash equivalents. We classify investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. We classify investments in securities with remaining maturities of over one year as long-term investments.

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

We include interest on securities classified as available-for-sale, as well as amortization of premiums and accretion of discounts to maturity, in interest income. We include realized gains and losses and declines in value of available-for-sale securities judged to be other-than-temporary, if any, in other income (expense). The cost of securities sold is based on the specific identification method.

Our cash, cash equivalents, short-term investments and long-term investments are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents, short-term investments and long-term investments are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds and places restrictions on maturities and concentrations by type and issuer.

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, and cost-sharing billings from collaborative research and development agreements. For the year ended December 31, 2018, our accounts receivable includes $24.2 million from contracts with customers and $19.0 million for net expense reimbursements from our collaboration partner. For the year ended December 31, 2017, our accounts receivable includes $3.3 million from contracts with customers and $1.7 million for expense reimbursements from our collaboration partner. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made subsequent to year-end. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts, although historically we have not experienced credit losses from our accounts receivable. At December 31, 2018, three customers represented 44%, 36% and 12%, respectively, of our accounts receivable. At December 31, 2017, four different customers represented 43%, 20%, 19% and 14%, respectively, of our accounts receivable.

Inventory and Significant Supplier Concentrations

Inventory is generally manufactured upon receipt of firm purchase orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and cost is determined on a first-in, first-out basis for raw materials and on a specific identification basis for work-in-process and finished goods. Inventory is valued at the lower of cost or net realizable value and defective or excess inventory is written down to net realizable value based on historical experience or projected usage. Inventory related to our research and development activities is expensed as manufactured by us or when purchased.

We are dependent on our suppliers and contract manufacturers to provide raw materials and drug candidates of appropriate quality and reliability and to meet applicable contract and regulatory requirements. In certain cases, we rely on single sources of supply of one or more critical materials. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our drug candidates or our ability to meet our supply obligations could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Long-Lived Assets

Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Manufacturing, laboratory and other equipment are depreciated using the straight-line method generally over estimated useful lives of three to ten years. Buildings are depreciated using the straight-line method generally over the estimated useful life of twenty years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease.

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

We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the case of property, plant and equipment, we determine whether there has been an impairment by comparing the carrying value of the asset to the anticipated undiscounted net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated discounted net cash flows associated with the asset. In the case of goodwill impairment, we compare the carrying value of the reporting unit to its fair value, which we generally measure using market capitalization for our single reporting unit. If an impairment exists, we write down goodwill such that the carrying value of the reporting units equals its fair value.

Collaborative Arrangements

We enter into collaboration arrangements with pharmaceutical and biotechnology collaboration partners, under which we may grant licenses to our collaboration partners to further develop and commercialize one of our proprietary drug candidates, either alone or in combination with the collaboration partners’ compounds, or grant licenses to partners to use our technology to research and develop their own proprietary drug candidates. We may also perform research, development, manufacturing and supply activities under our collaboration agreements. Consideration under these contracts may include an upfront payment, development milestones and other contingent payments, expense reimbursements, royalties based on net sales of approved drugs, and commercial sales milestone payments. Additionally, these contracts may provide options for the customer to purchase our proprietary PEGylation materials, drug candidates or additional contract research and development services under separate contracts.

When we enter into collaboration agreements, we assess whether the arrangements fall within the scope of Accounting Standards Codification (ASC) 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our collaboration partner fall within the scope of other accounting literature. If we conclude that payments from the collaboration partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or general and administrative expense, based on where we present the underlying expense.

Revenue Recognition

For elements of those arrangements that we determine should be accounted for under ASC 606, we assess which activities in our collaboration agreements are performance obligations that should be accounted for separately and determine the transaction price of the arrangement, which includes the assessment of the probability of achievement of future milestones and other potential consideration. For arrangements that include multiple performance obligations, such as granting a license or performing contract research and development activities or participation on joint steering or other committees, we allocate upfront and milestone payments under a relative standalone selling price method. Accordingly, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include revenue forecasts, clinical development timelines and costs, discount rates and probabilities of clinical and regulatory success.

Product sales

Product sales are primarily derived from manufacturing and supply agreements with our collaboration partners. We have assessed our current manufacturing and supply arrangements and have generally determined that they provide the customer an option to purchase our proprietary PEGylation materials. Accordingly, we treat each purchase order as a discrete exercise of the customer’s option (i.e. a separate contract) rather than as a component of the overall arrangement. The pricing for the manufacturing and supply is generally at a fixed price and may be subject to annual producer price index (PPI) adjustments. We invoice and recognize product sales when title and risk of loss pass to the customer, which generally occurs upon shipment. Customer payments are generally due 30 days from receipt of an invoice. Our products are tested for adherence to technical specifications prior to shipment; accordingly, we have not experienced any significant returns from our customers.

Royalty revenue

Generally, we are entitled to royalties from our collaboration partners based on the net sales of their approved drugs that are marketed and sold in one or more countries where we hold royalty rights. For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, we have concluded that the license is the predominant item to which the royalties relate. Accordingly, we recognize royalty revenue, including for our non-cash royalties, when the underlying sales occur based on our best estimates of sales of the drugs. Our partners generally pay royalties or commercial milestones after the end of the calendar quarter in accordance with contractual terms. We present commercial milestone payments within license, collaboration and other revenue.

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

Research and Development Expense

Research and development costs are expensed as incurred and include salaries, benefits and other operating costs such as outside services, supplies and allocated overhead costs. We perform research and development for our proprietary drug candidates and technology development and for certain third parties under collaboration agreements. For our proprietary drug candidates and our internal technology development programs, we invest our own funds without reimbursement from a third party. Where we perform research and development activities under a clinical joint development collaboration, such as our collaboration with Bristol-Myers Squibb, we record the partner’s share of collaboration expenses as a reduction to research and development expense when reimbursement amounts are due to us under the agreement.

We record an accrued expense for the estimated costs of our clinical trial activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of certain clinical trial activities. We generally accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical trials based on the total estimated cost of the treatment phase on a per patient basis and we expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the trials. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred.

We record an accrued expense for the estimated costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process is sufficiently defined to be considered the delivery of a good, as evidenced by predictive or contractually required yields in the production process, or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contracts. We recognize and amortize upfront payments and accrue liabilities based on the specific terms of each arrangement. Certain arrangements may provide upfront payments for certain stages of the arrangement and milestone payments for the completion of certain stages, and, accordingly, we may record advance payments for services that have not been completed or goods not delivered and liabilities for stages where the contract manufacturer is entitled to a milestone payment.

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

Net Income (Loss) Per Share

For all periods presented in the Consolidated Statements of Operations, the net income (loss) available to common stockholders is equal to the reported net income (loss). Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is calculated based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities, which consist of common shares underlying stock options and restricted stock units (RSUs). For 2018, the effect of these dilutive securities under the treasury stock method was approximately 10.5 million, and we excluded approximately 3.3 million of weighted-average shares of common stock underlying outstanding stock options from the computation of diluted net income per share because their effect was antidilutive. For 2017 and 2016, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded weighted average outstanding stock options and RSUs totaling  20.6 million and 19.9 million during the years ended December 31, 2017 and 2016, respectively.

Income Taxes

We account for income taxes under the liability method. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax reporting bases of assets and liabilities, measured using enacted tax rates and laws that we expect to be in effect when we expect the differences to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. We record a valuation allowance against deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. When we establish or reduce the valuation allowance related to the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period we make such determination.

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

Comprehensive income (loss)

Comprehensive income (loss) is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. Our other comprehensive income (loss) includes net income (loss), gains and losses from the foreign currency translation of the assets and liabilities of our India and UK subsidiaries, and unrealized gains and losses on investments in available-for-sale securities.

Adoption of New Accounting Principle

On January 1, 2018, we adopted ASC 606, Revenue Recognition - Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for units of account that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In our adoption, we used the practical expedients to analyze only those contracts that were still active contracts as of January 1, 2018 and evaluated those contracts based on the cumulative contract modifications through that date. We do not believe that the use of the practical expedients had or will have a material impact on our transition adjustment or our prospective accounting. We adopted ASC 606 on a modified retrospective basis under which we recognized the cumulative effect of adoption as a transition adjustment to opening accumulated deficit. Therefore, the periods prior to the adoption date of ASC 606 have not been restated.

The transition adjustment totaled $12.7 million, and included $10.7 million related to the recognition of royalty revenue. Previously, under ASC 605, we recognized certain of our royalty arrangements on a cash basis, generally one quarter in arrears. Beginning in the first quarter of 2018, we began to accrue our estimate of these royalties earned based on our collaboration partners’ sales of the associated drug compounds. As a result, in the first quarter of 2018, we recognized $11.1 million of estimated royalty revenue associated with our partners’ sales of MOVANTIK® and ADYNOVATE® in the first quarter of 2018. Previously, in the fourth quarter of 2017, we recognized $9.6 million in royalty revenue associated with sales of MOVANTIK® and ADYNOVATE® in the third quarter of 2017. The transition between the two accounting methods results in the $10.7 million in royalties for sales of MOVANTIK® and ADYNOVATE® in the fourth quarter of 2017 being recognized as a direct reduction of our accumulated deficit instead of being recognized in the statement of operations. The transition adjustment also includes $2.0 million for the reduction of deferred revenue related to one of our collaboration arrangements. The impact of the adoption of ASC 606 on our Consolidated Balance Sheet as of December 31, 2018 and Consolidated Statement of Operations data for the year ended December 31, 2018 was as follows (in thousands):

	As reported	Adjustments	Balances Without the Adoption of Topic 606
Consolidated Balance Sheet data as of December 31, 2018
Accounts receivable, net	$43,213	$(21,030)	$22,183
Deferred revenue, current portion	13,892	1,191	15,083
Deferred revenue, less current portion	10,744	(112)	10,632
Accumulated deficit	(1,424,051)	(22,109)	(1,446,160)

Consolidated Statement of Operations data for the year ended December 31, 2018
Product sales	$20,774	$(192)	$20,582
Royalty revenue	41,976	(286)	41,690
License, collaboration and other revenue	1,097,265	(8,934)	1,088,331
Total revenue	1,193,323	(9,412)	1,183,911

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2018-18: Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement. The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless those transactions are directly related to third-party sales. ASU 2018-18 is effective in the first quarter of 2020 and should be applied retrospectively to January 1, 2018, when we adopted ASC 606. Early adoption is permitted. We are evaluating the effect of adoption, but we do not expect a material effect on our revenue.

In February 2016, the FASB issued guidance to amend a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. The adoption of this guidance will have a material effect on our balance sheet. In particular, for our facilities leases described in Note 6, we expect to recognize right-of-use assets, estimated between $87 million and $97 million and lease liabilities, estimated between $96 million and $106 million. The estimate for the right-of-use assets reflects the estimated lease liabilities, reduced by our historical deferred rent balance, which, as discussed in Note 6, totaled $9.3 million as of December 31, 2018.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2018	December 31, 2017
Cash and cash equivalents	$194,905	$4,762
Short-term investments	1,140,445	291,370
Long-term investments	582,889	57,088
Total cash and investments in marketable securities	$1,918,239	$353,220

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. All of our long-term investments as of December 31, 2018 and 2017 had maturities between one and two years.

Gross unrealized gains and losses were not significant at either December 31, 2018 or 2017. During the years ended December 31, 2018, 2017 and 2016, we sold available-for-sale securities totaling $12.0 million, $37.5 million, and $5.0 million, respectively, and realized gains and losses were not significant in any of those periods.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	December 31, 2018	December 31, 2017
Corporate notes and bonds	2	$1,288,986	$216,253
Corporate commercial paper	2	498,048	128,096
Obligations of U.S. government agencies	2	12,977	2,977
Available-for-sale investments		1,800,011	347,326
Money market funds	1	105,656	302
Certificate of deposit	N/A	6,760	1,132
Cash	N/A	5,812	4,460
Total cash and investments in marketable securities		$1,918,239	$353,220

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

During the years ended December 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

At December 31, 2018 and 2017, we had letter of credit arrangements in favor of our landlords and certain vendors totaling $6.6 million and $1.1 million, respectively. These letters of credit are secured by investments of similar amounts.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$1,846	$1,796
Work-in-process	6,403	4,843
Finished goods	3,132	4,087
Total inventory	$11,381	$10,726

Note 4 — Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Building and leasehold improvements	$77,771	$81,444
Laboratory equipment	33,806	31,214
Computers, furniture, and other	31,354	27,800
Manufacturing equipment	21,339	20,695
Depreciable property, plant and equipment at cost	164,270	161,153
Less: accumulated depreciation	(120,507)	(115,090)
Depreciable property, plant and equipment, net	43,763	46,063
Construction-in-progress	5,088	1,400
Property, plant and equipment, net	$48,851	$47,463

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

Depreciation and amortization expenses on property, plant and equipment for the years ended December 31, 2018, 2017, and 2016 was $8.8 million, $12.6 million, and $13.2 million, respectively.

In November 2017, Bayer announced that the Phase 3 Amikacin Inhale clinical program did not meet its primary endpoint or key secondary endpoints and, in December 2017, Bayer terminated our related collaboration agreement. Under this collaboration, we were responsible for the development, manufacturing and supply of our proprietary nebulizer device included in the Amikacin product and had acquired specific manufacturing equipment for this purpose. As a result of the termination of the program, in the three months ended December 31, 2017, we expensed program specific manufacturing equipment with an original cost of $23.4 million and a net book value of $15.1 million. We completed the disposal of this equipment in the first quarter of 2018. In addition, in the three months ended December 31, 2017, we incurred approximately $0.9 million of other program termination costs related to our manufacturing obligations.

Note 5 — Senior Secured Notes

On October 5, 2015, we completed the sale and issuance of $250.0 million in aggregate principal amount of 7.75% senior secured notes due 2020 (the Notes). The Notes are secured by a first-priority lien on substantially all of our assets and bear interest at a rate of 7.75% per annum payable in cash quarterly in arrears on January 15, April 15, July 15, and October 15 of each year. Interest is calculated based on actual days outstanding over a 360 day year. The Notes will mature on October 5, 2020, at which time the outstanding principal will be due and payable.

In connection with the issuance of the Notes, we paid fees and expenses of $8.9 million, of which $8.7 million of transaction and facility fees paid directly to the purchasers of the Notes and other direct issuance costs were capitalized as a debt discount and issuance costs and are recorded as a reduction to the senior secured notes, net liability balance in our Consolidated Balance Sheet. The unamortized balance of these costs is $3.1 million at December 31, 2018 and will be amortized to interest expense over the remaining term of the Notes.

The agreement, pursuant to which the Notes were issued, contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, declare or pay dividends, redeem stock, issue preferred stock, make certain investments, merge or consolidate, make dispositions of assets, or enter into certain new businesses or transactions with affiliates, but do not contain covenants related to future financial performance. In particular, the Notes agreement requires us to maintain a minimum cash and investments in marketable securities balance of $60.0 million during the term of the Notes. We may currently redeem some or all of these notes at a redemption price equal to 102% of the principal amount of the notes if the redemption date is prior to October 5, 2019, or 100% of the principal amount of the notes if the redemption date is on or after October 5, 2019, plus, in each case, accrued and unpaid interest to the applicable redemption date. If we experience certain change of control events, the holders of the Notes will have the right to require us to purchase all or a portion of the Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, upon certain asset sales, we may be required to offer to use the net proceeds thereof to purchase some of the Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

As of December 31, 2018, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we estimate that the fair value of the Notes is approximately $258.0 million.

Note 6 — Leases

Operating Leases

In August 2017, we entered into a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) and terminated our sublease with Pfizer, Inc., effectively extending our lease term from 2020 to 2030 for our 134,356 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard, San Francisco, California (the Mission Bay Facility).

The term of the Mission Bay Lease commenced on September 1, 2017, and will expire January 31, 2030, subject to our right to extend the term of the lease for two consecutive five-year periods. The monthly base rent for the Mission Bay Facility will escalate over the term of the lease at various intervals. During the term of the Mission Bay Lease, we are responsible for paying our share of operating expenses specified in the lease, including insurance costs and taxes. The Mission Bay Lease also obligates us to rent from ARE a total of an additional approximately 18,000 square feet of space at the Mission Bay Facility at specified delivery dates. The Mission Bay Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

In May 2018, we entered into a Lease Agreement (the Third Street Lease) with Kilroy Realty Finance Partnership, L.P. to lease 135,936 square feet of space located at 360 Third Street, San Francisco, California (the Third Street Facility) from June 2018 to January 31, 2030. An initial 1,726 square feet was delivered in June 2018, and a total of 67,105 square feet for two additional spaces was delivered in December 2018. The remaining space will be delivered in phases during 2019. The Third Street Lease will provide us additional facilities to support increased personnel for our San Francisco-based R&D activities. The lease term includes a right to extend the term for a consecutive five-year period. Our fixed annual base rent on an industrial gross lease basis includes certain expenses and property taxes paid directly by the landlord and will escalate each year over the term at specified intervals. We have a onetime right of first offer with respect to certain additional rental space at the Third Street Facility. The Third Street Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

We recognize rent expense on a straight-line basis over the lease period. For the years ended December 31, 2018, 2017 and 2016, rent expense totaled approximately $8.1 million, $4.7 million and $3.2 million, respectively. As of December 31, 2018 and 2017, we had total deferred rent balances of $9.3 million and $6.0 million, respectively, which we present in other long-term liabilities in our Consolidated Balance Sheets.

Our future minimum lease payments for our operating leases at December 31, 2018 are as follows (in thousands):

Year ending December 31,
2019	$7,914
2020	10,617
2021	13,649
2022	14,117
2023	14,599
2024 and thereafter	98,315
Total future minimum lease payments	$159,211

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

The following table shows the activity within the liability account during the year ended December 31, 2018 and for the period from the inception of the royalty transaction on February 24, 2012 (inception) to December 31, 2018 (in thousands):

	Year ended December 31, 2018	Period from inception to December 31, 2018
Liability related to the sale of future royalties—beginning balance	$96,922	$—
Proceeds from sale of future royalties	—	124,000
Payments from Nektar to RPI	—	(10,000)
Non-cash CIMZIA® and MIRCERA® royalty revenue	(33,308)	(170,839)
Non-cash interest expense recognized	21,196	141,649
Liability related to the sale of future royalties – ending balance	84,810	84,810
Less: unamortized transaction costs	(1,899)	(1,899)
Liability related to the sale of future royalties, net	$82,911	$82,911

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

During the years ended December 31, 2018, 2017 and 2016, we recognized $33.3 million, $30.5 million, and $30.2 million, respectively, in non-cash royalties from net sales of CIMZIA® and MIRCERA®, and we recorded $21.2 million, $18.9 million and $19.7 million, respectively, of related non-cash interest expense.

As royalties are remitted to RPI from Roche and UCB, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to be received by RPI. The sum of these amounts less the $124.0 million proceeds we received will be recorded as interest expense over the life of the Royalty Obligation. From inception until 2017, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 17%. We periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent the amount or timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. During the three month period ended December 31, 2017, as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to 17.6%, which resulted in a prospective interest rate of 21%. During the three month period ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 18.7%, which results in a prospective interest rate of 29%.

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

Note 8 — Commitments and Contingencies

Purchase Commitments

In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2018, these commitments were approximately $63.3 million, all of which we expect to pay in 2019.

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

On October 30, 2018, we and our CEO and CFO were named in a putative securities class action entitled, Mulquin v. Nektar Therapeutics et. al., N.D. Cal. Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. Both the class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. These cases are in the early stages. Accordingly, we cannot reasonably estimate any range of potential future charges. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, potentially delay or limit our ability to use some of our research and development programs, and potentially result in paying monetary damages. We have recorded no liability for these matters on our Consolidated Balance Sheets as of December 31, 2018.

Foreign Operations

We operate in a number of foreign countries. As a result, we are subject to numerous local laws and regulations that can result in claims made by foreign government agencies or other third parties that are often difficult to predict even after the application of good faith compliance efforts.

Indemnification Obligations

During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations on our Consolidated Balance Sheets as of December 31, 2018 or 2017.

Indemnifications in Connection with Commercial Agreements

As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of drugs based on our proprietary technologies and drug candidates, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us and licensed to our partners. For example, as part of the sale of our royalty interest in the CIMZIA® and MIRCERA® products, we and RPI made representations and warranties and entered into certain covenants and ancillary agreements which are supported by indemnity obligations. If it is determined that we breached certain of the representations and warranties or covenants and agreements made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

Indemnification of Underwriters and Initial Purchasers of our Securities

In connection with our sale of equity and senior secured debt securities, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than up to $2.5 million per incident for merger and acquisition related claims, $2.5 million per incident for securities related claims and $1.25 million per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Note 9 — Stockholders’ Equity

Common Stock

As discussed in Note 10, on April 3, 2018, we completed the issuance and sale of 8,284,600 shares of our common stock under a Share Purchase Agreement with BMS. These shares are unregistered and subject to certain lock-up and stand-still provisions for a five-year period.

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

Equity Compensation Plans

At December 31, 2018, we had 31,940,416 reserved shares of common stock, all of which are reserved for issuance under our equity compensation plans, of which approximately 19,250,000 shares may be issued upon the exercise of outstanding options or the vesting of restricted stock units (RSUs) and 12,690,000 shares are available for issuance under equity compensation plans.

2017 Performance Incentive Plan

Our 2017 Performance Incentive Plan (2017 Plan) was adopted by our board of directors (Board of Directors) on March 28, 2017 and was approved by our stockholders on June 14, 2017. On the date of approval, any shares of our common stock that were available for issuance under our 2012 Performance Incentive Plan (2012 Plan) ceased to be available for future grants.

Subject to the terms of the 2017 Plan, 8,300,000 shares of our common stock, reduced by the number of shares of common stock subject to awards granted under the 2012 Plan on or after March 31, 2017 and prior to the adoption of the 2017 Plan, were initially available for awards under the 2017 Plan. On June 26, 2018, our stockholders approved an amendment to the 2017 Plan whereby 10,900,000 additional shares were made available for award grants under the 2017 Plan. Shares issued in respect of any “full-value award” granted under the 2017 Plan will be counted against the share limit described in the preceding sentences as 1.5 shares for every one share actually issued in connection with the award. Shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2017 Plan or any Prior Plan (as defined below) will again be available for subsequent awards under the 2017 Plan (with any such shares subject to full-value awards increasing the 2017 Plan’s share limit based on the full-value award ratio described above or, in the case of an award granted under a Prior Plan, the full-value award ratio set forth in such Prior Plan). Notwithstanding the foregoing, shares that are exchanged by a participant or withheld by us to pay the exercise price of an award granted under the 2017 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any award, will not be available for subsequent awards under the 2017 Plan.

The purpose of the 2017 Plan and our other incentive plans is to promote our success by providing an additional means for us to attract, motivate, retain and reward directors, officers, employees, and other eligible persons through the grant of awards. Equity-based awards are also intended to further align the interests of award recipients and our stockholders. The 2017 Plan authorizes stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock or similar rights to purchase or acquire shares, and other forms of awards granted or denominated in our common stock or units of our common stock, as well as cash bonus awards. Members of the Board of Directors, officers or employees, certain consultants and advisors and our subsidiaries are eligible to receive awards under the 2017 Plan. Pursuant to the 2017 Plan, we granted or issued non-qualified stock options and RSUs to employees, officers, and non-employee directors during 2017 and 2018. The requisite service period for stock options granted to our employees under the 2017 Plan as well as our Prior Plans is generally four years; the requisite service period for stock options granted to our directors is generally one year. The requisite service period for RSUs granted under the 2017 Plan and our Prior Plans is generally three years for employees and one year for directors.

The 2017 Plan will terminate on March 27, 2027, unless earlier terminated by the Board of Directors. The maximum term of a stock option or stock appreciation right under the 2017 Plan and our Prior Plans is eight years from the date of grant. The per share exercise price of an option generally may not be less than the fair market value of a share of our common stock on The NASDAQ Stock Market on the date of grant.

Other Equity Incentive Plans

In addition to the 2017 Plan, we have other equity incentive plans under which options and restricted stock units granted remain outstanding but no new options or restricted stock units may be granted either as a result of the effectiveness of the 2017 Plan or the expiration of such other plan. These other equity incentive plans include: (i) the 2012 Plan which was adopted by the Board of Directors on April 4, 2012 and approved by our stockholders on June 28, 2012, and replaced by the 2017 Plan; (ii) the 2008 Equity Incentive Plan (2008 Plan) which was adopted by the Board of Directors on March 20, 2008 and approved by our stockholders on June 6, 2008; and (iii) the 1998 Non-Officer Equity Incentive Plan which was adopted by our Board of Directors on August 18, 1998, and amended and restated in its entirety and renamed the 2000 Non-Officer Equity Incentive Plan on June 6, 2000 (2000 Non-Officer Plan and collectively with the 2012 Plan and the 2008 Plan, the Prior Plans).

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

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $6,000 per participant. For the years ended December 31, 2018, 2017, and 2016, we recognized $2.8 million, $1.6 million, and $1.1 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

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

Under the CIC Plan, in the event of a change of control of Nektar and a subsequent termination of employment initiated by us or a successor company other than for Cause (as defined in the CIC Plan) or initiated by the employee for a Good Reason Resignation (as defined in the CIC Plan) in each case within twelve months following a change of control transaction, (i) the Chief Executive Officer would be entitled to receive cash severance pay equal to 24 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards, and (ii) our Senior Vice Presidents and Vice Presidents (including Principal Fellows) would each be entitled to receive cash severance pay equal to twelve months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards. In the event of a change of control of Nektar and a subsequent termination of employment initiated by the Company or a successor company other than for Cause within twelve months following a change of control transaction, all other employees would each be entitled to receive cash severance pay equal to six months base salary plus a pro-rata portion of annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of each such employee’s unvested outstanding equity awards. Under the CIC Plan, as amended, non-employee directors would also be entitled to full acceleration of vesting of all outstanding stock awards in the event of a change of control transaction.

Note 10 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestone payments, and payments for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, except that costs for product sales to our collaboration partners are included in cost of goods sold. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808, Collaborative Arrangements, and, if so, we analyze whether we should account for any elements under the relevant revenue recognition guidance or whether we should record the reimbursements from our partner as contra research and development expense. As described in Note 1, on January 1, 2018, we adopted ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which supersedes the guidance in ASC 605, Revenue Recognition. We recognized revenue under ASC 606 for the year ended December 31, 2018 and under ASC 605 for the years ended December 31, 2017 and 2016. In the year ended December 31, 2018, we recognized $95.3 million of revenue for performance obligations that we had satisfied in prior periods. This amount includes all of our royalty revenue, non-cash royalty revenue and the $10.0 million ADYNOVATE® sales milestone because these revenues substantially relate to the licenses that we had previously granted. This amount also includes the $10.0 million development milestone payment earned from Baxalta described below.

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2018	2017	2016
Bristol-Myers Squibb	NKTR-214	$1,059,768	$—	—
Baxalta Incorporated / Takeda	Hemophilia, including ADYNOVATE® and ADYNOVITM	20,328	11,443	650
Eli Lilly and Company	NKTR-358	11,634	130,087	—
Amgen, Inc.	Neulasta®	5,000	5,000	5,000
Ophthotech Corporation(1)	Fovista®	—	19,123	1,408
Bayer Healthcare LLC(1)	BAY41-6551 (Amikacin Inhale)	—	17,931	1,429
AstraZeneca AB	MOVANTIK® and MOVENTIG®	—	4,600	33,000
Other		535	22,781	18,895
License, collaboration and other revenue		$1,097,265	$210,965	$60,382

(1)	These collaboration agreements were completed as of December 31, 2017.

The following table presents the changes in our deferred revenue balance from our collaboration agreements during the year ended December 31, 2018 (in thousands):

For the year ended December 31, 2018
Deferred revenue—December 31, 2017	$37,970
Transition adjustment related to adoption of ASC 606	(1,953)
Additions to deferred revenue	5,950
Recognition of previously unearned revenue	(17,331)
Deferred revenue—December 31, 2018	$24,636

Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied. We expect to recognize approximately $13.9 million of our deferred revenue over the next twelve months and recognize approximately half of the remaining $10.7 million over the following twelve months.

As of December 31, 2018, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Lilly described below. In addition, under our collaboration agreements we are entitled to receive other contingent payments, including contingent sales milestones and royalty payments, as described below.

Bristol-Myers Squibb (BMS): NKTR-214

On February 13, 2018, we entered into a Strategic Collaboration Agreement with BMS (BMS Collaboration Agreement) and Share Purchase Agreement, both of which became effective on April 3, 2018. Pursuant to these agreements, we and BMS will jointly develop NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. We retained the right to record all worldwide sales for NKTR-214. We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties will share the internal and external development costs for NKTR-214 in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties will share development costs for NKTR-214 in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, 78% of costs to BMS and 22% to Nektar. The parties will share costs for the production of NKTR-214, 35% of costs to BMS and 65% to Nektar.

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

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. For the year ended December 31, 2018 and 2017, we recorded $62.5 million and $7.8 million, respectively, as a reduction of research and development expenses for BMS’ share of our expenses, net of our share of BMS’ expenses. As of December 31, 2018, we have recorded a receivable of $19.0 million from BMS in accounts receivable in our Consolidated Balance Sheet.

We analogized to ASC 606 for the accounting for our two performance obligations, consisting of the delivery of the licenses to develop and commercialize NKTR-214 and our participation on joint steering and other collaboration committees. We determined that our committee participation is not material.

We aggregated the total consideration of $1.85 billion received under the agreements and allocated it between the stock purchase and the revenue generating elements, because we and BMS negotiated the agreements together and the effective date of the BMS Collaboration Agreement was dependent upon the effective date of the Share Purchase Agreement. We recorded the estimated fair value of the shares of $790.2 million in stockholders’ equity based on the closing date price of our common stock of $99.36 per share, adjusted for a discount for lack of marketability reflecting the unregistered nature of the shares. We allocated the remaining $1,059.8 million to the transaction price of the collaboration agreement. We consider the future potential development, regulatory and sales milestones of up to approximately $1.8 billion to be variable consideration. We excluded these milestones from the transaction price as of December 31, 2018 because we determined such payments to be fully constrained under ASC 606 as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of our control. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Accordingly, we allocated the entire transaction price of $1,059.8 million to the granting of the licenses and therefore recognized $1,059.8 million for the year ended December 31, 2018 as license, collaboration and other revenue.

Baxalta Incorporated/Takeda: Hemophilia

We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Incorporated (Baxalta), a subsidiary of Takeda Pharmaceutical Company Ltd. (Takeda), entered into in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of the agreement, we are entitled to research and development funding for our active programs, which are now complete for Factor VIII, and are responsible for supplying Takeda with its requirements of our proprietary materials. Takeda is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions.

This Hemophilia A program includes ADYNOVATE®, which was approved by the Food and Drug Administration (FDA) in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S., the European Union, and many other countries. As a result of the marketing authorization in the EU in January 2018, we earned a $10.0 million development milestone, which was received in March 2018. In the three months ended December 31, 2018, we recognized an additional $10.0 million milestone for annual sales of ADYNOVATE®/ADYNOVITM reaching a certain specified amount. We are entitled to an additional sales milestone upon achievement of an annual sales target and royalties based on annual worldwide net sales of products resulting from this agreement.

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

Under our adoption of ASC 606 as of January 1, 2018, we determined that our satisfied performance obligations consist of granting the license, granting the right to sublicense and performing research and development services. We determined that we have an unsatisfied performance obligation related to our ongoing supply of PEGylation materials at a price less than their standalone selling prices. We updated the arrangement transaction price for the $10.0 million EU approval milestone upon achievement in January 2018 since we had previously excluded it due to the significant uncertainty from regulatory approval. Based on the terms of this milestone, we allocated the entire milestone to the license grant and research and development services, and therefore recognized the entire $10.0 million in year ended December 31, 2018 as we had previously satisfied those performance obligations. As of December 31, 2018, we have accounts receivable of $15.4 million and deferred revenue of $0.8 million related to this agreement.

Eli Lilly and Company (Lilly): NKTR-358

Effective August 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the agreement, we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development milestones, (ii) will co-develop NKTR-358 with Lilly with Nektar responsible for completing Phase 1 clinical development and certain drug product development and supply activities, (iii) will share with Lilly Phase 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by Nektar, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive up to double-digit sales royalty rates that escalate based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.

The agreement will continue until Lilly no longer has any royalty payment obligations to us or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We identified our license grant to Lilly, our ongoing Phase 1 clinical development obligation, our drug product development obligation and our obligation to supply clinical trial materials as the significant performance obligations under the agreement and concluded that each of these deliverables represents a separate unit of accounting. The valuation of each performance obligation involves significant estimates and assumptions, including but not limited to, expected market opportunity and pricing, assumed royalty rates, clinical trial costs, timelines and likelihood of success; in each case these estimates and assumptions covering long time periods. We determined the selling price for the license based on a discounted cash flow analysis of projected revenues from NKTR-358 and development and commercial costs using a discount rate based on a market participant’s weighted average cost of capital adjusted for forecasting risk. We determined the selling prices for Phase 1 clinical development, and drug product development deliverables based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services.

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

Under our adoption of ASC 606 as of January 1, 2018, we made no changes to our deferred revenue balance. We concluded that it was appropriate to have recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognize revenue for the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of December 31, 2018, we have deferred revenue of approximately $8.3 million related to this agreement, which we expect to recognize through December 2019, the estimated end of our performance obligations under this agreement.

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

Under our adoption ASC 606 as of January 1, 2018, we determined that our obligation to manufacture and supply of our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of December 31, 2018, we have deferred revenue of approximately $9.2 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

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

AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118,

In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of December 31, 2018, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. We are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK® / MOVENTIG ®.

In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under our license agreement with AstraZeneca, we and AstraZeneca will share the upfront payment, market access milestone payments, royalties and sales milestone payments made by Kirin to AstraZeneca with AstraZeneca receiving 60% and Nektar receiving 40%. In the years ended December 31, 2017 and 2016, we recognized a total of $4.6 million and $33.0 million, respectively, related to our share of license-related payments made from Kirin to AstraZeneca. As of December 31, 2018, we do not have deferred revenue related to our agreement with AstraZeneca.

Other

In addition, as of December 31, 2018, we have a number of other collaboration agreements, including with our collaboration partners UCB and Halozyme Therapeutics, Inc., under which we are entitled to up to a total of $45.5 million of development milestones upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones. As of December 31, 2018, we have deferred revenue of approximately $6.4 million related to these other collaboration agreements.

Note 11 — Stock-Based Compensation

We issue stock-based awards from our equity incentive plans, which are more fully described in Note 9. Stock-based compensation expense was recognized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of goods sold	$4,629	$2,333	$1,620
Research and development	56,193	21,252	13,093
General and administrative	27,279	13,030	11,137
Total stock-based compensation	$88,101	$36,615	$25,850

As of December 31, 2018, total unrecognized compensation costs of $258.4 million related to unvested stock-based compensation arrangements are expected to be recognized as expense over a weighted-average period of 1.9 years.

Stock-based compensation expense resulting from our ESPP was not significant in the years ended December 31, 2018, 2017, and 2016.

Black-Scholes Assumptions

The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options:

	Year Ended December 31,
	2018	2017	2016
Average risk-free interest rate	2.8%	2.0%	1.4%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	61.0%	54.2%	51.7%
Average weighted average expected life	5.1 years	5.3 years	5.3 years

The average risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for periods commensurate with the expected life of the stock-based award. We have never paid dividends, nor do we expect to pay dividends in the foreseeable future; therefore, we used a dividend yield of zero. Our estimate of expected volatility is based on the daily historical trading data of our common stock at the time of grant over a historical period commensurate with the expected life of the stock-based award. We estimated the weighted-average expected life based on the contractual and vesting terms of the stock options, as well as historical cancellation and exercise data.

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	18,826	$20.35
Options granted	1,846	55.35
Options exercised	(4,374)	13.24
Options forfeited & canceled	(368)	27.75
Outstanding at December 31, 2018	15,930	$26.18	4.96	$214,525

Exercisable at December 31, 2018	9,393	16.16	3.69	$173,436

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2018.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2018, 2017, and 2016 was $29.86, $20.08, and $6.54, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $303.4 million, $84.0 million, and $17.9 million, respectively. The estimated fair value of options vested during the years ended December 31, 2018, 2017, and 2016 was $39.0 million, $19.3 million, and $16.7 million, respectively.

Summary of RSU Activity

A summary of RSU award activity is as follows (in thousands except for per share amounts):

	Units Issued	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2017	2,578	$35.52
Granted	2,125	41.67
Vested and released	(1,255)	29.44
Forfeited and canceled	(128)	40.39
Balance at December 31, 2018	3,320	$41.57	$109,125

(1)	Aggregate intrinsic value represents the difference between the grant price of the award, which is zero, and the closing market price of our common stock on December 31, 2018.

The fair value of restricted stock that vested in the years ended December 31, 2018, 2017 and 2016 totaled $80.4 million, $22.3 million and $7.7 million, respectively.

Note 12 — Income Taxes

Income (loss) before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$680,423	$(97,938)	$(155,375)
Foreign	2,302	1,862	2,727
Income (loss) before provision for income taxes	$682,725	$(96,076)	$(152,648)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	699	1	(1)
Foreign	620	580	992
Total Current	1,319	581	991
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	93	35	(115)
Total Deferred	93	35	(115)
Provision for income taxes	$1,412	$616	$876

Income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 21% for 2018 and 35% for 2017 and 2016 to pretax income (loss) as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax expense (benefit) at federal statutory rate	$143,372	$(33,627)	$(53,427)
Non-cash interest expense on liability related to sale of future royalties	4,451	6,604	6,899
Non-deductible officers' compensation	3,182	2,547	220
Tax law changes	45	248,155	—
Stock-based compensation	(66,716)	(20,665)	528
Change in valuation allowance	(46,885)	(186,124)	51,981
Research credits	(17,295)	(8,038)	(4,543)
Premium on equity issuance	(12,551)	—	—
Sale of future royalties	(6,995)	(8,236)	—
Other	804	—	(782)
Provision for income taxes	$1,412	$616	$876

Tax Law Changes

The U.S. Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2018, we have completed our accounting for the tax effects of enactment of the Tax Act, which, other than the $248.2 million decrease in the valuation of our federal deferred tax assets shown above, did not have a material effect on our Consolidated Financial Statements.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which includes the change in the federal rate to 21% as of December 31, 2017. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$300,693	$364,864
Research and other credits	116,955	94,103
Stock-based compensation	21,518	14,552
Capitalized research expenses	8,072	5,497
Reserves and accruals	8,066	5,659
Deferred revenue	4,467	3,796
Property, plant and equipment	2,124	6,848
Other	(1,270)	1,156
Deferred tax assets before valuation allowance	460,625	496,475
Valuation allowance for deferred tax assets	(460,455)	(496,191)
Total deferred tax assets	170	284
Total deferred tax liabilities	—	—
Net deferred tax assets	$170	$284

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, other than income resulting from revenue recognized from the BMS collaboration agreement, and projected future losses, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $35.7 million and $169.3 million during the years ended December 31, 2018 and 2017, respectively, and increased by $52.5 million during the year ended December 31, 2016. The decrease in the valuation allowance for the year ended December 31, 2018 reflects the utilization of net operating loss carryforwards to offset federal and state taxable income, and the decrease in the valuation allowance for the year ended December 31, 2017 is primarily due to the change in the federal rate. The valuation allowance includes approximately $35.6 million of income tax benefit at both December 31, 2018 and December 31, 2017 related to stock-based compensation that will be included in income tax expense in our Consolidated Statement of Operations when realized.

For 2017, the one-time transition tax under the Tax Act was based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We concluded that there was negative E&P on an aggregate basis and we have not recorded any amount for any one-time transition tax triggered by the Tax Act. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2018, we had a net operating loss carryforward for federal income tax purposes of approximately $1,304.1 million, portions of which will begin to expire in 2022. As of December 31, 2018, we had a total state net operating loss carryforward of approximately $471.1 million, portions of which will begin to expire in 2024. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

We have federal research credits of approximately $101.0 million, which will begin to expire in 2020 and state research credits of approximately $40.0 million which have no expiration date. We have federal orphan drug credits of $17.7 million which will begin to expire in 2026. These tax credits are subject to the same limitations discussed above.

Unrecognized tax benefits

With the exception of net income recognized in 2018, we have incurred net operating losses since inception. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations. If we are eventually able to recognize our uncertain positions, our effective tax rate may be reduced. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Adjustments to the substantial majority of our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay.

We file income tax returns in the U.S., California, Alabama, certain other states and India. Because of net operating losses and research credit carryovers, substantially all of our domestic tax years remain open and subject to examination. We are currently under examination in India for the fiscal years ending 2009, 2016 and 2017.

We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2018	2017	2016
Beginning balance	$20,483	$18,413	$17,384
Tax positions related to current year
Additions:
Federal	2,019	1,206	530
State	3,645	1,666	499
Reductions	—	—	—
Tax positions related to prior year
Additions:
Federal	669	—	—
State	603	—	—
Foreign	—	—	—
Reductions		(802)	—
Settlements	—	—	—
Lapses in statute of limitations	—	—	—
Ending balance	$27,419	$20,483	$18,413

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months. During the years ended December 31, 2018, 2017 and 2016, no significant interest or penalties were recognized relating to unrecognized tax benefits.

Note 13 — Segment Reporting

We operate in one business segment which focuses on applying our technology platforms to develop novel drug candidates. Our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer.

Our revenue is derived primarily from customers in the pharmaceutical and biotechnology industries. Revenue from BMS represented 89% of our revenue for the year ended December 31, 2018. Revenue from Lilly and UCB represented 42% and 12% of our revenue, respectively, for the year ended December 31, 2017. Revenue from AstraZeneca, UCB, Ophthotech and Roche represented 29%, 21%, 19% and 11% of our revenue, respectively, for the year ended December 31, 2016.

Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$1,090,794	$190,810	$39,147
Europe	102,529	116,901	126,289
Total revenue	$1,193,323	$307,711	$165,436

 At December 31, 2018, $42.9 million, or approximately 88%, of the net book value of our property, plant and equipment was located in the United States and $5.9 million, or approximately 12%, was located in India. At December 31, 2017, $41.7 million, or approximately 88%, of the net book value of our property, plant and equipment was located in the United States and $5.8 million, or approximately 12%, was located in India.

Note 14 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data. In our opinion, the unaudited information set forth below has been prepared on the same basis as our audited information and includes all adjustments necessary to present fairly the information set forth herein. We have experienced fluctuations in our quarterly results and expect these fluctuations to continue in the future. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful, and the results for any one quarter may not be indicative of our future performance. We have reclassified certain items previously reported in specific financial statement captions to conform to the current period presentation. Such reclassifications have not materially impacted previously reported total revenues, operating income (loss) or net income (loss). All data is in thousands except per share information.

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales	$6,295	$5,863	$4,256	$4,360	$4,756	$15,693	$4,448	$7,791
Total revenue	$38,018	$1,087,717	$27,762	$39,826	$24,728	$34,589	$152,928	$95,466
Cost of goods sold	$6,646	$5,522	$4,783	$7,461	$6,131	$8,989	$5,674	$9,753
Research and development expenses	$99,424	$88,334	$102,895	$108,883	$61,058	$60,260	$65,714	$81,429
Operating income (loss)	$(86,739)	$973,600	$(98,634)	$(100,295)	$(54,437)	$(50,656)	$69,485	$(24,034)
Net income (loss)	$(95,792)	$971,460	$(96,143)	$(98,212)	$(63,866)	$(59,871)	$60,871	$(33,826)
Net income (loss) per share(1)
Basic	$(0.60)	$5.67	$(0.56)	$(0.57)	$(0.42)	$(0.39)	$0.39	$(0.21)
Diluted	$(0.60)	$5.33	$(0.56)	$(0.57)	$(0.42)	$(0.39)	$0.37	$(0.21)

(1)	Quarterly income (loss) per share amounts may not total to the year-to-date income (loss) per share due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2018, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

10.1(8)	2000 Equity Incentive Plan, as amended and restated.++

10.2(8)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(8)	2008 Equity Incentive Plan, as amended and restated.++

10.4(8)	Discretionary Incentive Compensation Policy++

Exhibit Number	Description of Documents
10.5(8)	Amended and Restated Change of Control Severance Benefit Plan.++

10.6(9)	2012 Performance Incentive Plan.++

10.7(10)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

10.8(11)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan.++

10.9(28)

Forms of Stock Option Agreement, Performance Stock Option Agreement, Non-Employee Director Stock Option Agreement, Restricted Stock Unit Agreement, Performance Restricted Stock Unit Agreement, and Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated 2017 Performance Incentive Plan.++

10.10(12)	Employee Stock Purchase Plan, as amended and restated.++

10.11(13)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.12(14)	401(k) Retirement Plan.++

10.13(15)	Form of Severance Letter for executive officers of the company.++

10.14(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.15(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.16(16)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.17(17)	Letter Agreement dated as of May 14, 2014, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.18(18)	Separation and General Release Agreement dated as of December 20, 2017, by and between Nektar Therapeutics and Ivan Gergel, M.D.++

10.19(15)	Amended and Restated Built-to-Suit Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.20(19)	Lease Agreement dated August 4, 2017, as amended by the First Amendment to Lease dated as of August 29, 2017, by and between ARE-San Francisco No. 19, LLC and Nektar Therapeutics.

10.21(20)

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

10.23(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.24(16)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.25(21)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.26(22)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

10.27(19)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.

10.28(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.29(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.30(23)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.31(24)	Amendment No. 1 to License Agreement dated effective as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

Exhibit Number	Description of Documents
10.32(25)	Investor Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.33(25)	Strategic Collaboration Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.34(26)	Share Purchase Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.

10.35(27)	Office Lease, effective as of May 31, 2018, by and between Kilroy Realty Finance Partnership, L.P., and Nektar Therapeutics.

21.1(28)	Subsidiaries of Nektar Therapeutics.

23.1(28)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(28)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(28)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**

The following materials from Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

**	XBRL information is filed herewith.
(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on February 4, 2019.
(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 6, 2015.
(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 17, 2015.
(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on December 17, 2015.
(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 27, 2018.
(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 27, 2014.
(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2012.
(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2010.
(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2014.
(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2017.
(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(23)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(24)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on February 14, 2018.
(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
(28)	Filed herewith.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on February 28, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard W. Robin	Chief Executive Officer, President and Director	February 28, 2019
Howard W. Robin	(Principal Executive Officer)

/s/ Gil M. Labrucherie	Senior Vice President and Chief Financial Officer	February 28, 2019
Gil M. Labrucherie	(Principal Financial Officer)

/s/ Jillian B. Thomsen	Senior Vice President, Finance and Chief Accounting Officer	February 28, 2019
Jillian B. Thomsen	(Principal Accounting Officer)

/s/ Robert B. Chess	Director, Chairman of the Board of Directors	February 28, 2019
Robert B. Chess
/s/ Jeffrey R. Ajer	Director	February 28, 2019
Jeffrey R. Ajer

/s/ Karin Eastham	Director	February 28, 2019
Karin Eastham

/s/ R. Scott Greer	Director	February 28, 2019
R. Scott Greer

/s/ Lutz Lingnau	Director	February 28, 2019
Lutz Lingnau

/s/ Roy A. Whitfield	Director	February 28, 2019
Roy A. Whitfield