Form 10-Q
period 2019-03-31
NEKTAR THERAPEUTICS
filed 2019-05-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NKTR	NASDAQ Global Select Market

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 174,306,995 on May 1, 2019.

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$106,752	$194,905
Short-term investments	1,281,913	1,140,445
Accounts receivable	42,894	43,213
Inventory	11,778	11,381
Advance payments to contract manufacturers	27,425	26,450
Other current assets	19,352	21,293
Total current assets	1,490,114	1,437,687
Long-term investments	455,867	582,889
Property, plant and equipment, net	58,158	48,851
Operating lease right-of-use assets	83,475	—
Goodwill	76,501	76,501
Other assets	2,367	4,244
Total assets	$2,166,482	$2,150,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,012	$5,854
Accrued compensation	18,371	9,937
Accrued contract manufacturing expenses	21,384	23,841
Accrued clinical trial expenses	17,496	14,700
Other accrued expenses	14,624	9,580
Interest payable	4,090	4,198
Operating lease liabilities, current portion	1,649	—
Deferred revenue, current portion	11,092	13,892
Total current liabilities	99,718	82,002
Senior secured notes, net	247,386	246,950
Operating lease liabilities, less current portion	95,024	—
Liability related to the sale of future royalties, net	80,837	82,911
Deferred revenue, less current portion	9,340	10,744
Other long-term liabilities	666	9,990
Total liabilities	532,971	432,597
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at March 31, 2019 or December 31, 2018	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 174,228 shares and 173,530 shares outstanding at March 31, 2019 and December 31, 2018, respectively	17	17
Capital in excess of par value	3,178,773	3,147,925
Accumulated other comprehensive loss	(2,716)	(6,316)
Accumulated deficit	(1,542,563)	(1,424,051)
Total stockholders’ equity	1,633,511	1,717,575
Total liabilities and stockholders’ equity	$2,166,482	$2,150,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three months ended March 31,
	2019	2018
Revenue:
Product sales	$4,398	$6,295
Royalty revenue	11,390	11,076
Non-cash royalty revenue related to sale of future royalties	8,230	6,920
License, collaboration and other revenue	4,204	13,727
Total revenue	28,222	38,018
Operating costs and expenses:
Cost of goods sold	5,440	6,646
Research and development	118,463	99,424
General and administrative	25,006	18,687
Total operating costs and expenses	148,909	124,757
Loss from operations	(120,687)	(86,739)
Non-operating income (expense):
Interest expense	(5,226)	(5,340)
Non-cash interest expense on liability related to sale of future royalties	(6,065)	(5,019)
Interest income and other income (expense), net	12,483	1,571
Total non-operating income (expense), net	1,192	(8,788)
Loss before provision for income taxes	(119,495)	(95,527)
Provision (benefit) for income taxes	(983)	265
Net loss	$(118,512)	$(95,792)

Basic and diluted net loss per share	$(0.68)	$(0.60)
Weighted average shares outstanding used in computing basic and diluted net loss per share	173,859	160,884

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Comprehensive loss	$(114,912)	$(96,477)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	159,524	$15	$2,207,865	$(2,111)	$(2,117,941)	$87,828
Shares issued under equity compensation plans	2,855	1	34,405	—	—	34,406
Stock-based compensation	—	—	19,949	—	—	19,949
Adoption of new accounting standards	—	—	—	—	12,577	12,577
Other comprehensive loss	—	—	—	(685)	—	(685)
Net loss	—	—	—	—	(95,792)	(95,792)
Balance at March 31, 2018	162,379	$16	$2,262,219	$(2,796)	$(2,201,156)	$58,283

Balance at December 31, 2018	173,530	$17	$3,147,925	$(6,316)	$(1,424,051)	$1,717,575
Shares issued under equity compensation plans	698	—	5,463	—	—	5,463
Stock-based compensation	—	—	25,385	—	—	25,385
Other comprehensive income	—	—	—	3,600	—	3,600
Net loss	—	—	—	—	(118,512)	(118,512)
Balance at March 31, 2019	174,228	$17	$3,178,773	$(2,716)	$(1,542,563)	$1,633,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(118,512)	$(95,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(8,230)	(6,920)
Non-cash interest expense on liability related to sale of future royalties	6,065	5,019
Stock-based compensation	25,385	19,949
Depreciation and amortization	3,077	2,541
Accretion of discounts, net and other non-cash transactions	(4,303)	(370)
Changes in operating assets and liabilities:
Accounts receivable	319	151
Inventory	(397)	51
Other assets	4,209	1,853
Accounts payable	5,156	6,492
Accrued compensation	8,434	6,867
Other accrued expenses	774	10,826
Deferred revenue	(4,204)	(3,678)
Other liabilities	1,332	545
Net cash used in operating activities	(80,895)	(52,466)
Cash flows from investing activities:
Purchases of investments	(368,739)	—
Maturities of investments	362,249	37,232
Sales of investments	—	11,963
Purchases of property, plant and equipment	(5,648)	(985)
Net cash provided by (used in) investing activities	(12,138)	48,210
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	4,894	34,352
Net cash provided by financing activities	4,894	34,352
Effect of exchange rates on cash and cash equivalents	(14)	(53)
Net increase (decrease) in cash and cash equivalents	(88,153)	30,043
Cash and cash equivalents at beginning of period	194,905	4,762
Cash and cash equivalents at end of period	$106,752	$34,805
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,805	$4,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At March 31, 2019, we had approximately $1.8 billion in cash and investments in marketable securities and debt of $250.0 million in principal of senior secured notes due in October 2020.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics (India) Private Limited (Nektar India), Inheris Pharmaceuticals, Inc. and Nektar Therapeutics UK Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three months ended March 31, 2019 and 2018. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three months ended March 31, 2019 and 2018.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2018 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. As of March 31, 2019, our accounts receivable includes $14.5 million from contracts with customers and $28.4 million for net expense reimbursements from our collaboration partner. As of December 31, 2018, our accounts receivable includes $24.2 million from contracts with customers and $19.0 million for expense reimbursements from our collaboration partner. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period-end. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts, although historically we have not experienced credit losses from our accounts receivable.

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

Adoption of New Accounting Principle

On January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 supersedes the guidance in ASC 840, Leases (ASC 840). Under ASC 842, an entity recognizes a right-of-use asset and a corresponding lease liability, measured as the present value of the lease payments, for leases with terms greater than one year. In our adoption, we used the package of practical expedients, which among other things, allowed us to carry forward the historical lease classification of those leases in effect as of January 1, 2019. We present results for the three months ended March 31, 2019 under ASC 842. We have not restated the results for the three months ended March 31, 2018 and continue to report them under ASC 840.

As a result of the adoption of ASC 842 on January 1, 2019, we recorded right-of-use assets of $83.5 million and lease liabilities of $96.2 million with no cumulative effect adjustment to accumulated deficit. Our lease arrangements are further described in Note 4.

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

When we enter into collaboration agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our collaboration partner fall within the scope of other accounting literature. If we conclude that payments from the collaboration partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). However, if we conclude that our collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or general and administrative expense, based on where we present the underlying expense.

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

Research and Development Expense

Research and development costs are expensed as incurred and include salaries, benefits and other operating costs such as outside services, supplies and allocated overhead costs. We perform research and development for our proprietary drug candidates and technology development and for certain third parties under collaboration agreements. For our proprietary drug candidates and our internal technology development programs, we invest our own funds without reimbursement from a third party. Where we perform research and development activities under a clinical joint development collaboration, such as our collaboration with Bristol-Myers Squibb Company (BMS), we record the cost reimbursement from our partner as a reduction to research and development expense when reimbursement amounts are due to us under the agreement.

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

Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the case of property, plant and equipment and right-of-use assets, we determine whether there has been an impairment by comparing the carrying value of the asset to the anticipated undiscounted net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated discounted net cash flows associated with the asset. In the case of goodwill impairment, we compare the carrying value of the reporting unit to its fair value, which we generally measure using market capitalization for our single reporting unit. If an impairment exists, we write down goodwill such that the carrying value of the reporting units equals its fair value.

Income Taxes

For the three months ended March 31, 2019 and 2018, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 29% and 31%, respectively. Due to our unrealized gain on available-for-sale securities in the three months ended March 31, 2019, we recorded a tax provision against such gain with an offsetting tax benefit in continuing operations of $1.1 million. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$106,752	$194,905
Short-term investments	1,281,913	1,140,445
Long-term investments	455,867	582,889
Total cash and investments in marketable securities	$1,844,532	$1,918,239

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of March 31, 2019 and December 31, 2018, all of our long-term investments had maturities between one and two years.

Gross unrealized gains and losses were not significant at either March 31, 2019 or December 31, 2018. During the three months ended March 31, 2018, we sold available-for-sale securities totaling $12.0 million, and during the three months ended March 31, 2019, we sold no available-for-sale securities. Gross realized gains and losses on those 2018 sales were not significant. The cost of securities sold is based on the specific identification method.

Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.

Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	March 31, 2019	December 31, 2018
Corporate notes and bonds	2	$1,363,836	$1,288,986
Corporate commercial paper	2	412,372	498,048
Obligations of U.S. government agencies	2	13,005	12,977
Available-for-sale investments		1,789,213	1,800,011
Money market funds	1	42,171	105,656
Certificate of deposit	N/A	6,759	6,760
Cash	N/A	6,389	5,812
Total cash and investments in marketable securities		$1,844,532	$1,918,239

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
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

We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or has been derived from observable market data. During the three months ended March 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Additionally, as of March 31, 2019, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the fair value of the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is approximately $257.2 million. We may redeem some or all of these notes at a redemption price equal to 102% of the principal amount of the notes if the redemption date is prior to October 5, 2019, or 100% of the principal amount of the notes if the redemption date is on or after October 5, 2019, plus, in each case, accrued and unpaid interest to the applicable redemption date.

Note 3 — Inventory

Inventory consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$1,688	$1,846
Work-in-process	8,932	6,403
Finished goods	1,158	3,132
Total inventory	$11,778	$11,381

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

Note 4 — Leases

As discussed in Note 1, we adopted ASC 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 840.

We determine if an arrangement contains a lease at the inception of the arrangement. We include operating leases in operating lease right-of-use assets, operating lease liabilities, current portion, and operating lease liabilities, less current portion in our Condensed Consolidated Balance Sheets as of March 31, 2019. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the present value of lease payments over the expected lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. However, in determining the present value of our lease payments for leases in effect when we adopted ASC 842, we used our incremental borrowing rate as of January 1, 2019. We have elected to recognize lease incentives, such as tenant improvement allowances, at the lease commencement date as a reduction of the right-of-use asset and lease liability to the extent that the lease provides a specified fixed or maximum level of reimbursement and we are reasonably certain to incur reimbursable costs at least equaling such amounts. For leases in effect as of January 1, 2019, we recognized our lease incentives as part of our transition adjustment. Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. We recognize lease expense on a straight-line basis over the expected lease term.

For our facilities leases, we have elected a practical expedient provided by ASC 842 to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component.

In August 2017, we entered into a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) and terminated our sublease with Pfizer, Inc., effectively extending our lease term from 2020 to 2030 for our 137,046 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard, San Francisco, California (the Mission Bay Facility). The term of the Mission Bay Lease commenced on September 1, 2017, and will expire January 31, 2030, subject to our right to extend the term of the lease for two consecutive five-year periods, which we have excluded from our determination of the lease term. The monthly base rent for the Mission Bay Facility will escalate over the term of the lease at various intervals. During the term of the Mission Bay Lease, we are responsible for paying our share of operating expenses specified in the lease, including utilities, common area maintenance, insurance and taxes. The Mission Bay Lease also obligates us to rent from ARE a total of an additional approximately 15,000 square feet of space at the Mission Bay Facility. During the three months ended March 31, 2019, ARE delivered 2,690 square feet of space, and therefore we recognized a right-of-use asset and lease liability of $1.3 million for this space. The Mission Bay Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

In May 2018, we entered into a Lease Agreement (the Third Street Lease) with Kilroy Realty Finance Partnership, L.P. to lease 135,936 square feet of space located at 360 Third Street, San Francisco, California (the Third Street Facility) from June 2018 to January 31, 2030, subject to our right to extend the term for a consecutive five-year period, which we have excluded from our determination of the lease term. An initial 1,726 square feet was delivered in June 2018, and a total of 67,105 square feet for two additional spaces was delivered in December 2018. The remaining space will be delivered in phases during 2019. The Third Street Lease will provide us additional facilities to support increased personnel for our San Francisco-based R&D activities. Our fixed monthly base rent on an industrial gross lease basis includes certain expenses and property taxes paid directly by the landlord and will escalate each year over the term at specified intervals. We have a onetime right of first offer with respect to certain additional rental space at the Third Street Facility. The Third Street Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in Operating expenses in our Condensed Consolidated Statements of Operations, were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Operating lease cost	$2,957	$1,838
Variable lease cost	1,273	1,093
Total lease costs	$4,230	$2,931

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $1.8 million, which we included in Net cash used in operating activities in our Condensed Consolidated Statement of Cash Flows.

As of March 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,
2019 (Nine months ended)	$5,749
2020	9,690
2021	12,671
2022	13,087
2023	13,515
2024	13,956
2025 and thereafter	78,233
Total lease payments	146,901
Less: portion representing interest	(44,681)
Less: lease incentives	(5,547)
Operating lease liabilities	96,673
Less: current portion	(1,649)
Operating lease liabilities, less current portion	$95,024

 As of March 31, 2019, we are entitled to an additional lease incentive of $4.1 million, which we present in other current assets on our Condensed Consolidated Balance Sheet, representing the excess of our lease incentive over the current portion of the lease liability for that lease. As of March 31, 2019, the weighted-average remaining lease term is 10.8 years and the weighted-average discount rate used to determine the operating lease liability was 6.5%.

Note 5 — Liability Related to Sale of Future Royalties

On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the three months ended March 31, 2019 and 2018, we recognized $8.2 million and $6.9 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA®, and we recorded $6.1 million and $5.0 million, respectively, of related non-cash interest expense.

We periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different from our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. From inception through 2017, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. During the three months ended December 31, 2017, our estimate of the effective annual interest rate over the life of the agreement increased to 17.6%, which resulted in a prospective interest rate of approximately 21%.  During the three months ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 18.7%, which results in a prospective interest rate of 29%.

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

On October 30, 2018, we and our CEO and CFO were named in a putative securities class action entitled, Mulquin v. Nektar Therapeutics et. al., N.D. Cal.  Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. Both the class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. These cases are in the early stages. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages.

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

From time to time, we enter into other strategic agreements such as divestitures and financing transactions pursuant to which we are required to make representations and warranties and undertake to perform or comply with certain covenants, including our obligation to RPI described in Note 5. In the event it is determined that we breached certain of the representations and warranties or covenants made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either March 31, 2019 or December 31, 2018.

Note 7 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestone payments, and payments for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. All of our collaboration agreements are generally cancelable by our partners without significant financial penalty. Our costs of performing these services are generally included in research and development expense, except that costs for product sales to our collaboration partners are included in cost of goods sold. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808, and, if so, we analyze whether we should account for any elements under ASC 606. In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Drug or Drug Candidate	2019	2018
Baxalta Incorporated/Takeda	ADYNOVATE®	20	10,011
Eli Lilly and Company	NKTR-358	2,500	2,354
Amgen, Inc.	Neulasta®	1,250	1,250
Other		434	112
License, collaboration and other revenue		$4,204	$13,727

In the three months ended March 31, 2019 and 2018, we recognized $19.6 million and $28.0 million of revenue for performance obligations that we had satisfied in prior periods, respectively. This amount includes all of our royalty revenue and non-cash royalty revenue because these royalties substantially relate to the licenses that we had previously granted. This amount also includes the $10.0 million development milestone payment earned and received from Baxalta in the three months ended March 31, 2018 described below.

The following table presents the changes in our deferred revenue balance from our collaboration agreements during the three months ended March 31, 2019 (in thousands):

Three months ended March 31, 2019
Deferred revenue—December 31, 2018	$24,636
Recognition of previously unearned revenue	(4,204)
Deferred revenue—March 31, 2019	$20,432

Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied. We expect to recognize approximately $11.1 million of our deferred revenue over the next twelve months and recognize approximately one-third of the remaining $9.3 million over the following twelve months.

As of March 31, 2019, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Lilly described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.

There have been no material changes to our collaboration agreements in the three months ended March 31, 2019, except as described below.

Bristol-Myers Squibb (BMS): Bempegaldesleukin, also referred to as NKTR-214

On February 13, 2018, we entered into a Strategic Collaboration Agreement (BMS Collaboration Agreement) and a Share Purchase Agreement with BMS, both of which became effective on April 3, 2018. Pursuant to these agreements, we and BMS will jointly develop NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. We retained the right to record all worldwide sales for NKTR-214. We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties will share the internal and external development costs for NKTR-214 in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties will share development costs for NKTR-214 in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, 78% of costs to BMS and 22% to Nektar. The parties will share costs for the production of NKTR-214, 35% of costs to BMS and 65% to Nektar.

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

Upon the effective date of the BMS Collaboration Agreement in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion. We are eligible to receive additional cash payments up to a total of approximately $1.4 billion upon the achievement of certain development and regulatory milestones and up to a total of $350.0 million upon the achievement of certain sales milestones. In April 2018, BMS also purchased 8,284,600 shares of our common stock pursuant to the Share Purchase Agreement for total additional cash consideration of $850.0 million.

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three months ended

March 31, 2019 and 2018, we recorded $28.8 million and $2.3 million, respectively, as a reduction of research and development expenses for BMS’ share of our expenses, net of our share of BMS’ expenses. As of March 31, 2019, we have recorded a receivable of $28.4 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.

We analogized to ASC 606 for the accounting for our two performance obligations, consisting of the delivery of the licenses to develop and commercialize NKTR-214 and our participation on joint steering and other collaboration committees. We determined that our committee participation is not material.

We aggregated the total consideration of $1.85 billion received under the agreements and allocated it between the stock purchase and the revenue-generating elements, because we and BMS negotiated the agreements together and the effective date of the BMS Collaboration Agreement was dependent upon the effective date of the Share Purchase Agreement. We recorded the estimated fair value of the shares of $790.2 million in stockholders’ equity based on the closing date price of our common stock of $99.36, adjusted for a discount for lack of marketability reflecting the unregistered nature of the shares. We allocated the remaining $1,059.8 million to the transaction price of the collaboration agreement. We consider the future potential development, regulatory and sales milestones of up to approximately $1.8 billion to be variable consideration. We excluded these milestones from the transaction price as of March 31, 2019 due to the significant uncertainties involved with clinical development and regulatory approval. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Although we are entitled to significant development milestones under this arrangement, as of March 31, 2019, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We have therefore determined the transaction price to consist of the upfront payment of $150.0 million in September 2017. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to the Phase 1 clinical development and $6.5 million to the drug product development.

We recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognize revenue for the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of March 31, 2019, we have deferred revenue of approximately $5.8 million related to this agreement, which we expect to recognize through December 2019, the estimated end of our performance obligations under this agreement.

Baxalta Incorporated/Takeda: Hemophilia

We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Incorporated (Baxalta), a subsidiary of Takeda Pharmaceutical Company Ltd. (Takeda), entered into in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of the agreement, we are entitled to research and development funding for our active programs, which are now complete for Factor VIII, and are responsible for supplying Takeda with its requirements for our proprietary materials. Takeda is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions.

This Hemophilia A program includes ADYNOVATE®, which was approved by the United States Food and Drug Administration (FDA) in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S., the European Union, and many other countries. As a result of the marketing authorization in the EU in January 2018, we earned a $10.0 million development milestone, which was received in March 2018. We updated the transaction price for this milestone in January 2018 since we had previously excluded it due to the significant uncertainty from regulatory approval. Based on the terms of this milestone, we allocated the entire milestone to the license grant and research and development services, and therefore recognized the entire $10.0 million in the three months ended March 31, 2018 as we had previously satisfied those performance obligations. In December 2018, we earned an additional $10.0 million milestone for annual sales of ADYNOVATE®/ADYNOVITM reaching a certain specified amount. In addition, we are entitled to an additional sales milestone upon achievement of an annual sales target and royalties based on annual worldwide net sales of products resulting from this agreement.

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

Our remaining unsatisfied performance obligation consists of our ongoing supply of PEGylation materials at a price less than the standalone selling price of these materials. As of March 31, 2019, our deferred revenue from this arrangement is not significant.

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

We determined that our obligation to manufacture and supply our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of March 31, 2019, we have deferred revenue of approximately $7.9 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.

AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118

In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of March 31, 2019, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK®.

In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under our license agreement with AstraZeneca, we and AstraZeneca will share the upfront payment, market access milestone payments, royalties and sales milestone payments made by Kirin to AstraZeneca with AstraZeneca receiving 60% and Nektar receiving 40%. As of March 31, 2019, we do not have deferred revenue related to our agreement with AstraZeneca.

Other

In addition, as of March 31, 2019, we have a number of other collaboration agreements, including with our collaboration partners UCB Pharma and Halozyme Therapeutics, Inc., under which we are entitled to up to a total of $45.5 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of March 31, 2019, we have deferred revenue of approximately $6.0 million related to these other collaboration agreements.

Note 8 — Stock-Based Compensation

Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2019	2018
Cost of goods sold	$820	$1,131
Research and development	16,623	12,094
General and administrative	7,942	6,724
Total stock-based compensation	$25,385	$19,949

During the three months ended March 31, 2019 and 2018, we granted 20,455 and 209,700 stock options, respectively, and these options had a weighted average grant-date fair value of $25.51 per share and $68.88 per share, respectively. During the three months ended March 31, 2019 and 2018, we granted 132,820 and 10,000 RSUs, respectively.

As a result of stock issuances under our equity compensation plans, during the three months ended March 31, 2019 and 2018, we issued 698,000 and 2,854,816 shares of our common stock, respectively.

Note 9 — Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per share is calculated based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. For the three months ended March 31, 2019 and 2018, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three months ended March 31, 2019 and 2018, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs. During the three months ended March 31, 2019 and 2018, there were weighted average outstanding stock options and RSUs of 18.9 million and 20.0 million shares, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section as well as factors described in Part II, Item 1A “Risk Factors.”

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

In immuno-oncology, we are executing a broad clinical development for bempegaldesleukin, also referred to as NKTR-214, in collaboration with BMS as well as other independent development work evaluating NKTR-214 in combination with other agents with potential complementary mechanisms of action. We expect our research and development expense to continue to grow over the next few years as we expand and execute a very broad clinical development program for NKTR-214. For development work within our collaboration development plan, we share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share development costs for NKTR-214 in combination with Opdivo®, BMS 67.5% and Nektar 32.5%, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, BMS 78% and Nektar 22%. For costs of producing NKTR-214, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. Under our collaboration development plan, we have started registration enabling studies in first line melanoma, first line renal cell carcinoma, cisplatin ineligible, locally advanced or metastatic urothelial cancer, second line metastatic non-small cell lung cancer (post-checkpoint inhibitor and chemotherapy), and several more registrational studies in additional tumor types and indications are planned to begin in 2019. Our share of such development costs under the collaboration development plan is limited to an annual cap of $125 million. To the extent this annual cap is exceeded, we will recognize our full share of the research and development expense and BMS will reimburse us for the amount over the annual cap and it will be recorded as a contingent liability. This contingent liability will be paid to BMS only if NKTR-214 is approved and solely by reducing our share of a portion of our net profits following the first commercial sale of NKTR-214. In addition, under the BMS collaboration agreement, we are entitled to $1.43 billion of regulatory and commercial launch milestones, $650 million of which are associated with approval and launch of NKTR-214 in its first indication in the U.S., EU and Japan. As a result, whether and when NKTR-214 is approved in any indication will have a significant impact on our future results of operations and financial condition.

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

We are also advancing other molecules in our immuno-oncology portfolio. NKTR-262 is a small molecule agonist that targets toll-like receptors found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. The Phase 1 dose-escalation trial is currently ongoing. NKTR-255 is a biologic that targets the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Signaling of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody dependent cellular toxicity molecules as well as enhance CAR-T therapies. NKTR-255 is currently advancing through preclinical development as we are completing IND-enabling work for NKTR-255 in the second half of this year and we are currently designing our first clinical trials in both liquid and solid tumor settings.  Over the next several years, we plan to continue to make significant investments to advance our early drug candidate pipeline.

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

In pain, we have filed the NDA for NKTR-181 for the treatment of chronic low back pain in adult opioid-naïve patients and the FDA’s current Prescription Drug User Fee Act target action date is August 29, 2019. NKTR-181 met its primary and key secondary endpoints in the SUMMIT-07 Phase 3 efficacy study in opioid-naïve patients with chronic low back pain and also demonstrated positive results in a pivotal human abuse potential study, long-term safety study, and several other clinical and non-clinical studies included in the NDA data package. If approved, we plan to commercialize NKTR-181 through a separate subsidiary company with one or more potential capital partners to support commercial launch. Since we have not yet completed our work to establish a commercial launch capability for NKTR-181, there remains substantial risk and uncertainties related to successful and timely completion of establishing this commercialization infrastructure for NKTR-181.

The level of our future research and development investment will depend on a number of trends and uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include up-front payments, development funding, milestones, and royalties.

We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements including the BMS collaboration for NKTR-214 that was effective on April 3, 2018, pursuant to which we recognized $1.06 billion in revenue and recorded $790.2 million in additional paid in capital for shares of our common stock issued in the transaction. While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, including the potential $1.43 billion in development and regulatory milestones under the BMS collaboration, in the medium- to long-term our plan is to generate significant revenue from proprietary products including NKTR-181 and NKTR-214. Since we do not have experience commercializing products or an established commercialization organization, there will be substantial risks and uncertainties in future years as we build commercial, organizational, and operational capabilities.

We also receive royalties and milestones from two approved drugs. We have a collaboration with AstraZeneca for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain which was approved and subsequently launched in March 2015 and MOVENTIG®, for the treatment of opioid-induced constipation in adult patients who have an inadequate response to laxatives, which was approved by health authorities in the European Union and many other countries beginning in 2014. We have a collaboration with Baxalta (a wholly-owned subsidiary of Takeda) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. ADYNOVITM was approved by health authorities in Europe in January 2018, and has also been approved in many other countries.

Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Part II, Item 1A “Risk Factors.”

While the approved drugs and clinical development programs described above are key elements of our future success, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We are also advancing several other drug candidates in preclinical development in the areas of immuno-oncology, immunology, and other therapeutic indications. We believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success. Drug research and development is an inherently uncertain process and there is a high risk of failure at every stage prior to approval and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.

Key Developments and Trends in Liquidity and Capital Resources

We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of March 31, 2019, we had approximately $1.8 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenue (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Product sales	$4,398	$6,295	$(1,897)	(30)%
Royalty revenue	11,390	11,076	314	3%
Non-cash royalty revenue related to sale of future royalties	8,230	6,920	1,310	19%
License, collaboration and other revenue	4,204	13,727	(9,523)	(69)%
Total revenue	$28,222	$38,018	$(9,796)	(26)%

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

Product sales decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to decreased product demand from one of our collaboration partners. We expect product sales for the full year of 2019 to be consistent with 2018. However, if NKTR-181 receives regulatory approval and commercial sales begin in 2019, we expect an increase in product sales in 2019 compared to 2018.

Royalty Revenue

We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue increased marginally for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We expect royalty revenue for the full year of 2019 to increase marginally as compared to 2018, due primarily to the sales growth of ADYNOVATE® /ADYNOVITM.

As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of opioid-induced constipation in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. As of March 31, 2019, our cumulative share of the post-approval study expenses since 2015 has been $1.4 million. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.

Non-cash Royalty Revenue Related to Sale of Future Royalties

In February 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA®. As described in Note 5 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period. As a result of this liability accounting, even though the royalties from UCB and Roche are remitted directly to the purchaser of these royalty interests, we will continue to record revenue for these royalties. We expect non-cash royalties from net sales of CIMZIA® and MIRCERA® for the full year of 2019 to be consistent with 2018.

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

License, collaboration and other revenue decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the recognition of a $10.0 million milestone payment received in March 2018 as a result of the marketing authorization of ADYNOVITM in the EU in January 2018.

We expect that our license, collaboration and other revenue will decrease significantly in the full year of 2019 compared to 2018 as a result of the revenue recognized from the BMS Collaboration Agreement in the three months ended June 30, 2018.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Cost of goods sold	$5,440	$6,646	$(1,206)	(18)%
Product gross profit	(1,042)	(351)	(691)	>(100)%
Product gross margin	(24)%	(6)%

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

Cost of goods sold decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to decreased product sales. The decrease in product gross profit and product gross margin during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily due to decreased product sales as well as a more unfavorable product mix in 2019 compared to 2018. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales from reagent materials supplied to this partner, we also receive royalty revenue from this collaboration. In the three months ended March 31, 2019 and 2018, the royalty revenue from this collaboration exceeded the related negative gross profit.

We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers due to the predominantly fixed cost base associated with our manufacturing activities. We currently expect product gross margin to be negative in 2019 primarily as a result of the shipments to our partner where our sales are less than our fully burdened manufacturing cost. However, if NKTR-181 receives regulatory approval and commercial sales begin, we expect an increase in product sales, which would improve our margin.

Research and Development Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Research and development expense	$118,463	$99,424	$19,039	19%

Research and development expense consists primarily of clinical study costs, contract manufacturing costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs. Where we perform research and development activities under a clinical joint development collaboration, such as our collaboration with BMS, we record the cost reimbursement from our partner as a reduction to research and development expense and we record our share of our partners’ expenses as an increase to research and development expense.

Research and development expense increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to our clinical development of NKTR-214 and NKTR-358, and preclinical activities for NKTR-255. In particular, we incurred significant contract manufacturing costs for NKTR-214 and our other drug candidates for our broad clinical development for NKTR-214 under the BMS Collaboration Agreement, collaboration agreements with third parties and our own studies. In addition, the increase in research and development expense during the three months ended March 31, 2019 compared with the three months ended March 31, 2018 includes increases in personnel costs, including non-cash stock-based compensation. These increases were partially offset by cost reimbursements by BMS under our collaboration agreement. During the three months ended March 31, 2019 and 2018, we recorded net reductions to research and development expense for BMS’ reimbursements of our costs of $28.8 million and $2.3 million, respectively. Under the BMS Collaboration Agreement, BMS bears 67.5% of expenses for development costs for NKTR-214 in combination with Opdivo® and 35% of costs for producing NKTR-214. We expect research and development expense to increase significantly for the full year of 2019 compared to 2018 primarily as a result of the development of NKTR-214 under the BMS Collaboration Agreement, as well as the ongoing development of NKTR-358, NKTR-255 and NKTR-262.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the three months ended March 31, 2019 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.

General and Administrative Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
General and administrative expense	$25,006	$18,687	$6,319	34%

General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased during the three months ended March 31, 2019 compared with the three months March 31, 2018 primarily due to increased costs related to personnel, facilities, outside services and NKTR-181 commercialization readiness activities. We expect general and administrative expenses in the full year of 2019 to increase compared to 2018, due to costs related to personnel, facilities and outside services to support the continued expansion of our business. If NKTR-181 receives regulatory approval, we initially plan to commercialize NKTR-181 through a subsidiary and we expect significant increases in commercialization costs, including sales personnel and related costs to support that separate subsidiary organization.

Interest Expense (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest expense	$5,226	$5,340	$(114)	(2)%
Non-cash interest expense on liability related to sale of future royalties	6,065	5,019	1,046	21%

Interest expense during the three months ended March 31, 2019 and 2018 primarily consists of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. Interest expense decreased marginally for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. We expect interest expense during the full year of 2019 to be consistent with 2018.

Non-cash interest expense on the liability related to sale of future royalties for the three months ended March 31, 2019 increased compared with the three months ended March 31, 2018 as a result of the increase to our estimated interest rate. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 5 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate. During the three months ended March 31, 2018, we recognized interest expense at a rate of 21%. During the three month period ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to approximately 18.7%, which results in a prospective interest rate of 29%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2019 to increase compared to 2018 as a result of the increase of the estimated prospective interest rate noted above.

Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three months ended March 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest income and other income (expense), net	$12,483	$1,571	$10,912	>100%

Interest income and other income (expense) for the three months ended March 31, 2019 increased significantly compared to the three months ended March 31, 2018 primarily due to increased interest income resulting from our investments in debt securities purchased with the $1.85 billion received in April 2018 from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement. We expect that our interest income and other income (expense), net will increase in the full year of 2019 compared to 2018 as a result of the increased interest income resulting from our increased investments balances.

Income Tax Expense

For the three months ended March 31, 2019 and 2018, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 29% and 31%, respectively. Due to our unrealized gain on available-for-sale securities during the three months ended March 31, 2019, we recorded a tax provision against such gain with an offsetting tax benefit in continuing operations of $1.1 million. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At March 31, 2019, we had approximately $1.8 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due on October 2020.

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

Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2019, the average time to maturity of the investments held in our portfolio was approximately eight months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2019 totaled $80.9 million, which includes $86.0 million of net operating cash uses as well as $4.9 million for interest payments on our senior secured notes, partially offset by the receipt of a $10.0 million sales milestone payment from our collaboration agreement with Baxalta.

Cash flows used in operating activities for the three months ended March 31, 2018 totaled $52.5 million, which includes $57.5 million of net operating cash uses as well as $5.0 million for interest payments on our senior secured notes, partially offset by the receipt of a $10.0 million milestone payment from our collaboration agreement with Baxalta.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, will increase in the full year of 2019 compared to 2018 primarily as a result of increased research and development expenses.

Cash flows from investing activities

We paid $5.6 million and $1.0 million to purchase property, plant and equipment in the three months ended March 31, 2019 and 2018, respectively. We expect our capital expenditures in the full year of 2019 to increase significantly compared with 2018, primarily due to construction of leasehold improvements at our new facilities lease on Third St. as described in Note 4 to our Condensed Consolidated Financial Statements.

Cash flows from financing activities

We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $4.9 million and $34.4 million in the three months ended March 31, 2019 and 2018, respectively.

Contractual Obligations

There were no material changes during the three months ended March 31, 2019 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Other than as the result of the adoption of the new lease accounting guidance (ASC 842) as described in Note 1 to our Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reference is hereby made to our disclosures in “Legal Matters” under Note 6 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Legal Matters” is incorporated by reference herein.

Item 1A.	Risk Factors

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our ability to repay our senior secured notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.

Risks Related to Our Business

We are highly dependent on the success of NKTR-214, our lead immuno-oncology (I-O) candidate. We are executing a broad development program for NKTR-214 and clinical and regulatory outcomes for NKTR-214, if not successful, will significantly harm our business.

Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize NKTR-214. In general, most early stage investigation drugs, including immuno-oncology drug candidates such as NKTR-214, do not become approved drugs. Accordingly, there is a very meaningful risk that NKTR-214 will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. To date, reported clinical outcomes from NKTR-214 have had a significant impact on our market valuation, financial position, and business prospects and we expect this to continue in future periods. If one or more clinical studies of NKTR-214 are delayed or not successful, it would materially harm our market valuation, prospects, financial condition and results of operations. For example, under the BMS Collaboration Agreement, we are entitled to up to $1.43 billion in development milestones that are based upon clinical and regulatory successes from the NKTR-214 development program. One or more failures in NKTR-214 studies could jeopardize such milestone payments, and any product sales or royalty revenue or commercial milestones that we would otherwise be entitled to receive could be reduced, delayed or eliminated.

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

 The research and development of I-O therapies is a very competitive global segment in the biopharmaceutical industry attracting billions of dollars of investment each year.  Our clinical trial plans for NKTR-214, NKTR-262, and NKTR-255 face substantial competition from other I-O combination regimens already approved, and many more combination therapies that are either ahead of or in parallel development in patient populations where we are studying our drug candidates. As I-O combination therapies are relatively new approaches in cancer treatment and few have successfully completed late stage development, I-O drug development entails substantial risks and uncertainties that include rapidly changing standards of care, patient enrollment competition, evolving regulatory frameworks to evaluate combination regimens, and varying risk-benefit profiles of competing therapies, any or all of which could have a material and adverse impact on the probability of success of I-O drug candidates.

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

A number of companies have suffered significant unforeseen failures in clinical studies due to factors such as inconclusive efficacy or safety, even after achieving preclinical proof-of-concept or positive results from earlier clinical studies that were satisfactory both to them and to reviewing regulatory authorities. Clinical study outcomes remain very unpredictable and it is possible that one or more of our clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, an independent Institutional Review Board (IRB), an independent ethics committee (IEC), or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that patients participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or IEC may suspend a clinical trial at a particular trial site. If one or more of our drug candidates fail in clinical studies, it could have a material adverse effect on our business, financial condition and results of operations.

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

We and our contract manufacturers are required in certain cases to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients, and drug products, and with laws and regulations governing manufacture and distribution of controlled substances, and are subject to inspections by the FDA, the Drug Enforcement Administration or comparable agencies in other jurisdictions administering such requirements. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the manufacturing facilities of our contract manufacturers for compliance with applicable regulatory requirements. Any failure to follow and document our or our contract manufacturers’ adherence to such cGMP and other laws and governmental regulations or satisfy other manufacturing and product release regulatory requirements may disrupt our ability to meet our manufacturing obligations to our customers, lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable laws and regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures, administrative detention, or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Regulatory inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our contract manufacturers, pending resolution of regulatory deficiencies or suspensions could have a material adverse effect on our business, results of operations and financial condition.

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

As of March 31, 2019, we had cash and investments in marketable securities valued at approximately $1.8 billion and had debt of $250.0 million in principal of senior secured notes. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

For the three months ended March 31, 2019, we reported net loss of $118.5 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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

There are many competitors for our proprietary product candidates currently in development. For NKTR-214, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma, Inc.)/NCI, Apeiron Biologics, Philogen S.p.A., IRX Therapeutics, Anaveon AG, Adaptimmune LLC, and Novartis AG, Alkermes plc, Altor Bioscience, Roche, Synthorx, Inc., and Eli Lilly & Co. (through its acquisition of Armo BioSciences) in the cytokine-based therapies space, and Tesaro, Inc., Macrogenics, Inc., Merck, Bristol-Myers Squibb Company, and Roche in the checkpoint inhibitor space. For NKTR-358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc.). For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including RELISTOR® Subcutaneous Injection (methylnaltrexone bromide), oral therapy AMITIZA® (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. For ADYNOVATE®, there is substantial competition from Sanofi’s Fc fusion protein ELOCTATETM for Hemophilia A treatment, JIVI® (antihemophilic factor (recombinant) PEGylated-aucl, an extended half-life Factor VIII for Hemophilia A treatment, approved in the U.S. in August 2018, and marketed by Bayer Healthcare, and Novo Nordisk which is expected to launch an extended half-life product in 2020. In addition, technologies other than those based on Fc fusion and polymer conjugation approaches (such as gene therapy approaches being developed by BioMarin Pharmaceutical Inc. and others) are being pursued to treat patients with Hemophilia A. For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer/Eli Lilly & Co., Purdue Pharma L.P., and Regeneron Pharmaceuticals, Inc./Teva Pharmaceutical Industries Ltd. For ONZEALD® there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Ixempra® (ixabepilone), Navelbine® (vinolrebine), and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Myers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.

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

Our stock price is volatile. During the three months ended March 31, 2019, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $31.58 to $46.35 per share. Plaintiffs’ securities litigation firms have recently publicly announced that they are investigating a potential breach of fiduciary duty claim involving our board of directors. Additionally, on October 30, 2018, the Company and its CEO and CFO were named in a putative securities class action entitled, Mulquin v. Nektar Therapeutics et. al., N.D. Cal.  Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. Both the class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, the Company’s stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in a German litigation proceedings whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering, among other things, PEGylated Factor VIII which we have exclusively licensed to Baxalta (a wholly-owned subsidiary of Takeda). The subject matter of our patent filings in this proceeding relates to Bayer’s PEGylated recombinant Factor VIII compound, BAY 94-9027, now commercially marketed as JIVI®. We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. In addition, Nektar has filed claims in Germany seeking ownership rights of certain Bayer patent applications. In the U.S., Bayer filed a complaint against Baxalta and Nektar alleging the ADYNOVATE® product infringes a Bayer patent. Although the U.S. court dismissed all of Bayer’s claims against Nektar and Nektar was removed as a defendant, a jury found the Bayer patent was valid and infringed, and awarded Bayer damages, the responsibility of which are borne fully by Baxalta. This damages award does not impact our royalties from sales of ADYNOVATE® under our collaboration with Baxalta. In other U.S. proceedings, Nektar and Baxalta filed complaints against Bayer Healthcare alleging Bayer’s JIVI® product infringes a total of twelve Nektar patents. In addition, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.) and MSN Laboratories Pvt. Ltd., alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (Paragraph IV Certifications), AstraZeneca and we together filed patent infringement suits against each of these generic companies in December 2018. In the Paragraph IV Certifications, both generic companies only alleged one patent, U.S. Patent No. 9,012,469, was either invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective genetic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. In addition, we are currently named in a putative securities class action lawsuit, and our CEO, CFO and certain members of our board are named in a shareholder derivative complaint. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patent applications covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

Our internal computer systems, or those of our partners, vendors, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or the theft of our confidential information or patient confidential information.

Despite the implementation of security measures, our internal computer systems and those of our partners, vendors, contract research organizations (CROs) and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information of our company or clinical patients, we could suffer or be subject to reputational harm, monetary fines (such as those imposed by European Regulation 2016/679, known as the General Data Protection Regulation, or “GDPR” and, effective in 2020, the California Consumer Privacy Act, or “CCPA”), civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and other forms of liability, and the development of our product candidates could be delayed.

The United Kingdom’s withdrawal from the European Union (EU) may have a negative effect on global economic conditions, access to patient markets, and regulatory certainty, which could adversely affect our operations.

In June 2016, the electorate in the United Kingdom voted to withdraw from the EU in a national referendum (Brexit). Although the United Kingdom and the EU continue to discuss the terms under which the United Kingdom will withdraw from the EU, no agreement has been reached.

In addition to having a negative effect on global economic conditions, Brexit is expected to lead to a period of considerable uncertainty on regulatory processes in Europe and the European Economic Area. The lack of clarity about which EU rules and regulations the United Kingdom would replace or replicate in the event of Brexit, such as rules and regulations relating to trade (including the importation and exportation of pharmaceuticals), clinical research, and intellectual property, increases the risk that our clinical trials being carried out in United Kingdom are delayed or disrupted.  Further, depending on which rules and regulations the United Kingdom ultimately adopts following a withdrawal from the EU, our business could be negatively affected.

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

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2019.

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

101**

The following materials from Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.
(2)	Incorporated by reference to Exhibit 3.3 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000.
(3)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on January 23, 2003.
(4)	Incorporated by reference to Exhibit 3.3 to Nektar Therapeutics’ Annual Report on Form 10-K, for the year ended December 31, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on February 6, 2019.
(6)	Filed herewith.
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
Date: May 8, 2019

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Finance and Chief Accounting Officer
Date: May 8, 2019