Form 10-Q
period 2019-06-30
NEKTAR THERAPEUTICS
filed 2019-08-09
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 0-24006
_______________________________________________________________________
NEKTAR THERAPEUTICS
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 175,274,453 on August 1, 2019.

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
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$85,424	$194,905
Short-term investments	1,429,955	1,140,445
Accounts receivable	37,299	43,213
Inventory	13,188	11,381
Advance payments to contract manufacturers	17,738	26,450
Other current assets	13,213	21,293
Total current assets	1,596,817	1,437,687
Long-term investments	276,305	582,889
Property, plant and equipment, net	65,453	48,851
Operating lease right-of-use assets	82,177	—
Goodwill	76,501	76,501
Other assets	2,400	4,244
Total assets	$2,099,653	$2,150,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,346	$5,854
Accrued compensation	19,710	9,937
Accrued clinical trial expenses	29,540	14,700
Accrued contract manufacturing expenses	23,159	23,841
Other accrued expenses	13,830	9,580
Interest payable	4,144	4,198
Operating lease liabilities, current portion	3,749	—
Deferred revenue, current portion	9,892	13,892
Total current liabilities	113,370	82,002
Senior secured notes, net	247,821	246,950
Operating lease liabilities, less current portion	94,822	—
Liability related to the sale of future royalties, net	77,813	82,911
Deferred revenue, less current portion	8,029	10,744
Other long-term liabilities	643	9,990
Total liabilities	542,498	432,597
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at June 30, 2019 or December 31, 2018	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 174,966 shares and 173,530 shares outstanding at June 30, 2019 and December 31, 2018, respectively	17	17
Capital in excess of par value	3,210,398	3,147,925
Accumulated other comprehensive loss	(788)	(6,316)
Accumulated deficit	(1,652,472)	(1,424,051)
Total stockholders’ equity	1,557,155	1,717,575
Total liabilities and stockholders’ equity	$2,099,653	$2,150,172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Product sales	$4,346	$5,863	$8,744	$12,158
Royalty revenue	7,343	8,563	18,733	19,639
Non-cash royalty revenue related to sale of future royalties	9,091	9,045	17,321	15,965
License, collaboration and other revenue	2,535	1,064,246	6,739	1,077,973
Total revenue	23,315	1,087,717	51,537	1,125,735
Operating costs and expenses:
Cost of goods sold	5,018	5,522	10,458	12,168
Research and development	106,686	88,334	225,149	187,758
General and administrative	22,581	20,261	47,587	38,948
Total operating costs and expenses	134,285	114,117	283,194	238,874
Income (loss) from operations	(110,970)	973,600	(231,657)	886,861
Non-operating income (expense):
Interest expense	(5,231)	(5,385)	(10,457)	(10,725)
Non-cash interest expense on liability related to sale of future royalties	(5,975)	(4,975)	(12,040)	(9,994)
Interest income and other income (expense), net	11,989	12,105	24,472	13,676
Total non-operating income (expense), net	783	1,745	1,975	(7,043)
Income (loss) before provision for income taxes	(110,187)	975,345	(229,682)	879,818
Provision (benefit) for income taxes	(278)	3,885	(1,261)	4,150
Net income (loss)	$(109,909)	$971,460	$(228,421)	$875,668

Net income (loss) per share
Basic	$(0.63)	$5.67	$(1.31)	$5.27
Diluted	$(0.63)	$5.33	$(1.31)	$4.91
Weighted average shares outstanding used in computing net income (loss) per share
Basic	174,549	171,378	174,206	166,160
Diluted	174,549	182,291	174,206	178,281

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Comprehensive income (loss)	$(107,981)	$970,254	$(222,893)	$873,777
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three and six months ended June 30, 2019
	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	173,530	$17	$3,147,925	$(6,316)	$(1,424,051)	$1,717,575
Shares issued under equity compensation plans	698	—	5,463	—	—	5,463
Stock-based compensation	—	—	25,385	—	—	25,385
Other comprehensive income	—	—	—	3,600	—	3,600
Net loss	—	—	—	—	(118,512)	(118,512)
Balance at March 31, 2019	174,228	$17	$3,178,773	$(2,716)	$(1,542,563)	$1,633,511
Shares issued under equity compensation plans	738	—	7,103	—	—	7,103
Stock-based compensation	—	—	24,522	—	—	24,522
Other comprehensive income	—	—	—	1,928	—	1,928
Net loss	—	—	—	—	(109,909)	(109,909)
Balance at June 30, 2019	174,966	$17	$3,210,398	$(788)	$(1,652,472)	$1,557,155
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three and six months ended June 30, 2018
	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	159,524	$15	$2,207,865	$(2,111)	$(2,117,941)	$87,828
Shares issued under equity compensation plans	2,855	1	34,405	—	—	34,406
Stock-based compensation	—	—	19,949	—	—	19,949
Adoption of new accounting standards	—	—	—	—	12,577	12,577
Other comprehensive loss	—	—	—	(685)	—	(685)
Net loss	—	—	—	—	(95,792)	(95,792)
Balance at March 31, 2018	162,379	$16	$2,262,219	$(2,796)	$(2,201,156)	$58,283
Sale of stock to Bristol-Myers Squibb	8,285	1	790,230	—	—	790,231
Shares issued under equity compensation plans	1,751	—	20,987	—	—	20,987
Stock-based compensation	—	—	20,659	—	—	20,659
Other comprehensive loss	—	—	—	(1,206)	—	(1,206)
Net income	—	—	—	—	971,460	971,460
Balance at June 30, 2018	172,415	$17	$3,094,095	$(4,002)	$(1,229,696)	$1,860,414
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(228,421)	$875,668
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash royalty revenue related to sale of future royalties	(17,321)	(15,965)
Non-cash interest expense on liability related to sale of future royalties	12,040	9,994
Stock-based compensation	49,907	40,608
Depreciation and amortization	6,132	5,115
Accretion of discounts, net and other non-cash transactions	(7,826)	(3,991)
Changes in operating assets and liabilities:
Accounts receivable	5,914	(19,557)
Inventory	(1,807)	(1,158)
Other assets	15,818	(14,282)
Accounts payable	3,480	5,791
Accrued compensation	9,773	10,717
Other accrued expenses	15,508	15,417
Deferred revenue	(6,715)	(6,249)
Other liabilities	8,701	5,068
Net cash provided by (used in) operating activities	$(134,817)	$907,176
Cash flows from investing activities:
Purchases of investments	(603,702)	(989,850)
Maturities of investments	634,145	132,779
Sales of investments	—	11,963
Purchases of property, plant and equipment	(17,291)	(3,730)
Sales of property, plant and equipment	—	2,633
Net cash provided by (used in) investing activities	$13,152	$(846,205)
Cash flows from financing activities:
Issuance of common stock	—	790,231
Proceeds from shares issued under equity compensation plans	12,200	55,208
Net cash provided by financing activities	$12,200	$845,439
Effect of exchange rates on cash and cash equivalents	(16)	(47)
Net increase (decrease) in cash and cash equivalents	$(109,481)	$906,363
Cash and cash equivalents at beginning of period	194,905	4,762
Cash and cash equivalents at end of period	$85,424	$911,125
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,455	$9,795
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At June 30, 2019, we had approximately $1.8 billion in cash and investments in marketable securities and debt of $250.0 million in principal of senior secured notes due in October 2020.
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
Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and six months ended June 30, 2019 and 2018. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and six months ended June 30, 2019 and 2018.
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
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. As of June 30, 2019, our accounts receivable includes $12.9 million from contracts with customers and $24.4 million for net expense reimbursements from our collaboration partner Bristol-Myers Squibb. As of December 31, 2018, our accounts receivable includes $24.2 million from contracts with customers and $19.0 million for expense reimbursements from our collaboration partner Bristol-Myers Squibb. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period-end. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts, although historically we have not experienced credit losses from our accounts receivable.
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
Adoption of New Accounting Principle
On January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 supersedes the guidance in ASC 840, Leases (ASC 840). Under ASC 842, an entity recognizes a right-of-use asset and a corresponding lease liability, measured as the present value of the lease payments, for leases with terms greater than one year. In our adoption, we used the package of practical expedients, which among other things, allowed us to carry forward the historical lease classification of those leases in effect as of January 1, 2019. We present results for the three and six months ended June 30, 2019 under ASC 842. We have not restated the results for the three and six months ended June 30, 2018 and continue to report them under ASC 840.
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
Income Taxes
For the three and six months ended June 30, 2019, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 29%. Due to our unrealized gain on available-for-sale securities in the three and six months ended June 30, 2019, we recorded a tax provision against such gain with an offsetting tax benefit in continuing operations of $0.4 million and $1.5 million, respectively. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.
For the three and six months ended June 30, 2018, as a result of taxable income in India and the U.S., resulting primarily from income recognized from the upfront payment from BMS, we recorded a global income tax provision at an effective tax rate of approximately 0.5%. We expected to have tax liabilities in certain states where we did not have sufficient net operating losses to offset our estimated apportioned taxable income. Our effective tax rate was based on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we had nexus in 2018. Our apportionment of taxable income included estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as estimates of the apportionment of other sources of income. Our effective tax rate reflected the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income.
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
In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. ASU 2016-13 is effective in the first quarter of 2020. Early adoption is permitted. We are currently evaluating the impact of adoption of this ASU, but we do not anticipate that adoption will have a material effect on our Condensed Consolidated Financial Statements.

Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$85,424	$194,905
Short-term investments	1,429,955	1,140,445
Long-term investments	276,305	582,889
Total cash and investments in marketable securities	$1,791,684	$1,918,239

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of June 30, 2019 and December 31, 2018, all of our long-term investments had maturities between one and two years.
Gross unrealized gains and losses were not significant at either June 30, 2019 or December 31, 2018. During the six months ended June 30, 2018, we sold available-for-sale securities totaling $12.0 million, and during the three and six months ended June 30, 2019 and the three months ended June 30, 2018, we sold no available-for-sale securities. Gross realized gains and losses on those 2018 sales were not significant. The cost of securities sold is based on the specific identification method.
Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.
Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	June 30, 2019	December 31, 2018
Corporate notes and bonds	2	$1,283,731	$1,288,986
Corporate commercial paper	2	427,091	498,048
Obligations of U.S. government agencies	2	13,006	12,977
Available-for-sale investments		1,723,828	1,800,011
Money market funds	1	58,690	105,656
Certificate of deposit	N/A	6,872	6,760
Cash	N/A	2,294	5,812
Total cash and investments in marketable securities		$1,791,684	$1,918,239

____________________________

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

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
We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or has been derived from observable market data. During the three and six months ended June 30, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
Additionally, as of June 30, 2019, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the fair value of the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is approximately $254.1 million. We may redeem some or all of these notes at a redemption price equal to 102% of the principal amount of the notes if the redemption date is prior to October 5, 2019, or 100% of the principal amount of the notes if the redemption date is on or after October 5, 2019, plus, in each case, accrued and unpaid interest to the applicable redemption date.

Note 3 — Inventory
Inventory consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$1,757	$1,846
Work-in-process	6,961	6,403
Finished goods	4,470	3,132
Total inventory	$13,188	$11,381

Inventory is generally manufactured upon receipt of firm purchase orders from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead and cost is determined on a first-in, first-out basis for raw materials and on a specific identification basis for work-in-process and finished goods. Inventory is valued at the lower of cost or net realizable value and defective or excess inventory is written down to net realizable value based on historical experience or projected usage. Inventory related to our research and development activities is expensed as manufactured by us or when purchased. Before the regulatory approval of our drug candidates, we recognize research and development expense for the manufacture of drug products that could potentially be available to support the commercial launch of our drug candidates, if approved.
Note 4 — Leases
As discussed in Note 1, we adopted ASC 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 840.
We determine if an arrangement contains a lease at the inception of the arrangement. We include operating leases in operating lease right-of-use assets, operating lease liabilities, current portion, and operating lease liabilities, less current portion in our Condensed Consolidated Balance Sheets as of June 30, 2019. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the present value of lease payments over the expected lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. However, in determining the present value of our lease payments for leases in effect when we adopted ASC 842, we used our incremental borrowing rate as of January 1, 2019. We have elected to recognize lease incentives, such as tenant improvement allowances, at the lease commencement date as a reduction of the right-of-use asset and lease liability until paid to us by the lessor to the extent that the lease provides a specified fixed or maximum level of reimbursement and we are reasonably certain to incur reimbursable costs at least equaling such amounts. For leases in effect as of January 1, 2019, we recognized our lease incentives as part of our transition adjustment. Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. We recognize lease expense on a straight-line basis over the expected lease term.
For our facilities leases, we have elected a practical expedient provided by ASC 842 to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component.
In August 2017, we entered into a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) and terminated our sublease with Pfizer, Inc., effectively extending our lease term from 2020 to 2030 for our 137,046 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard, San Francisco, California (the Mission Bay Facility). The term of the Mission Bay Lease commenced on September 1, 2017, and will expire on January 31, 2030, subject to our right to extend the term of the lease for two consecutive five-year periods, which we have excluded from our determination of the lease term. The monthly base rent for the Mission Bay Facility will escalate over the term of the lease at various intervals. During the term of the Mission Bay Lease, we are responsible for paying our share of operating expenses specified in the lease, including utilities, common area maintenance, insurance and taxes. The Mission Bay Lease also obligates us to rent from ARE a total of an additional approximately 15,000 square feet of space at the Mission Bay Facility. During the six months ended June 30, 2019, ARE delivered 2,690 square feet of space, and therefore we recognized a right-of-use asset and lease liability of $1.3 million for this space. The Mission Bay Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.
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
The components of lease costs, which were included in operating expenses in our Condensed Consolidated Statements of Operations, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating lease cost	$2,957	$1,886	$5,914	$3,724
Variable lease cost	1,781	1,182	3,054	2,275
Total lease costs	$4,738	$3,068	$8,968	$5,999

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $3.1 million, which we included in net cash provided by (used in) operating activities in our Condensed Consolidated Statement of Cash Flows.
As of June 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Year ended December 31,
2019 (Six months ended)	$4,417
2020	9,690
2021	12,671
2022	13,087
2023	13,515
2024	13,956
2025 and thereafter	78,233
Total lease payments	145,569
Less: portion representing interest	(43,021)
Less: lease incentives	(3,977)
Operating lease liabilities	98,571
Less: current portion	(3,749)
Operating lease liabilities, less current portion	$94,822

As of June 30, 2019, the weighted-average remaining lease term is 10.6 years and the weighted-average discount rate used to determine the operating lease liability was 6.5%.
Note 5 — Liability Related to Sale of Future Royalties
On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which will be amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the six months ended June 30, 2019 and 2018, we recognized $17.3 million and $16.0 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA®, and we recorded $12.0 million and $10.0 million, respectively, of related non-cash interest expense.
We periodically assess the estimated royalty payments to RPI from UCB and Roche, and to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different from our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. From inception through 2017, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. During the three months ended December 31, 2017, our estimate of the effective annual interest rate over the life of the agreement increased to 17.6%, which resulted in a prospective interest rate of approximately 21%.  During the three months ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 18.7%, which results in a prospective interest rate of 29%.
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
On October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on May 15, 2019.  Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. Both the class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. These cases are in the early stages. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages.
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
To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. Because the aggregate amount of any potential indemnification obligation is not a stated amount, the overall maximum amount of any such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets at either June 30, 2019 or December 31, 2018.
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

		Three months ended June 30,		Six months ended June 30,
Partner	Drug or Drug Candidate	2019	2018	2019	2018
Bristol-Myers Squibb	NKTR-214	—	1,059,768	—	1,059,768
Eli Lilly and Company	NKTR-358	1,200	3,052	3,700	5,406
Baxalta Incorporated/Takeda	ADYNOVATE®	58	18	78	10,028
Amgen, Inc.	Neulasta®	1,250	1,250	2,500	2,500
Other		27	158	461	271
License, collaboration and other revenue		$2,535	$1,064,246	6,739	$1,077,973

In the three and six months ended June 30, 2019, we recognized $16.4 million and $36.1 million of revenue for performance obligations that we had satisfied in prior periods, respectively. This amount includes all of our royalty revenue and non-cash royalty revenue because these royalties substantially relate to the licenses that we had previously granted.
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
The following table presents the changes in our deferred revenue balance from our collaboration agreements during the six months ended June 30, 2019 (in thousands):

Six months ended June 30, 2019
Deferred revenue—December 31, 2018	$24,636
Recognition of previously unearned revenue	(6,715)
Deferred revenue—June 30, 2019	$17,921

Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied. We expect to recognize approximately $9.9 million of our deferred revenue over the next twelve months and recognize the remaining $8.0 million over several years.
As of June 30, 2019, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Lilly described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.
There have been no material changes to our collaboration agreements in the three and six months ended June 30, 2019, except as described below.

Bristol-Myers Squibb (BMS): Bempegaldesleukin, also referred to as NKTR-214
On February 13, 2018, we entered into a Strategic Collaboration Agreement (BMS Collaboration Agreement) and a Share Purchase Agreement with BMS, both of which became effective on April 3, 2018. Pursuant to these agreements, we and BMS are jointly developing NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. We retained the right to record all worldwide sales for NKTR-214. We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties will share the internal and external development costs for NKTR-214 in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties will share development costs for NKTR-214 in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, 78% of costs to BMS and 22% to Nektar. The parties will share costs for the production of NKTR-214, 35% of costs to BMS and 65% to Nektar.
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
We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808, and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three and six months ended June 30, 2019, we recorded $24.6 million and $53.4 million, respectively, as a reduction of research and development expenses for BMS’ share of our expenses, net of our share of BMS’ expenses. During the three and six months ended June 30, 2018, we recorded $21.5 million and $23.8 million, respectively, as a reduction of research and development expenses for BMS’ share of our expenses, net of our share of BMS’ expenses. As of June 30, 2019, we have recorded a receivable of $24.4 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
We analogized to ASC 606 for the accounting for our two performance obligations, consisting of the delivery of the licenses to develop and commercialize NKTR-214 and our participation on joint steering and other collaboration committees. We determined that our committee participation is not material.
We aggregated the total consideration of $1.85 billion received under the agreements and allocated it between the stock purchase and the revenue-generating elements, because we and BMS negotiated the agreements together and the effective date of the BMS Collaboration Agreement was dependent upon the effective date of the Share Purchase Agreement. We recorded the estimated fair value of the shares of $790.2 million in stockholders’ equity based on the closing date price of our common stock of $99.36, adjusted for a discount for lack of marketability reflecting the unregistered nature of the shares. We allocated the remaining $1,059.8 million to the transaction price of the collaboration agreement. We consider the future potential development, regulatory and sales milestones of up to approximately $1.8 billion to be variable consideration. We excluded these milestones from the transaction price as of June 30, 2019 due to the significant uncertainties involved with clinical development and regulatory approval. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Accordingly, we allocated the entire transaction price of $1,059.8 million to the granting of the licenses and therefore recognized $1,059.8 million during the three and six months ended June 30, 2018 as license, collaboration and other revenue.

Eli Lilly and Company (Lilly): NKTR-358
On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly), which became effective on August 23, 2017, to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the agreement, we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development milestones, (ii) will co-develop NKTR-358 with Lilly, for which we are responsible for completing Phase 1 clinical development and certain drug product development and supply activities, (iii) will share with Lilly Phase 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by us, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive up to double-digit sales royalty rates that escalate based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.
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
Although we are entitled to significant development milestones under this arrangement, as of June 30, 2019, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We have therefore determined the transaction price to consist of the upfront payment of $150.0 million in September 2017. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to the Phase 1 clinical development and $6.5 million to the drug product development.
We recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognize revenue for the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of June 30, 2019, we have deferred revenue of approximately $4.6 million related to this agreement, which we expect to recognize through December 2019, the estimated end of our performance obligations under this agreement.
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
This Hemophilia A program includes ADYNOVATE®, which was approved by the United States Food and Drug Administration (FDA) in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S., the European Union, and many other countries. As a result of the marketing authorization in the EU in January 2018, we earned a $10.0 million development milestone, which was received in March 2018. We updated the transaction price for this milestone in January 2018 since we had previously excluded it due to the significant uncertainty from regulatory approval. Based on the terms of this milestone, we allocated the entire milestone to the license grant and research and development services, and therefore recognized the entire $10.0 million in the six months ended June 30, 2018 as we had previously satisfied those performance obligations. In December 2018, we earned an additional $10.0 million milestone for annual sales of ADYNOVATE®/ADYNOVI™ reaching a certain specified amount. In addition, we are entitled to an additional sales milestone upon achievement of an annual sales target and royalties based on annual worldwide net sales of products resulting from this agreement.
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
Our remaining unsatisfied performance obligation consists of our ongoing supply of PEGylation materials at a price less than the standalone selling price of these materials. As of June 30, 2019, our deferred revenue from this arrangement is not significant.
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
We determined that our obligation to manufacture and supply our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of June 30, 2019, we have deferred revenue of approximately $6.7 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.
AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118
In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of June 30, 2019, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK®.
In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under our license agreement with AstraZeneca, we and AstraZeneca will share the upfront payment, market access milestone payments, royalties and sales milestone payments made by Kirin to AstraZeneca with AstraZeneca receiving 60% and Nektar receiving 40%. As of June 30, 2019, we do not have deferred revenue related to our agreement with AstraZeneca.
Other
In addition, as of June 30, 2019, we have a number of other collaboration agreements, including with our collaboration partners UCB Pharma and Halozyme Therapeutics, Inc., under which we are entitled to up to a total of $45.5 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of June 30, 2019, we have deferred revenue of approximately $6.0 million related to these other collaboration agreements.

Note 8 — Stock-Based Compensation
Total stock-based compensation expense was recognized in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$1,086	$1,163	$2,089	$2,294
Research and development	15,430	12,990	31,870	25,084
General and administrative	8,006	6,506	15,948	13,230
Total stock-based compensation	$24,522	$20,659	$49,907	$40,608

During the three months ended June 30, 2019 and 2018, we granted 95,000 and 528,975 stock options, respectively, and these options had a weighted average grant-date fair value of $17.00 per share and $44.32 per share, respectively. During the six months ended June 30, 2019 and 2018, we granted 115,455 and 738,675 stock options, respectively, and these options had a weighted average grant-date fair value of $18.51 per share and $41.53 per share, respectively. During the three months ended June 30, 2019 and 2018, we granted 262,750 and 396,240 RSUs, respectively. During the six months ended June 30, 2019 and 2018, we granted 395,570 and 406,240 RSUs, respectively, and these RSUs had a weighted average grant-date fair value of $34.85 per share and $53.44 per share, respectively.
As a result of stock issuances under our equity compensation plans, during the three months ended June 30, 2019 and 2018, we issued 738,538 and 1,750,908 shares of our common stock, respectively, and during the six months ended June 30, 2019 and 2018, we issued 1,436,538 and 4,605,724 shares of our common stock, respectively.
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
For the three and six months ended June 30, 2019, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three and six months ended June 30, 2019, potentially dilutive securities consisted of common shares underlying outstanding stock options and RSUs. During the three and six months ended June 30, 2019, there were weighted average outstanding stock options and RSUs of 18.0 million and 18.4 million shares, respectively.
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
In immuno-oncology, we are executing a broad clinical development for bempegaldesleukin, also referred to as NKTR-214, in collaboration with BMS as well as other independent development work evaluating NKTR-214 in combination with other agents with potential complementary mechanisms of action. We expect our research and development expense to continue to grow over the next few years as we expand and execute a very broad clinical development program for NKTR-214. For development work within our collaboration development plan, we share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share development costs for NKTR-214 in combination with Opdivo®, BMS 67.5% and Nektar 32.5%, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, BMS 78% and Nektar 22%. For costs of producing NKTR-214, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. Under our collaboration development plan, we have started registration enabling studies in first line melanoma, first line renal cell carcinoma, cisplatin ineligible, locally advanced or metastatic urothelial cancer, second line metastatic non-small cell lung cancer (post-checkpoint inhibitor and chemotherapy), and we are in the process of finalizing the registrational studies in additional tumor types that we will execute under the collaboration. We announced in August that the FDA informed us that it had granted a Breakthrough Therapy designation for NKTR-214 in combination with Opdivo® for the treatment of patients with untreated unresectable or metastatic melanoma. Our share of development costs under the collaboration development plan is limited to an annual cap of $125 million. To the extent this annual cap is exceeded, we will recognize our full share of the research and development expense and BMS will reimburse us for the amount over the annual cap and it will be recorded as a contingent liability. This contingent liability will be paid to BMS only if NKTR-214 is approved and solely by reducing a portion of our share of net profits following the first commercial sale of NKTR-214. In addition, under the BMS collaboration agreement, we are entitled to $1.43 billion of regulatory and commercial launch milestones, $650 million of which are associated with approval and launch of NKTR-214 in its first indication in the U.S., EU and Japan. As a result, whether and when NKTR-214 is approved in any indication will have a significant impact on our future results of operations and financial condition.
Outside of the collaboration development plan with BMS, we are conducting a broad array of research and development activities evaluating NKTR-214 in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish NKTR-214 as a key component of many immuno-oncology combination regimens with the potential to enhance the standard of care in multiple oncology settings. On November 6, 2018, we entered into a clinical collaboration with Pfizer to evaluate several combination regimens in multiple cancer settings, including metastatic castration-resistant prostate cancer and squamous cell carcinoma of the head and neck.  The combination regimens in this collaboration will evaluate NKTR-214 with avelumab, a human anti-PD-L1 antibody in development by Merck KGaA, and Pfizer; talazoparib, a poly (ADP-ribose) polymerase (PARP) inhibitor developed by Pfizer; or enzalutamide, an androgen receptor inhibitor in development by Pfizer and Astellas Pharma Inc. We are planning a Phase 1 study this year in pancreatic cancer patients in collaboration with BioXcel to evaluate a triplet combination of NKTR-214, BXCL-701 (a small molecule immune-modulator, DPP 8/9), and avelumab being supplied to BioXcel by Pfizer and Merck KGaA. We are also working in collaboration with Vaccibody AS to evaluate in a Phase 1 proof-of-concept study combining NKTR-214 with Vaccibody’s personalized cancer neoantigen vaccine. With our non-BMS clinical collaborations for NKTR-214, we generally equally share clinical development costs on a substantially pro-rata basis. We expect to continue to make significant and increasing investments exploring the potential of NKTR-214 with mechanisms of action that we believe are synergistic with NKTR-214 based on emerging scientific findings in cancer biology and preclinical development work.
We are also advancing other molecules in our immuno-oncology portfolio. NKTR-262 is a small molecule agonist that targets toll-like receptors found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. The Phase 1 dose-escalation trial is currently ongoing. NKTR-255 is a biologic that targets the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Signaling of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody dependent cellular toxicity molecules as well as enhance CAR-T therapies. We continue the development of NKTR-255, including the filing of an Investigative New Drug (IND) application with the FDA for which we received confirmation on July 26, 2019 that our proposed first-in-human Phase 1 study may proceed, and we are planning to begin this clinical trial in the second half of this year. We are also designing other clinical trials in both liquid and solid tumor settings.
In immunology, we are developing NKTR-358, which is designed to correct the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358. We received an initial payment of $150.0 million in September 2017 and are eligible for up to an additional $250.0 million for development and regulatory milestones. We are responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with 75% of those costs borne by Lilly and 25% of the costs borne by us. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the Phase 3 development costs. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions. We have completed the first Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. The Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE) was initiated in May 2018 and has completed enrollment.
In pain, we are developing NKTR-181 for the treatment of chronic low back pain in adult patients. NKTR-181 met its primary and key secondary endpoints in the SUMMIT-07 Phase 3 efficacy study in opioid-naïve patients with chronic low back pain and also demonstrated positive results in a pivotal human abuse potential study, long-term safety study, and several other clinical and non-clinical studies.
We filed an NDA for NKTR-181 and the FDA’s current Prescription Drug User Fee Act (“PDUFA”) target action date is August 29, 2019. As part of the regulatory review process, we expected our NDA for the NKTR-181 product to be discussed at an advisory committee organized by the FDA. On July 23, 2019, we received a General Advice Letter (“Letter”) from the FDA stating that it is postponing product-specific advisory committee meetings for opioid analgesics, including one that was previously scheduled for August 21, 2019 to discuss our NDA for the NKTR-181 product, while the agency continues to consider a number of scientific and policy issues relating to this class of drugs. The Letter further stated that the FDA will continue to review the NDA for NKTR-181, but that it is possible the agency may not be able to meet the PDUFA date, due to the postponement of the advisory committee meeting. We will continue to work closely with the FDA as they continue their review of the NDA for NKTR-181.
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

We also receive royalties and milestones from two approved drugs. We have a collaboration with AstraZeneca for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain which was approved by the FDA and subsequently launched in March 2015 and MOVENTIG®, for the treatment of opioid-induced constipation in adult patients who have an inadequate response to laxatives, which was approved by health authorities in the European Union and many other countries beginning in 2014. We have a collaboration with Baxalta (a wholly-owned subsidiary of Takeda) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. ADYNOVI™ was approved by health authorities in Europe in January 2018, and has also been approved in many other countries.
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
While the approved drugs and clinical development programs described above are key elements of our future success, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We are also advancing several other drug candidates in preclinical development in the areas of immuno-oncology, immunology, and other therapeutic indications. We believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success. Drug research and development is an inherently uncertain process, and there is a high risk of failure at every stage prior to approval, and the timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.

Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of June 30, 2019, we had approximately $1.8 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.
Results of Operations
Three and Six Months Ended June 30, 2019 and 2018
Revenue (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Product sales	$4,346	$5,863	$(1,517)	(26)%
Royalty revenue	7,343	8,563	(1,220)	(14)%
Non-cash royalty revenue related to sale of future royalties	9,091	9,045	46	1%
License, collaboration and other revenue	2,535	1,064,246	(1,061,711)	(100)%
Total revenue	$23,315	$1,087,717	$(1,064,402)	(98)%

	Six months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Product sales	$8,744	$12,158	$(3,414)	(28)%
Royalty revenue	18,733	19,639	(906)	(5)%
Non-cash royalty revenue related to sale of future royalties	17,321	15,965	1,356	8%
License, collaboration and other revenue	6,739	1,077,973	(1,071,234)	(99)%
Total revenue	$51,537	$1,125,735	$(1,074,198)	(95)%
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
Product sales decreased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to decreased product demand from our collaboration partners. We expect product sales for the full year of 2019 to be consistent with 2018. However, if NKTR-181 receives regulatory approval and commercial sales begin in 2019, we expect an increase in product sales in 2019 compared to 2018.

Royalty Revenue
We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue decreased marginally for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 due to decreased sales of MOVANTIK® and ADYNOVATE® /ADYNOVI™. However, we expect royalty revenue for the full year of 2019 to be consistent with 2018.
As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of opioid-induced constipation in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. As of June 30, 2019, our cumulative share of the post-approval study expenses since 2015 has been $1.5 million. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.
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
License, collaboration and other revenue decreased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to the recognition of $1,059.8 million from the BMS Collaboration Agreement as described in Note 7 to our Condensed Consolidated Financial Statements. In addition, during the six months ended June 30, 2018, we recognized a $10.0 million milestone payment received in March 2018 as a result of the marketing authorization of ADYNOVITM in the EU in January 2018.
We expect that our license, collaboration and other revenue will decrease significantly in the full year of 2019 compared to 2018 as a result of the revenue recognized in 2018 from the BMS Collaboration Agreement.

Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Cost of goods sold	$5,018	$5,522	$(504)	(9)%
Product gross profit	(672)	341	(1,013)	<(100)%
Product gross margin	(15)%	6%

	Six months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Cost of goods sold	$10,458	$12,168	$(1,710)	(14)%
Product gross profit	(1,714)	(10)	(1,704)	>100%
Product gross margin	(20)%	<(1)%
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
Cost of goods sold decreased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to decreased product sales. The decrease in product gross profit and product gross margin during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 is primarily due to decreased product sales as well as a more unfavorable product mix in 2019 compared to 2018. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales from reagent materials supplied to this partner, we also receive royalty revenue from this collaboration. In the three and six months ended June 30, 2019 and 2018, the royalty revenue from this collaboration exceeded the related negative gross profit.
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

Research and Development Expense (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Research and development expense	$106,686	$88,334	$18,352	21%

	Six months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Research and development expense	$225,149	$187,758	$37,391	20%
Research and development expense consists primarily of clinical study costs, contract manufacturing costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs. Where we perform research and development activities under a clinical joint development collaboration, such as our collaboration with BMS, we record the cost reimbursement from our partner as a reduction to research and development expense, and we record our share of our partners’ expenses as an increase to research and development expense.
Research and development expense increased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to our clinical development of NKTR-214, NKTR-358 and NKTR-262, and preclinical activities for NKTR-255. These increases were partially offset by a decrease in pre-commercial manufacturing and costs related to our NDA filing for NKTR-181. In particular, we incurred significant contract manufacturing costs for NKTR-214 and our other drug candidates for our broad clinical development for NKTR-214 under the BMS Collaboration Agreement, collaboration agreements with third parties and our own studies. In addition, the increase in research and development expense during the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018 includes increases in personnel costs, including non-cash stock-based compensation. These increases were partially offset by cost reimbursements by BMS under our collaboration agreement. During the three and six months ended June 30, 2019, we recorded net reductions to research and development expense for BMS’ reimbursements of our costs of $24.6 million and $53.4 million, respectively. During the three and six months ended June 30, 2018, we recorded net reductions to research and development expense for BMS’ reimbursements of our costs of $21.5 million and $23.8 million, respectively. Under the BMS Collaboration Agreement, BMS bears 67.5% of expenses for development costs for NKTR-214 in combination with Opdivo® and 35% of costs for producing NKTR-214. We expect research and development expense to increase significantly for the full year of 2019 compared to 2018 primarily as a result of the development of NKTR-214 under the BMS Collaboration Agreement, as well as the ongoing development of NKTR-358, NKTR-255 and NKTR-262.
Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the six months ended June 30, 2019 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.

General and Administrative Expense (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
General and administrative expense	$22,581	$20,261	$2,320	11%

	Six months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
General and administrative expense	$47,587	$38,948	$8,639	22%
General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. General and administrative expense increased during the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018 primarily due to increased costs related to NKTR-181 commercialization readiness activities and non-cash stock-based compensation. We expect general and administrative expenses in the full year of 2019 to increase compared to 2018, primarily due to increased costs for commercialization readiness activities and non-cash stock-based compensation. If NKTR-181 receives regulatory approval, we initially plan to commercialize NKTR-181 through a subsidiary and we expect significant increases in commercialization costs, including sales personnel and related costs to support that separate subsidiary organization.
Interest Expense (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest expense	$5,231	$5,385	$(154)	(3)%
Non-cash interest expense on liability related to sale of future royalties	5,975	4,975	1,000	20%

	Six months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest expense	$10,457	$10,725	$(268)	(2)%
Non-cash interest expense on liability related to sale of future royalties	12,040	9,994	2,046	20%
Interest expense during the three and six months ended June 30, 2019 and 2018 primarily consists of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. Interest expense decreased marginally for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018. We expect interest expense during the full year of 2019 to be consistent with 2018.
Non-cash interest expense on the liability related to sale of future royalties for the three and six months ended June 30, 2019 increased compared with the three and six months ended June 30, 2018 as a result of the increase to our estimated interest rate. On February 24, 2012, we sold all of our rights to receive future royalty payments on CIMZIA® and MIRCERA® in exchange for $124.0 million. As described in Note 5 to our Condensed Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as CIMZIA® and

MIRCERA® royalties are remitted directly to the purchaser. We impute interest on the transaction and record interest expense at the effective interest rate. During the three and six months ended June 30, 2018, we recognized interest expense at a rate of 21%. During the three month period ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to approximately 18.7%, which results in a prospective interest rate of 29%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. Unless we adjust our estimated interest rate, we expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2019 to increase compared to 2018 as a result of the increase of the estimated prospective interest rate noted above.
Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest income and other income (expense), net	$11,989	$12,105	$(116)	(1)%

	Six months ended June 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest income and other income (expense), net	$24,472	$13,676	$10,796	79%
Interest income and other income (expense) decreased marginally for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Interest income and other income (expense) for the six months ended June 30, 2019 increased significantly compared to the six months ended June 30, 2018 primarily due to increased interest income resulting from our investments in debt securities purchased with the $1.85 billion received in April 2018 from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement. We expect that our interest income and other income (expense), net will increase in the full year of 2019 compared to 2018 as a result of the increased interest income resulting from our increased investments balances.
Income Tax Expense
For the three and six months ended June 30, 2019, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 29%. Due to our unrealized gain on available-for-sale securities during the three and six months ended June 30, 2019, we recorded a tax provision against such gain with an offsetting tax benefit in continuing operations of $0.4 million and $1.5 million, respectively. The U.S. federal deferred tax assets generated from our net operating losses have been fully reserved, as we believe it is not more likely than not that the benefit will be realized.
For the three and six months ended June 30, 2018, as a result of taxable income in India and the U.S., resulting primarily from income recognized from the upfront payment from BMS, we recorded a global income tax provision at an effective tax rate of approximately 0.5%. We expected to have tax liabilities in certain states where we did not have sufficient net operating losses to offset our estimated apportioned taxable income. Our effective tax rate was based on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we had nexus in 2018. Our apportionment of taxable income included estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as estimates of the apportionment of other sources of income. Our effective tax rate reflected the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income.

Liquidity and Capital Resources
We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At June 30, 2019, we had approximately $1.8 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due on October 2020.
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
Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At June 30, 2019, the average time to maturity of the investments held in our portfolio was approximately six months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.
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
Cash flows from operating activities
Cash flows used in operating activities for the six months ended June 30, 2019 totaled $134.8 million, which includes $135.3 million of net operating cash uses as well as $9.5 million for interest payments on our senior secured notes, partially offset by the receipt of a $10.0 million sales milestone payment from our collaboration agreement with Baxalta.
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

Cash flows from investing activities
We paid $17.3 million and $3.7 million for the purchase or construction of property, plant and equipment in the six months ended June 30, 2019 and 2018, respectively. The increase for the six months ended June 30, 2019 compared with 2018 resulted from the construction of leasehold improvements at our new facilities lease on Third St. as described in Note 4 to our Condensed Consolidated Financial Statements. We expect our capital expenditures in the full year of 2019 to increase significantly compared with 2018, primarily due to these leasehold improvements.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $12.2 million and $55.2 million in the six months ended June 30, 2019 and 2018, respectively. We received $790.2 million for the issuance of our common stock to BMS under our Share Purchase Agreement in the six months ended June 30, 2018.
Contractual Obligations
There were no material changes during the six months ended June 30, 2019 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.
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
Our market risks at June 30, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating NKTR-214 including trials evaluating NKTR-214 as a potential combination treatment with BMS’s Opdivo® (nivolumab) as well as other ongoing and planned combination trials. We also have an ongoing Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus. We also continue to enroll patients in a Phase 1/2 study evaluating NKTR-214 in combination with NKTR-262.  These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	delays in obtaining regulatory authorization to commence a clinical study;

•	delays in reaching agreement with applicable regulatory authorities on a clinical study design;

•	for product candidates (such as NKTR-214) partnered with other companies, delays caused by our partner;

•	imposition of a clinical hold by the FDA or other health authorities, which may occur at any time including after any inspection of clinical trial operations or trial sites;

•	suspension or termination of a clinical study by us, our partners, the FDA or foreign regulatory authorities due to adverse side effects of a drug on subjects in the trial;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment rates;

•	delays in manufacturing and delivery of sufficient supply of clinical trial materials; and

•	changes in regulatory authorities policies or guidance applicable to our drug candidates.
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
We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. For example, although the FDA granted a Breakthrough Therapy designation to NKTR-214 in combination with nivolumab for the treatment of patients with previously untreated unresectable or metastatic melanoma, there is no guarantee regulatory approval will follow, if at all, for this or any indication of NKTR-214 on a timely basis. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. For example, while data from certain pre-specified subgroups in our BEACON study for ONZEALD® in 2015 was positive, the study did not achieve statistical significance for its primary endpoint and the FDA and European Medicines Agency rarely approve drugs on the basis of studies that do not achieve statistical significance on the primary endpoint. Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners, which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca is conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of opioid-induced constipation (OIC) in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.
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
On May 31, 2018, we announced that we submitted an NDA for NKTR-181 and on July 30, 2018, we announced that the NDA for NKTR-181 for the treatment of chronic low back pain in opioid-naïve adult patients was accepted by the FDA for review. Although the FDA has assigned a PDUFA target action date of August 29, 2019, the agency may not be able to meet the PDUFA date due to the postponement of a previously scheduled advisory committee meeting while the agency continues to consider a number of scientific and policy issues relating this class of drugs. While the results from the Phase 3 study of NKTR-181 were positive, and NKTR-181 has Fast Track designation, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including changing and evolving standards for approving new opioid-based drugs generally and the amount of data required to support an approval of NKTR-181. In addition, regulations concerning and controlling the access to opioid-based pharmaceuticals are strict and there is no guarantee which scheduling category will apply to NKTR-181 if regulatory approval is achieved.
The commercial potential of NKTR-181 remains difficult to predict due to factors that include, for example, the safety and efficacy compared to other available treatments, changing standards of care, third party payer reimbursement standards, scope and contents of the NKTR-181 label, constraints on marketing, patient and physician preferences, drug scheduling status, current and future litigation involving analgesic pharmaceuticals, perceived or actual resistance to the introduction of new controlled substances to the market, the availability of competitive alternatives that may emerge either during or after approval, the availability of generic versions of our NKTR-181, and the countries in which we receive regulatory approvals.  If the market potential for NKTR-181 is lower than we anticipate, it could significantly and negatively impact the commercial potential and value of NKTR-181.
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
Under our collaboration agreements with various pharmaceutical or biotechnology companies (other than the BMS Collaboration Agreement), our collaboration partner is generally solely responsible for:

•	designing and conducting large scale clinical studies;

•	preparing and filing documents necessary to obtain government approvals to sell a given drug candidate; and/or

•	marketing and selling the drugs when and if they are approved.

•	Our reliance on collaboration partners poses a number of significant risks to our business, including risks that:

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
As of June 30, 2019, we had cash and investments in marketable securities valued at approximately $1.8 billion and had debt of $250.0 million in principal of senior secured notes. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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
For the six months ended June 30, 2019, we reported net loss of $228.4 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
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
There are many competitors for our proprietary product candidates currently in development. For NKTR-214, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma, Inc.)/NCI, Apeiron Biologics, Philogen S.p.A., IRX Therapeutics, Anaveon AG, Adaptimmune LLC, and Novartis AG, Alkermes plc, Altor Bioscience, Roche, Synthorx, Inc., and Eli Lilly & Co. (through its acquisition of Armo BioSciences) in the cytokine-based therapies space, and Tesaro, Inc., Macrogenics, Inc., Merck, Bristol-Myers Squibb Company, and Roche in the checkpoint inhibitor space. For NKTR-358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc.). For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including RELISTOR® (methylnaltrexone bromide), oral therapy AMITIZA® (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. For ADYNOVATE®, there is substantial competition from Sanofi’s Fc fusion protein ELOCTATE™ for Hemophilia A treatment, JIVI® (antihemophilic factor (recombinant) PEGylated-aucl), an extended half-life Factor VIII for Hemophilia A treatment, approved in the U.S. in August 2018, and marketed by Bayer Healthcare, and Novo Nordisk which is expected to launch an extended half-life product in 2020. In addition, technologies other than those based on Fc fusion and polymer conjugation approaches (such as gene therapy approaches being developed by BioMarin Pharmaceutical Inc. and others) are being pursued to treat patients with Hemophilia A. For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Egalet Ltd, Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer/Eli Lilly & Co., Purdue Pharma L.P., and Regeneron Pharmaceuticals, Inc./Teva Pharmaceutical Industries Ltd. For ONZEALD® there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Ixempra® (ixabepilone), Navelbine® (vinolrebine), and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-Myers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.

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
Our stock price is volatile. During the three months ended June 30, 2019, based on closing prices on The NASDAQ Global Select Market, the closing price of our common stock ranged from $31.00 to $36.30 per share. Plaintiffs’ securities litigation firms have recently publicly announced that they are investigating a potential breach of fiduciary duty claim involving our board of directors. Additionally, on October 30, 2018, the Company and certain of its executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on May 15, 2019.  Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. Both the class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, the Company’s stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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
We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in a German litigation proceedings whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering, among other things, PEGylated Factor VIII which we have exclusively licensed to Baxalta (a wholly-owned subsidiary of Takeda). The subject matter of our patent filings in this proceeding relates to Bayer’s PEGylated recombinant Factor VIII compound, BAY 94-9027, now commercially marketed as JIVI®. We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. In addition, Nektar has filed claims in Germany seeking ownership rights of certain Bayer patent applications. In the U.S., Bayer filed a complaint against Baxalta and Nektar alleging the ADYNOVATE® product infringes a Bayer patent. Although the U.S. court dismissed all of Bayer’s claims against Nektar and Nektar was removed as a defendant, a jury found the Bayer patent was valid and infringed, and awarded Bayer damages, the responsibility of which are borne fully by Baxalta. This damages award does not impact our royalties from sales of ADYNOVATE® under our collaboration with Baxalta. In other U.S. proceedings, Nektar and Baxalta filed complaints against Bayer Healthcare alleging Bayer’s JIVI® product infringes a total of twelve Nektar patents. In addition, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.) and MSN Laboratories Pvt. Ltd., alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (Paragraph IV Certifications), AstraZeneca and we together filed patent infringement suits against each of these generic companies in December 2018. In the Paragraph IV Certifications, both generic companies only alleged one patent, U.S. Patent No. 9,012,469, was invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective generic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. In addition, we are currently named in a putative securities class action lawsuit, and our CEO, CFO and certain members of our board are named in a shareholder derivative complaint. We are also regularly involved in opposition proceedings at the European Patent Office where third parties seek to invalidate or limit the scope of our allowed European patent applications covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.
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
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2019.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(6)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(6)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(6)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________

(1)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

(2)	Incorporated by reference to Exhibit 3.3 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000.

(3)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on January 23, 2003.

(4)	Incorporated by reference to Exhibit 3.6 to Nektar Therapeutics’ Annual Report on Form 10-K, for the year ended December 31, 2009.

(5)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on February 6, 2019.

(6)	Filed herewith.

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
Date: August 8, 2019

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen Senior Vice President, Finance and Chief Accounting Officer
Date: August 8, 2019