Form 10-Q
period 2019-09-30
NEKTAR THERAPEUTICS
filed 2019-11-07
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 175,922,206 on November 1, 2019.

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
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$81,224	$194,905
Short-term investments	1,414,448	1,140,445
Accounts receivable	41,205	43,213
Inventory	13,720	11,381
Advance payments to contract manufacturers	13,015	26,450
Other current assets	15,212	21,293
Total current assets	1,578,824	1,437,687
Long-term investments	231,082	582,889
Property, plant and equipment, net	64,614	48,851
Operating lease right-of-use assets	134,888	—
Goodwill	76,501	76,501
Other assets	2,385	4,244
Total assets	$2,088,294	$2,150,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,963	$5,854
Accrued compensation	23,101	9,937
Accrued clinical trial expenses	38,338	14,700
Accrued contract manufacturing expenses	8,646	23,841
Other accrued expenses	11,394	9,580
Interest payable	4,198	4,198
Operating lease liabilities, current portion	9,318	—
Deferred revenue, current portion	8,392	13,892
Total current liabilities	125,350	82,002
Senior secured notes, net	248,257	246,950
Operating lease liabilities, less current portion	145,099	—
Liability related to the sale of future royalties, net	73,455	82,911
Deferred revenue, less current portion	6,779	10,744
Other long-term liabilities	643	9,990
Total liabilities	599,583	432,597
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at September 30, 2019 or December 31, 2018	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 175,786 shares and 173,530 shares outstanding at September 30, 2019 and December 31, 2018, respectively	17	17
Capital in excess of par value	3,241,160	3,147,925
Accumulated other comprehensive loss	(1,186)	(6,316)
Accumulated deficit	(1,751,280)	(1,424,051)
Total stockholders’ equity	1,488,711	1,717,575
Total liabilities and stockholders’ equity	$2,088,294	$2,150,172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Product sales	$5,558	$4,256	$14,302	$16,414
Royalty revenue	10,275	10,259	29,008	29,898
Non-cash royalty revenue related to sale of future royalties	10,264	8,372	27,585	24,337
License, collaboration and other revenue	3,121	4,875	9,860	1,082,848
Total revenue	29,218	27,762	80,755	1,153,497
Operating costs and expenses:
Cost of goods sold	4,927	4,783	15,385	16,951
Research and development	99,048	102,895	324,197	290,653
General and administrative	23,983	18,718	71,570	57,666
Total operating costs and expenses	127,958	126,396	411,152	365,270
Income (loss) from operations	(98,740)	(98,634)	(330,397)	788,227
Non-operating income (expense):
Interest expense	(5,425)	(5,442)	(15,882)	(16,167)
Non-cash interest expense on liability related to sale of future royalties	(5,813)	(4,814)	(17,853)	(14,808)
Interest income and other income (expense), net	11,492	11,847	35,964	25,523
Total non-operating income (expense), net	254	1,591	2,229	(5,452)
Income (loss) before provision for income taxes	(98,486)	(97,043)	(328,168)	782,775
Provision (benefit) for income taxes	322	(900)	(939)	3,250
Net income (loss)	$(98,808)	$(96,143)	$(327,229)	$779,525

Net income (loss) per share
Basic	$(0.56)	$(0.56)	$(1.87)	$4.63
Diluted	$(0.56)	$(0.56)	$(1.87)	$4.34
Weighted average shares outstanding used in computing net income (loss) per share
Basic	175,402	172,698	174,609	168,363
Diluted	175,402	172,698	174,609	179,619

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Comprehensive income (loss)	$(99,206)	$(97,519)	$(322,099)	$776,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three and nine months ended September 30, 2019
	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	173,530	$17	$3,147,925	$(6,316)	$(1,424,051)	$1,717,575
Shares issued under equity compensation plans	698	—	5,463	—	—	5,463
Stock-based compensation	—	—	25,385	—	—	25,385
Other comprehensive income	—	—	—	3,600	—	3,600
Net loss	—	—	—	—	(118,512)	(118,512)
Balance at March 31, 2019	174,228	$17	$3,178,773	$(2,716)	$(1,542,563)	$1,633,511
Shares issued under equity compensation plans	738	—	7,103	—	—	7,103
Stock-based compensation	—	—	24,522	—	—	24,522
Other comprehensive income	—	—	—	1,928	—	1,928
Net loss	—	—	—	—	(109,909)	(109,909)
Balance at June 30, 2019	174,966	17	3,210,398	(788)	(1,652,472)	1,557,155
Shares issued under equity compensation plans	820	—	5,882	—	—	5,882
Stock-based compensation	—	—	24,880	—	—	24,880
Other comprehensive loss	—	—	—	(398)	—	(398)
Net loss	—	—	—	—	(98,808)	(98,808)
Balance at September 30, 2019	175,786	$17	$3,241,160	$(1,186)	$(1,751,280)	$1,488,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three and nine months ended September 30, 2018
	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	159,524	$15	$2,207,865	$(2,111)	$(2,117,941)	$87,828
Adoption of new accounting standards	—	—	—	—	12,577	12,577
Shares issued under equity compensation plans	2,855	1	34,405	—	—	34,406
Stock-based compensation	—	—	19,949	—	—	19,949
Other comprehensive loss	—	—	—	(685)	—	(685)
Net loss	—	—	—	—	(95,792)	(95,792)
Balance at March 31, 2018	162,379	$16	$2,262,219	$(2,796)	$(2,201,156)	$58,283
Sale of stock to Bristol-Myers Squibb	8,285	1	790,230	—	—	790,231
Shares issued under equity compensation plans	1,751	—	20,987	—	—	20,987
Stock-based compensation	—	—	20,659	—	—	20,659
Other comprehensive loss	—	—	—	(1,206)	—	(1,206)
Net income	—	—	—	—	971,460	971,460
Balance at June 30, 2018	172,415	$17	$3,094,095	$(4,002)	$(1,229,696)	$1,860,414
Shares issued under equity compensation plans	642	—	3,940	—	—	3,940
Stock-based compensation	—	—	23,287	—	—	23,287
Other comprehensive loss	—	—	—	(1,376)	—	(1,376)
Net loss	—	—	—	—	(96,143)	(96,143)
Balance at September 30, 2018	173,057	$17	$3,121,322	$(5,378)	$(1,325,839)	$1,790,122
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(327,229)	$779,525
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash royalty revenue related to sale of future royalties	(27,585)	(24,337)
Non-cash interest expense on liability related to sale of future royalties	17,853	14,808
Stock-based compensation	74,787	63,895
Depreciation and amortization	9,582	7,799
Accretion of discounts, net and other non-cash transactions	(10,421)	(8,136)
Changes in operating assets and liabilities:
Accounts receivable	2,008	(16,179)
Inventory	(2,339)	(2,570)
Other assets	18,127	(22,087)
Accounts payable	16,109	2,611
Accrued compensation	13,164	19,659
Other accrued expenses	10,019	26,603
Deferred revenue	(9,465)	(10,931)
Other liabilities	11,932	5,104
Net cash provided by (used in) operating activities	$(203,458)	$835,764
Cash flows from investing activities:
Purchases of investments	(1,028,883)	(1,944,178)
Maturities of investments	1,122,902	467,658
Sales of investments	—	11,963
Purchases of property, plant and equipment	(22,614)	(5,552)
Sales of property, plant and equipment	—	2,633
Net cash provided by (used in) investing activities	$71,405	$(1,467,476)
Cash flows from financing activities:
Issuance of common stock	—	790,231
Proceeds from shares issued under equity compensation plans	18,449	59,067
Net cash provided by financing activities	$18,449	$849,298
Effect of exchange rates on cash and cash equivalents	(77)	(87)
Net increase (decrease) in cash and cash equivalents	$(113,681)	$217,499
Cash and cash equivalents at beginning of period	194,905	4,762
Cash and cash equivalents at end of period	$81,224	$222,261
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,229	$14,701
Operating lease right-of-use assets recognized in exchange for lease liabilities	$56,025	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2019, we had approximately $1.7 billion in cash and investments in marketable securities and debt of $250.0 million in principal of senior secured notes due in October 2020.
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Inheris Biopharma, Inc., Nektar Therapeutics (India) Private Limited (Nektar India) and Nektar Therapeutics UK Limited. We have eliminated all intercompany accounts and transactions in consolidation.
We prepared our Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, we may condense or omit certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (GAAP) for annual periods. In the opinion of management, these financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results.
Our Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. We include translation gains and losses in accumulated other comprehensive loss in the stockholders’ equity section of our Condensed Consolidated Balance Sheets. To date, such cumulative currency translation adjustments have not been significant to our consolidated financial position.
Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the three and nine months ended September 30, 2019 and 2018. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and nine months ended September 30, 2019 and 2018.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. As appropriate, we assess our estimates each period, update them to reflect current information and generally recognize any changes in such estimates in the period first identified.
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
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. As of September 30, 2019 and December 31, 2018, our accounts receivable includes $27.7 million and $24.2 million, respectively, for net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS).
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
Leases
On January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 supersedes the guidance in ASC 840, Leases (ASC 840). Under ASC 842, an entity recognizes a right-of-use asset and a corresponding lease liability, measured as the present value of the lease payments. In our adoption, we used the package of practical expedients, which, among other things, allowed us to carry forward our historical lease classification of those leases in effect as of January 1, 2019. We present results for the three and nine months ended September 30, 2019 under ASC 842. We have not restated the results for the three and nine months ended September 30, 2018 and our financial position as of December 31, 2018, and continue to report them under ASC 840.
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
We elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for our real estate leases, and elected the short-term lease recognition exemption for our short-term leases, which allows us not to recognize lease liabilities and right-of-use assets for leases with an original term of twelve months or less.
Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. We recognize lease expense for our operating leases on a straight-line basis over the expected lease term.
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
As a result of our adoption of ASC 842, we recorded right-of-use assets of $83.5 million and lease liabilities of $96.2 million for our facilities operating leases, with no effect on our opening balance of accumulated deficit. Please see Note 4 for additional information regarding our leases.

Collaborative Arrangements
We enter into collaboration arrangements with pharmaceutical and biotechnology collaboration partners, under which we may grant licenses to our collaboration partners to further develop and commercialize one of our proprietary drug candidates, either alone or in combination with the collaboration partners’ compounds, or grant licenses to partners to use our technology to research and develop their own proprietary drug candidates. We may also perform research, development, manufacturing and supply activities under our collaboration agreements. Consideration under these contracts may include an upfront payment, development and regulatory milestones and other contingent payments, expense reimbursements, royalties based on net sales of approved drugs, and commercial sales milestone payments. Additionally, these contracts may provide options for the customer to purchase our proprietary PEGylation materials, drug candidates or additional contract research and development services under separate contracts.
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
We record an accrued expense for the estimated costs of our clinical trial activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of certain clinical trial activities. We generally accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical trials based on the estimated activities performed by our third parties. We may also accrue expenses based on the total estimated cost of the treatment phase on a per patient basis and expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the trials. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred.
We record an accrued expense for the estimated costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process is sufficiently defined to be considered the delivery of a good, as evidenced by predictive or contractually required yields in the production process or payment terms based on the actual yield, or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contracts. We recognize and amortize upfront payments and accrue liabilities based on the specific terms of each arrangement. Certain arrangements may provide upfront payments for certain stages of the arrangement and milestone payments for the completion of certain stages, and, accordingly, we may record advance payments for services that have not been completed or goods not delivered and liabilities for stages where the contract manufacturer is entitled to a milestone payment.
We capitalize advance payments for goods or services that will be used or rendered for future research and development activities and recognize expense as the related goods are delivered or services performed. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. We generally consider such increases or decreases in cost as changes in estimates and reflect them in research and development expenses in the period identified.
Income Taxes
For the three and nine months ended September 30, 2019, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 33%. Due to our net loss and unrealized gain on available-for-sale securities in the nine months ended September 30, 2019, we recorded a tax provision against such unrealized gain with an offsetting tax benefit in continuing operations of $1.3 million. For the three months ended September 30, 2019, however, since we had a loss on our available-for-sale securities, we recorded a benefit of $0.3 million against our unrealized loss in available-for-sale securities with an offsetting expense in continuing operations. We have fully reserved our U.S. federal deferred tax assets generated from our net operating losses, as we believe it is not more likely than not that the benefit will be realized.
For the nine months ended September 30, 2018, as a result of taxable income in India and the U.S., resulting primarily from income recognized from the upfront payment from BMS, we recorded a global income tax provision at an effective tax rate of approximately 0.4%. The income tax benefit for the three months ended September 30, 2018 reflects our pre-tax loss for that period. Our income resulted in tax liabilities in certain states where we did not have sufficient net operating losses to offset our estimated apportioned taxable income. Our effective tax rate was based on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we had nexus in 2018. Our apportionment of taxable income included estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as estimates of the apportionment of other sources of income. Our effective tax rate reflected the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income.
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
In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, we will present these financial assets at the net amount we expect to collect. The amendment also requires that we record credit losses related to available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. ASU 2016-13 is effective in the first quarter of 2020. Early adoption is permitted. We are currently evaluating the impact of adoption of this ASU, but we do not anticipate that adoption will have a material effect on our Condensed Consolidated Financial Statements.

Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$81,224	$194,905
Short-term investments	1,414,448	1,140,445
Long-term investments	231,082	582,889
Total cash and investments in marketable securities	$1,726,754	$1,918,239

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of September 30, 2019 and December 31, 2018, all of our long-term investments had maturities between one and two years.
Gross unrealized gains and losses were not significant at either September 30, 2019 or December 31, 2018. During the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, we sold no available-for-sale securities. During the nine months ended September 30, 2018, we sold available-for-sale securities totaling $12.0 million, and gross realized gains and losses on those 2018 sales were not significant. The cost of securities sold is based on the specific identification method.
Under the terms of our 7.75% senior secured notes due October 2020, we are required to maintain a minimum cash and investments in marketable securities balance of $60.0 million.
Our portfolio of cash and investments in marketable securities includes (in thousands):

		Estimated Fair Value at
	Fair Value Hierarchy Level	September 30, 2019	December 31, 2018
Corporate notes and bonds	2	$1,163,575	$1,288,986
Corporate commercial paper	2	482,468	498,048
Obligations of U.S. government agencies	2	—	12,977
Available-for-sale investments		1,646,043	1,800,011
Money market funds	1	45,674	105,656
Certificate of deposit	N/A	6,871	6,760
Cash	N/A	28,166	5,812
Total cash and investments in marketable securities		$1,726,754	$1,918,239

____________________________

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

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

During the three and nine months ended September 30, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Additionally, as of September 30, 2019, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we believe the fair value of the $250.0 million in principal amount of our 7.75% senior secured notes due October 2020 is approximately $252.5 million. We may redeem some or all of these notes at a redemption price equal to the principal amount of the notes plus accrued and unpaid interest to the redemption date.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$1,586	$1,846
Work-in-process	7,961	6,403
Finished goods	4,173	3,132
Total inventory	$13,720	$11,381

We manufacture finished goods inventory upon receipt of firm purchase orders, and we may manufacture certain intermediate work-in-process materials and purchase raw materials based on purchase forecasts from our collaboration partners. We include direct materials, direct labor, and manufacturing overhead in inventory and determine cost on a first-in, first-out basis for raw materials and on a specific identification basis for work-in-process and finished goods. We value inventory at the lower of cost or net realizable value, and we write down defective or excess inventory to net realizable value based on historical experience or projected usage. We expense inventory related to our research and development activities as manufactured by us or when purchased. Before the regulatory approval of our drug candidates, we recognize research and development expense for the manufacture of drug products that could potentially be available to support the commercial launch of our drug candidates, if approved.
Note 4 — Leases
In August 2017, we entered into a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) and terminated our sublease with Pfizer, Inc., effectively extending our lease term from 2020 to 2030 for our 145,085 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard, San Francisco, California (the Mission Bay Facility). The term of the Mission Bay Lease commenced on September 1, 2017, and will expire on January 31, 2030, subject to our right to extend the term of the lease for two consecutive five-year periods, which we have excluded from our determination of the lease term. The monthly base rent for the Mission Bay Facility will escalate over the term of the lease at various intervals. During the term of the Mission Bay Lease, we are responsible for paying our share of operating expenses specified in the lease, including utilities, common area maintenance, insurance and taxes. The Mission Bay Lease also obligates us to rent from ARE a total of an additional approximately 8,000 square feet of space at the Mission Bay Facility. During the nine months ended September 30, 2019, ARE delivered 10,729 square feet of space, and therefore we recognized right-of-use assets and lease liabilities of $5.0 million for the space. The Mission Bay Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.
In May 2018, we entered into a Lease Agreement (the Third Street Lease) with Kilroy Realty Finance Partnership, L.P. (Kilroy) to lease 135,936 square feet of space located at 360 Third Street, San Francisco, California (the Third Street Facility) from June 2018 to January 31, 2030, subject to our right to extend the term for a consecutive five-year period, which we have excluded from our determination of the lease term. Kilroy delivered an initial 1,726 square feet in June 2018, a total of 67,105 square feet for two additional spaces in December 2018, and the final 67,105 square feet for four spaces in August 2019. As a result of the delivery of the final spaces during the nine months ended September 30, 2019, we recognized an additional right-of-use asset and lease liability of $51.0 million. The Third Street Lease provides us additional facilities to support our San Francisco-based R&D activities. Our fixed monthly base rent on an industrial gross lease basis includes certain expenses and property taxes paid directly by the landlord and will escalate each year over the term at specified intervals. We have a one-time right of first offer with respect to certain additional rental space at the Third Street Facility. The Third Street Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which we include in operating expenses in our Condensed Consolidated Statements of Operations, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating lease cost	$4,116	$1,927	$10,030	$5,651
Variable lease cost	1,485	1,096	4,539	3,371
Total lease costs	$5,601	$3,023	$14,569	$9,022

During the nine months ended September 30, 2019, we paid $5.1 million for amounts included in the measurement of lease liabilities, which we include in net cash provided by (used in) operating activities in our Condensed Consolidated Statement of Cash Flows.
As of September 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Year ended December 31,
2019 (Three months ended)	$2,400
2020	15,283
2021	19,026
2022	19,633
2023	20,257
2024	20,899
2025 and thereafter	116,881
Total lease payments	214,379
Less: portion representing interest	(56,621)
Less: lease incentives	(3,341)
Operating lease liabilities	154,417
Less: current portion	(9,318)
Operating lease liabilities, less current portion	$145,099

As of September 30, 2019, the weighted-average remaining lease term is 10.3 years and the weighted-average discount rate used to determine the operating lease liability was 5.9%.
Note 5 — Liability Related to Sale of Future Royalties
On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which are amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that is amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the nine months ended September 30, 2019 and 2018, we recognized $27.6 million and $24.3 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA®, and we recorded $17.9 million and $14.8 million, respectively, of related non-cash interest expense.
We periodically assess the estimated royalty payments to RPI from UCB and Roche, and, to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different from our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. From inception through 2017, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. During the three months ended December 31, 2017, our estimate of the effective annual interest rate over the life of the agreement increased to 17.6%, which resulted in a prospective interest rate of approximately 21%.  During the three months ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 18.7%, which results in a prospective interest rate of 29%.
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
On October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on May 15, 2019.  Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. Both the class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint asserted, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a NKTR-214 manufacturing issue. All of these cases are in the early stages. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages.
Indemnifications in Connection with Commercial Agreements
As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of drugs and PEGylation materials based on our proprietary technologies and drug candidates, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us and licensed to our partners. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.
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
To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations, representations or warranties. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Condensed Consolidated Balance Sheets at either September 30, 2019 or December 31, 2018.

Note 7 — License and Collaboration Agreements
We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestone payments, and payments for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. Our partners may generally cancel our collaboration agreements without significant financial penalty. We generally include our costs of performing these services in research and development expense, except for costs for product sales to our collaboration partners which we include in cost of goods sold. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808, and, if so, we analyze whether we should account for any elements under ASC 606.
In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2019	2018	2019	2018
Bristol-Myers Squibb Company	NKTR-214	$—	$—	$—	$1,059,768
Eli Lilly and Company	NKTR-358	1,500	3,221	5,200	8,627
Amgen, Inc.	Neulasta®	1,250	1,250	3,750	3,750
Baxalta Inc. / Takeda Pharmaceutical Company Ltd. and other	ADYNOVATE®	371	404	910	10,703
License, collaboration and other revenue		$3,121	$4,875	9,860	$1,082,848

In the three and nine months ended September 30, 2019, we recognized $20.5 million and $56.6 million of revenue for performance obligations that we had satisfied in prior periods, respectively. This amount includes all of our royalty revenue and non-cash royalty revenue because these royalties substantially relate to the licenses that we had previously granted.
In the three and nine months ended September 30, 2018, we recognized $18.6 million and $64.2 million of revenue for performance obligations that we had satisfied in prior periods. This amount includes all of our royalty revenue and non-cash royalty revenue because these royalties substantially relate to the licenses that we had previously granted. This amount also includes the $10.0 million development milestone payment earned and received from Baxalta Inc. in the nine months ended September 30, 2018 described below.
The following table presents the changes in our deferred revenue balance from our collaboration agreements during the nine months ended September 30, 2019 (in thousands):

Nine months ended September 30, 2019
Deferred revenue—December 31, 2018	$24,636
Recognition of previously unearned revenue	(9,465)
Deferred revenue—September 30, 2019	$15,171

Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied. We expect to recognize approximately $8.4 million of our deferred revenue over the next twelve months and recognize the remaining $6.8 million over several years.
As of September 30, 2019, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Eli Lilly and Company described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.
There have been no material changes to our collaboration agreements in the three and nine months ended September 30, 2019, except as described below.
Bristol-Myers Squibb Company (BMS): Bempegaldesleukin, also referred to as NKTR-214
On February 13, 2018, we entered into a Strategic Collaboration Agreement (BMS Collaboration Agreement) and a Share Purchase Agreement with BMS, both of which became effective on April 3, 2018. Pursuant to these agreements, we and BMS are jointly developing NKTR-214, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize NKTR-214 on a worldwide basis. We retained the right to record all worldwide sales for NKTR-214. We will share global commercialization profits and losses with BMS for NKTR-214, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties will share the internal and external development costs for NKTR-214 in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties will share development costs for NKTR-214 in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, 78% of costs to BMS and 22% to Nektar. The parties will share costs for the manufacturing of NKTR-214, 35% of costs to BMS and 65% to Nektar.
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
We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808, and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three and nine months ended September 30, 2019, we recorded $28.3 million and $81.4 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. During the three and nine months ended September 30, 2018, we recorded $18.9 million and $42.8 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. As of September 30, 2019, we have recorded a receivable of $27.7 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
We analogized to ASC 606 for the accounting for our two performance obligations, consisting of the delivery of the licenses to develop and commercialize NKTR-214 and our participation on joint steering and other collaboration committees. We determined that our committee participation is not material.
We aggregated the total consideration of $1.85 billion received under the agreements and allocated it between the stock purchase and the revenue-generating elements, because we and BMS negotiated the agreements together and the effective date of the BMS Collaboration Agreement was dependent upon the effective date of the Share Purchase Agreement. We recorded the estimated fair value of the shares of $790.2 million in stockholders’ equity based on the closing date price of our common stock of $99.36, adjusted for a discount for lack of marketability reflecting the unregistered nature of the shares. We allocated the remaining $1,059.8 million to the transaction price of the collaboration agreement. We consider the future potential development, regulatory and sales milestones of up to approximately $1.8 billion to be variable consideration. We excluded these milestones from the transaction price during 2018 and as of September 30, 2019 due to the significant uncertainties involved with clinical development and regulatory approval. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Accordingly, we allocated the entire transaction price of $1,059.8 million to the granting of the licenses and therefore recognized $1,059.8 million during the nine months ended September 30, 2018 as license, collaboration and other revenue.
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
We identified our license grant to Lilly, our ongoing Phase 1 clinical development obligation and our drug product development obligation as the significant performance obligations in the arrangement. The valuation of each performance obligation involves significant estimates and assumptions, including but not limited to, expected market opportunity and pricing, assumed royalty rates, clinical trial costs, timelines and likelihood of success; in each case these estimates and assumptions covering long time periods. We determined the selling price for the license based on a discounted cash flow analysis of projected revenues from NKTR-358 and development and commercial costs using a discount rate based on a market participant’s weighted-average cost of capital adjusted for forecasting risk. We determined the selling prices for our Phase 1 clinical development and drug product development deliverables based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services.
Although we are entitled to significant development milestones under this arrangement, through September 30, 2019, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We have therefore determined the transaction price to consist of the upfront payment of $150.0 million in September 2017. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to the Phase 1 clinical development and $6.5 million to the drug product development.
We recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognize revenue for the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of September 30, 2019, we have deferred revenue of approximately $3.1 million related to this agreement, which we expect to recognize through early 2020, the estimated end of our performance obligations under this agreement.
Baxalta Inc. / Takeda Pharmaceutical Company Ltd: Hemophilia
We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Inc. (Baxalta), a subsidiary of Takeda Pharmaceutical Company Ltd. (Takeda), entered into in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology. Under the terms of the agreement, we are entitled to research and development funding for our active programs, which are now complete for Factor VIII, and are responsible for supplying Takeda with its requirements for our proprietary materials. Takeda is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions.
This Hemophilia A program includes ADYNOVATE®, which was approved by the United States Food and Drug Administration (FDA) in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S., the European Union, and many other countries. As a result of the marketing authorization in the EU in January 2018, we earned a $10.0 million development milestone, which we received in March 2018. We updated the transaction price for this milestone in January 2018 since we had previously excluded it due to the significant uncertainty from regulatory approval. Based on the terms of this milestone, we allocated the entire milestone to the license grant and research and development services, and therefore recognized the entire $10.0 million in the nine months ended September 30, 2018 as we had previously satisfied those performance obligations. In December 2018, we earned an additional $10.0 million milestone for annual sales of ADYNOVATE®/ADYNOVI™ reaching a certain specified amount. In addition, we are entitled to an additional sales milestone upon achievement of an annual worldwide net sales target and royalties based on worldwide net sales of products resulting from this agreement.
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
Our remaining unsatisfied performance obligation consists of our ongoing supply of PEGylation materials at a price less than the standalone selling price of these materials. As of September 30, 2019, our deferred revenue from this arrangement is not significant.
Amgen, Inc.: Neulasta®
In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the Amended and Restated Agreement) and a license agreement with Amgen, Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the Amended and Restated Agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen.
We determined that our obligation to manufacture and supply our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of September 30, 2019, we have deferred revenue of approximately $5.4 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.
AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118
In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization costs and related decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of September 30, 2019, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK®.
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
As of September 30, 2019, we do not have deferred revenue related to our agreement with AstraZeneca.
As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of opioid-induced constipation in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. As of September 30, 2019, our cumulative share of the post-approval study expenses since 2015 totaled $1.7 million. AstraZeneca may only recover costs incurred by the reduction of the royalty payable to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.
Other
In addition, as of September 30, 2019, we have a number of other collaboration agreements, including with our collaboration partners UCB Pharma and Halozyme Therapeutics, Inc., under which we are entitled to up to a total of $45.5 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of September 30, 2019, we have deferred revenue of approximately $6.0 million related to these other collaboration agreements.
Note 8 — Stock-Based Compensation
We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$1,119	$1,176	$3,208	$3,470
Research and development	15,680	15,365	47,549	40,449
General and administrative	8,081	6,746	24,030	19,976
Total stock-based compensation	$24,880	$23,287	$74,787	$63,895

We issued stock-based awards and resulting shares of our common stock as follows (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Options granted	131	190	246	929
Weighted-average grant-date fair value of options granted	$13.43	$30.52	$15.81	$39.28
RSUs granted	316	152	712	558
Weighted-average grant-date fair value of RSUs granted	$28.00	$57.27	$31.80	$54.49
Shares issued under equity compensation plans	820	642	2,256	5,248

Note 9 — Net Income (Loss) Per Share
We calculate basic net income (loss) per share based on the weighted-average number of common shares outstanding during the periods presented and calculate diluted net income (loss) per share based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, our net income (loss) available to common stockholders equals the reported net income (loss).
For the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, potentially dilutive securities consisted of the weighted-average common shares underlying outstanding stock options and RSUs, which totaled 17.2 million, 18.0 million and 17.6 million shares, respectively.
For the computation of diluted earnings per share for nine months ended September 30, 2018, we included approximately 11.3 million weighted-average common shares underlying stock options and RSUs under the treasury stock method and excluded approximately 3.2 million of shares of common stock underlying stock options because their effect was antidilutive.

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
In immuno-oncology, we are executing a clinical development for bempegaldesleukin, also referred to as NKTR-214, in collaboration with Bristol-Myers Squibb Company (BMS) as well as other independent development work evaluating NKTR-214 in combination with other agents with potential complementary mechanisms of action. We announced in August that the FDA informed us that it had granted a Breakthrough Therapy designation for NKTR-214 in combination with Opdivo® for the treatment of patients with untreated unresectable or metastatic melanoma. We expect our research and development expense to continue to grow over the next few years as we expand and execute a broad clinical development program for NKTR-214. Under our collaboration development plan, we and BMS have started registration-enabling studies in first line metastatic melanoma, first line metastatic renal cell carcinoma, first line cisplatin ineligible, PD-L1 negative, locally advanced or metastatic urothelial cancer, second line metastatic non-small cell lung cancer (post-checkpoint inhibitor and chemotherapy), and we are in the process of finalizing the next set of registrational and non-registrational studies in additional tumor types that we will execute under the collaboration. For development work within our collaboration development plan, we share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share development costs for NKTR-214 in combination with Opdivo®, BMS 67.5% and Nektar 32.5%, and for NKTR-214 in a triplet combination with Opdivo® and Yervoy®, BMS 78% and Nektar 22%. For costs of manufacturing NKTR-214, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. Our share of development costs under the collaboration development plan is limited to an annual cap of $125 million. To the extent this annual cap is exceeded, we will recognize our full share of the research and development expense and BMS will reimburse us for the amount over the annual cap which will be recorded as a contingent liability. This contingent liability will be paid to BMS only if NKTR-214 is approved and solely by reducing a portion of our share of net profits following the first commercial sale of NKTR-214. In addition, under the BMS collaboration agreement, we are entitled to $1.43 billion of regulatory and commercial launch milestones, $650 million of which are associated with approval and launch of NKTR-214 in its first indication in the U.S., EU and Japan. As a result, whether and when NKTR-214 is approved in any indication will have a significant impact on our future results of operations and financial condition.
Outside of the collaboration development plan with BMS, we are conducting additional research and development activities evaluating NKTR-214 in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish NKTR-214 as a key component of many immuno-oncology combination regimens with the potential to enhance the standard of care in multiple oncology settings. On November 6, 2018, we entered into a clinical collaboration with Pfizer Inc. (Pfizer) to evaluate several combination regimens in multiple cancer settings, including metastatic castration-resistant prostate cancer and squamous cell carcinoma of the head and neck.  The combination regimens in this collaboration will evaluate NKTR-214 with avelumab, a human anti-PD-L1 antibody in development by Merck KGaA (Merck), and Pfizer; talazoparib, a poly (ADP-ribose) polymerase (PARP) inhibitor developed by Pfizer; or enzalutamide, an androgen receptor inhibitor in development by Pfizer and Astellas Pharma Inc. We are planning a Phase 1 study this year in pancreatic cancer patients in collaboration with BioXcel Therapeutics Inc. (BioXcel) to evaluate a triplet combination of NKTR-214, BXCL-701 (a small molecule immune-modulator, DPP 8/9), and avelumab being supplied to BioXcel by Pfizer and Merck. We are also working in collaboration with Vaccibody AS (Vaccibody) to evaluate in a Phase 1 proof-of-concept study combining NKTR-214 with Vaccibody’s personalized cancer neoantigen vaccine. With our non-BMS clinical collaborations for NKTR-214, we generally share clinical development costs on a substantially pro-rata basis commensurate with our ownership interest in the underlying compounds. We expect to continue to make significant and increasing investments exploring the potential of NKTR-214 with mechanisms of action that we believe are synergistic with NKTR-214 based on emerging scientific findings in cancer biology and preclinical development work.

We are also advancing other molecules, including NKTR-262 and NKTR-255, in our immuno-oncology portfolio. NKTR-262 is a small molecule agonist that targets toll-like receptors found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APC), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic NKTR-214 in order to induce an abscopal response and achieve the goal of complete tumor regression in cancer patients treated with both therapies. The Phase 1 dose-escalation trial is currently ongoing. NKTR-255 is a biologic that targets the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Signaling of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody dependent cellular toxicity molecules as well as enhance CAR-T therapies. We have initiated a first-in-human Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. We are also designing other clinical trials in both liquid and solid tumor settings.
In immunology, we are developing NKTR-358, which is designed to correct the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358. We received an initial payment of $150.0 million in September 2017 and are eligible for up to an additional $250.0 million for development and regulatory milestones. We are responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with 75% of those costs borne by Lilly and 25% of the costs borne by us. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the Phase 3 development costs. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions. We have completed the first Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. The Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE) was initiated in May 2018 and has completed treatment. On October 7, 2019, we announced initiation of two Phase 1b clinical studies of NKTR-358 in patients with psoriasis and atopic dermatitis.
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
On May 31, 2018, we announced that we submitted an NDA for NKTR-181. The FDA missed the target action date of August 29, 2019 that it had assigned to our application under the Prescription Drug User Fee Act (“PDUFA”), and postponed product-specific advisory committee meetings for opioid analgesics, including one that was previously scheduled for NKTR-181 on August 21, 2019. We continue to work closely with the FDA as they review our NDA for NKTR-181, and we currently anticipate an advisory committee meeting for NKTR-181 will be formally scheduled to occur within the next several months.
If approved, we plan to commercialize NKTR-181 through our wholly owned subsidiary, Inheris Biopharma, Inc., with one or more potential capital partners to support commercial launch. Although substantial risks and uncertainties related to a successful and timely completion of establishing a commercialization infrastructure for NKTR-181 remain, we continue our work to establish a commercial launch capability for NKTR-181.
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
We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements including the BMS collaboration for NKTR-214 that was effective on April 3, 2018, pursuant to which we recognized $1.06 billion in revenue and recorded $790.2 million in additional paid in capital for shares of our common stock issued in the transaction. While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, including the potential $1.43 billion in development and regulatory milestones under the BMS collaboration, in the medium- to long-term, our plan is to generate significant revenue from proprietary products including NKTR-181 and NKTR-214. Since we do not have experience commercializing products or an established commercialization organization, there will be substantial risks and uncertainties in future years as we build commercial, organizational, and operational capabilities.

We also receive royalties and milestones from two approved drugs. We have a collaboration with AstraZeneca for MOVANTIK®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain which was approved by the FDA and subsequently launched in March 2015 and MOVENTIG®, for the treatment of opioid-induced constipation in adult patients who have an inadequate response to laxatives, which was approved by health authorities in the European Union and many other countries beginning in 2014. We also have a collaboration with Baxalta Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company Ltd.) for ADYNOVATE®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. ADYNOVI™ was approved by health authorities in Europe in January 2018, and has also been approved in many other countries.
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
While the approved drugs and clinical development programs described above are key elements of our future success, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We are also advancing several other drug candidates in preclinical development in the areas of immuno-oncology, immunology, and other therapeutic indications. We believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success. Drug research and development is an inherently uncertain process with a high risk of failure at every stage prior to approval. The timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.

Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of September 30, 2019, we had approximately $1.7 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.
Results of Operations
Three and Nine Months Ended September 30, 2019 and 2018
Revenue (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Product sales	$5,558	$4,256	$1,302	31%
Royalty revenue	10,275	10,259	16	—%
Non-cash royalty revenue related to sale of future royalties	10,264	8,372	1,892	23%
License, collaboration and other revenue	3,121	4,875	(1,754)	(36)%
Total revenue	$29,218	$27,762	$1,456	5%

	Nine months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Product sales	$14,302	$16,414	$(2,112)	(13)%
Royalty revenue	29,008	29,898	(890)	(3)%
Non-cash royalty revenue related to sale of future royalties	27,585	24,337	3,248	13%
License, collaboration and other revenue	9,860	1,082,848	(1,072,988)	(99)%
Total revenue	$80,755	$1,153,497	$(1,072,742)	(93)%
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
Product sales increased for the three months ended September 30, 2019 and decreased for the nine months ended September 30, 2019 compared to the comparable periods ended September 30, 2018 primarily due to fluctuations in product demand from our collaboration partners. We expect product sales for the full year of 2019 to be consistent with 2018.
Royalty Revenue
We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue for the three and nine months ended September 30, 2019 was consistent with the three and nine months ended September 30, 2018, and we expect royalty revenue for the full year of 2019 to be consistent with 2018.

Non-cash Royalty Revenue Related to Sale of Future Royalties
For a discussion of our Non-cash royalty revenue, please see our discussion below “Non-Cash Royalty Revenue and Non-Cash Interest Expense.”
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
License, collaboration and other revenue decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to a decrease in revenue recognized under our collaboration agreement with Lilly. License, collaboration and other revenue decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the recognition of $1,059.8 million from the BMS Collaboration Agreement as described in Note 7 to our Condensed Consolidated Financial Statements. In addition, during the nine months ended September 30, 2018, we recognized a $10.0 million milestone payment received in March 2018 as a result of the marketing authorization of ADYNOVITM in the EU in January 2018.
We expect that our license, collaboration and other revenue will decrease significantly in the full year of 2019 compared to 2018 as a result of the revenue recognized in 2018 from the BMS Collaboration Agreement.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Cost of goods sold	$4,927	$4,783	$144	3%
Product gross profit	631	(527)	1,158	<(100)%
Product gross margin	11%	(12)%

	Nine months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Cost of goods sold	$15,385	$16,951	$(1,566)	(9)%
Product gross profit	(1,083)	(537)	(546)	>100%
Product gross margin	(8)%	(3)%
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
The changes in cost of goods sold for the three and nine months ended September 30, 2019, as compared to the comparable periods ended September 30, 2018, are consistent with the changes in product sales for such periods. The changes in product gross profit and product gross margin for the three and nine months ended September 30, 2019, as compared to the comparable periods ended September 30, 2018, reflect the changes in product sales and mix of products sold. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. This arrangement resulted in negative product gross profit for product sales to this partner for all periods presented. In addition to product sales from reagent materials supplied to this partner, we also receive royalty revenue from this collaboration. In the three and nine months ended September 30, 2019 and 2018, the royalty revenue from this collaboration exceeded the related negative gross profit.
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
Research and Development Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Research and development expense	$99,048	$102,895	$(3,847)	(4)%

	Nine months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Research and development expense	$324,197	$290,653	$33,544	12%
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
Research and development expense increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to our clinical development of NKTR-214, NKTR-358 and NKTR-262, and preclinical activities for NKTR-255. These increases were partially offset by a decrease in pre-commercial manufacturing and costs related to our NDA filing for NKTR-181. In particular, we incurred significant contract manufacturing costs for NKTR-214 and our other drug candidates for our broad clinical development for NKTR-214 under the BMS Collaboration Agreement, collaboration agreements with third parties and our own studies. However, these contract manufacturing costs are not ratable and may vary from period to period. We commenced significant manufacturing campaigns in nine months ended September 30, 2018 which were substantially completed in the six months ended June 30, 2019. The conclusion of these manufacturing campaigns resulted in the decrease in research and development expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This decrease was partially offset by the increase in clinical development costs noted above.
These increases were partially offset by cost reimbursements by BMS under our collaboration agreement. During the three and nine months ended September 30, 2019, we recorded net reductions to research and development expense for BMS’ reimbursements of our costs of $28.3 million and $81.4 million, respectively. During the three and nine months ended September 30, 2018, we recorded net reductions to research and development expense for BMS’ reimbursements of our costs of $18.9 million and $42.8 million, respectively. Under the BMS Collaboration Agreement, BMS bears 67.5% of internal and external expenses for development costs for NKTR-214 in combination with Opdivo® and 35% of costs for manufacturing NKTR-214.
In addition, the research and development expense during the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, reflects increases in personnel costs, including non-cash stock-based compensation.
We expect research and development expense to increase for the full year of 2019 compared to 2018 primarily as a result of the development of NKTR-214 under the BMS Collaboration Agreement, as well as the ongoing development of NKTR-358 and NKTR-255.

Other than as described in the Overview section above, there have been no material changes to the status of clinical programs in the nine months ended September 30, 2019 from the activities discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.
General and Administrative Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
General and administrative expense	$23,983	$18,718	$5,265	28%

	Nine months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
General and administrative expense	$71,570	$57,666	$13,904	24%
General and administrative expense includes the cost of administrative staffing, business development, marketing, finance and legal activities. General and administrative expense increased during the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018 primarily due to increased costs related to NKTR-181 and NKTR-214 commercialization readiness activities and non-cash stock-based compensation. We expect general and administrative expenses in the full year of 2019 to increase compared to 2018, primarily due to increased costs for commercialization readiness activities and non-cash stock-based compensation. If NKTR-181 receives regulatory approval, we initially plan to commercialize NKTR-181 through our subsidiary, Inheris Biopharma, Inc. (Inheris), and we expect significant increases in commercialization costs, including sales personnel and related costs to support Inheris.
Interest Expense (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest expense	$5,425	$5,442	$(17)	—%

	Nine months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest expense	$15,882	$16,167	$(285)	(2)%
Interest expense during the three and nine months ended September 30, 2019 and 2018 primarily consists of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. Interest expense for the three and nine months ended September 30, 2019 is consistent with the three and nine months ended September 30, 2018, and we expect interest expense during the full year of 2019 to be consistent with 2018.

Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Three months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Non-cash royalty revenue related to sale of future royalties	$10,264	$8,372	$1,892	23%
Non-cash interest expense on liability related to sale of future royalties	5,813	4,814	999	21%

	Nine months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Non-cash royalty revenue related to sale of future royalties	$27,585	$24,337	$3,248	13%
Non-cash interest expense on liability related to sale of future royalties	17,853	14,808	3,045	21%
For a discussion of the sale of future royalties for CIMZIA® and MIRCERA®, see Note 5 to our Condensed Consolidated Financial Statements.
As discussed in Note 5, we continue to recognize non-cash royalty revenue, which increased for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018 due to increases in sales of CIMZIA® and MIRCERA®.
Non-cash interest expense increased for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018 due our increase of the estimated effective interest rate. During the three and nine months ended September 30, 2018, we recognized interest expense at a rate of 21%. During the three month period ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased from 17.6% to approximately 18.7%, which results in a prospective interest rate of 29%.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the non-cash interest expense. To date, we have amortized $38.9 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $75.1 million of the net proceeds. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively. We expect non-cash interest expense on the liability related to sale of future royalties for the full year of 2019 to increase compared to 2018 as a result of the increase of the estimated prospective interest rate noted above.

Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest income and other income (expense), net	$11,492	$11,847	$(355)	(3)%

	Nine months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest income and other income (expense), net	$35,964	$25,523	$10,441	41%
Interest income and other income (expense) decreased marginally for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Interest income and other income (expense) for the nine months ended September 30, 2019 increased significantly compared to the nine months ended September 30, 2018 primarily due to increased interest income resulting from our investments in debt securities purchased with the $1.85 billion received in April 2018 from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement. We expect that our interest income and other income (expense), net will increase in the full year of 2019 compared to 2018 as a result of the increased interest income resulting from our increased investments balances.
Income Tax Expense

	Three months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Provision (benefit) for income taxes	$322	$(900)	$1,222	>(100%)

	Nine months ended September 30,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Provision (benefit) for income taxes	$(939)	$3,250	$(4,189)	<(100%)

For the three and nine months ended September 30, 2019, we recorded an income tax provision for our Nektar India operations at an effective tax rate of approximately 33%. Due to our net loss and unrealized gain on available-for-sale securities in the nine months ended September 30, 2019, we recorded a tax provision against such unrealized gain with an offsetting tax benefit in continuing operations of $1.3 million. For the three months ended September 30, 2019, since we had a loss on our available-for-sale securities, we recorded a benefit of $0.3 million against our unrealized loss on available-for-sale securities with an offsetting expense in continuing operations. We have fully reserved our U.S. federal deferred tax assets generated from our net operating losses, as we believe it is not more likely than not that the benefit will be realized.
For the three and nine months ended September 30, 2018, as a result of taxable income in India and the U.S., primarily resulting from income recognized from the upfront payment from BMS, we recorded a global income tax provision at an effective tax rate of approximately 0.4%. The income tax benefit for the three months ended September 30, 2018 reflects our pre-tax loss for that period. Our income resulted in tax liabilities in certain states where we did not have sufficient net operating losses to offset our estimated apportioned taxable income. We based our effective tax rate on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we had nexus in 2018. Our apportionment of taxable income included estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as estimates of the apportionment of other sources of income. Our effective tax rate reflected the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At September 30, 2019, we had approximately $1.7 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due on October 2020.
We estimate that we have working capital to fund our current business plans through at least the next twelve months. We expect the clinical development of our proprietary drug candidates, including NKTR-214, NKTR-358, NKTR-262, NKTR-255, NKTR-181, and ONZEALD®, will continue to require significant investment in order to continue to advance in clinical development and to obtain regulatory approval, as well as for NKTR-181 commercialization activities. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In April 2018, we received a total of $1.85 billion from BMS under the BMS Collaboration Agreement and the Share Purchase Agreement. Under the BMS Collaboration Agreement, BMS is responsible for 67.5% of the development costs for NKTR-214 in combination with Opdivo® and 35% of the costs of manufacturing NKTR-214. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly and other existing and future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In particular, under the BMS Collaboration Agreement, we are entitled to $1.43 billion of regulatory and commercial launch milestones, $650 million of which are associated with approval and launch of NKTR-214 in its first indication in the U.S., EU and Japan. As a result, whether and when NKTR-214 is approved in any indication will have a significant impact on our future liquidity and capital resources. We have no credit facility or any other sources of committed capital.
Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At September 30, 2019, the average time to maturity of the investments held in our portfolio was approximately six months. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.
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
Cash flows from operating activities
Cash flows used in operating activities for the nine months ended September 30, 2019 totaled $203.5 million, which includes $199.2 million of net operating cash uses as well as $14.3 million for interest payments on our senior secured notes, partially offset by the receipt of a $10.0 million sales milestone payment from our collaboration agreement with Baxalta.
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
Cash flows from investing activities
We paid $22.6 million and $5.6 million for the purchase or construction of property, plant and equipment in the nine months ended September 30, 2019 and 2018, respectively. The increase for the nine months ended September 30, 2019 compared with 2018 resulted from the construction of leasehold improvements at our new facilities lease on Third St. as described in Note 4 to our Condensed Consolidated Financial Statements. We expect our capital expenditures in the full year of 2019 to increase significantly compared with 2018, primarily due to the construction of these leasehold improvements.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $18.4 million and $59.1 million in the nine months ended September 30, 2019 and 2018, respectively. We received $790.2 million for the issuance of our common stock to BMS under our Share Purchase Agreement in the nine months ended September 30, 2018.
Contractual Obligations
Other than the increase in our facilities lease obligations as disclosed in Note 4 to our Condensed Consolidated Financial Statements, there were no material changes outside the ordinary course of business during the nine months ended September 30, 2019 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.
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
Our market risks at September 30, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.

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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
We are highly dependent on the success of NKTR-214, our lead immuno-oncology (I-O) candidate. We are executing a clinical development program for NKTR-214 and clinical and regulatory outcomes for NKTR-214, if not successful, will significantly harm our business.
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
We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating NKTR-214 including trials evaluating NKTR-214 as a potential combination treatment with BMS’s Opdivo® (nivolumab) as well as other ongoing and planned combination trials. Our partner Lilly has initiated clinical Phase 1b studies of NKTR-358 in patients with psoriasis and atopic dermatitis. We also continue to enroll patients in a Phase 1/2 study evaluating NKTR-214 in combination with NKTR-262.  In addition, we have initiated a first-in-human Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	delays in obtaining regulatory authorization to commence a clinical study;

•	delays in reaching agreement with applicable regulatory authorities on a clinical study design;

•	for product candidates (such as NKTR-214) partnered with other companies, delays caused by our partner;

•	imposition of a clinical hold by the FDA or other health authorities, which may occur at any time including after any inspection of clinical trial operations or trial sites;

•	suspension or termination of a clinical study by us, our partners, the FDA or foreign regulatory authorities due to adverse side effects of a drug on subjects in the trial;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment rates;

•	delays in manufacturing and delivery of sufficient supply of clinical trial materials;

•	changes in regulatory authorities policies or guidance applicable to our drug candidates; and

•	delays caused by changing standards of care or new treatment options.
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
On May 31, 2018, we announced that we submitted an NDA for NKTR-181 and on July 30, 2018, we announced that the NDA for NKTR-181 for the treatment of chronic low back pain in opioid-naïve adult patients was accepted by the FDA for review. The FDA missed the target action date of August 29, 2019 that it had assigned to our NDA under the Prescription Drug User Fee Act (“PDUFA”), and has postponed product-specific advisory committee meetings for opioid analgesics, including one that was previously scheduled for NKTR-181 on August 21, 2019. We currently anticipate an advisory committee meeting for NKTR-181 will be formally scheduled to occur within the next several months.
The FDA continues to consider a number of scientific and policy issues relating this class of drugs. While the results from the Phase 3 study of NKTR-181 were positive, and NKTR-181 has Fast Track designation, the regulatory pathway for NKTR-181 remains subject to substantial uncertainty including changing and evolving standards for approving new opioid-based drugs generally and the amount of data required to support an approval of NKTR-181. In addition, regulations concerning and controlling the access to opioid-based pharmaceuticals are strict and there is no guarantee which scheduling category will apply to NKTR-181 if regulatory approval is achieved.
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
In the event that we commercialize and market NKTR-181, we would be required to build, either internally or through third-party contracts, a sales and marketing organization and infrastructure, which would require a significant investment, and we may not be successful in building this organization and infrastructure in a timely or efficient manner. We intend to support any commercialization of NKTR-181 with one or more potential capital partners, but there is no guarantee we will be successful in finalizing a capital partnership for this purpose. An important objective of NKTR-181 drug development program is to create a unique opioid molecule that does not rapidly enter a patient’s central nervous system, thereby having the potential to be less susceptible to abuse than alternative opioid therapies. To date, we have conducted numerous experiments using laboratory and home-based chemistry techniques that have been unable to convert NKTR-181 into a rapidly-acting, more abusable form of opioid. In the future, an alternative chemistry technique, process or method of administration, or combination thereof, may be discovered to enable the conversion of NKTR-181 into a more abusable opioid.
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
As of September 30, 2019, we had cash and investments in marketable securities valued at approximately $1.7 billion and had debt of $250.0 million in principal of senior secured notes. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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
We currently have no sales or distribution capabilities. To commercialize any of our drugs that receive regulatory approval for commercialization, we must develop robust internal sales, marketing and distribution capabilities, and manage inventory, supply, labeling, storage, record keeping, and advertising and promotion capabilities, which would be expensive and time consuming, or enter into arrangements with third parties to perform these services. If we decide to market our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. Factors that may inhibit our efforts to commercialize our products directly or through partnerships include:

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
For the nine months ended September 30, 2019, we reported net loss of $327.2 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.

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
There are many competitors for our proprietary product candidates currently in development. For NKTR-214, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma, Inc.)/NCI, Apeiron Biologics, Philogen S.p.A., IRX Therapeutics, Anaveon AG, Adaptimmune LLC, and Novartis AG, Alkermes plc, Altor Bioscience, Roche, Synthorx, Inc., and Eli Lilly & Co. (through its acquisition of Armo BioSciences) in the cytokine-based therapies space, and Tesaro, Inc., Macrogenics, Inc., Merck, Bristol-Myers Squibb Company, and Roche in the checkpoint inhibitor space. For NKTR-358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc.). For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including RELISTOR® (methylnaltrexone bromide), oral therapy AMITIZA® (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. For ADYNOVATE®, there is substantial competition from Sanofi’s Fc fusion protein ELOCTATE™ for Hemophilia A treatment, JIVI® (antihemophilic factor (recombinant) PEGylated-aucl), an extended half-life Factor VIII for Hemophilia A treatment, approved in the U.S. in August 2018, and marketed by Bayer Healthcare, and Novo Nordisk which is expected to launch an extended half-life product in 2020. In addition, technologies other than those based on Fc fusion and polymer conjugation approaches (such as gene therapy approaches being developed by BioMarin Pharmaceutical Inc. and others) are being pursued to treat patients with Hemophilia A. For NKTR-181, there are numerous companies developing pain therapies designed to have less abuse potential primarily through formulation technologies and techniques applied to existing pain therapies. Potential competitors include Acura Pharmaceuticals, Inc., Cara Therapeutics, Inc., Collegium Pharmaceutical, Inc., Zyla Life Sciences (formerly Egalet Ltd), Elite Pharmaceuticals, Inc., Endo Health Solutions Inc., KemPharm, Inc., Pfizer/Eli Lilly & Co., Purdue Pharma L.P., and Regeneron Pharmaceuticals, Inc./Teva Pharmaceutical Industries Ltd. For ONZEALD® there are a number of chemotherapies and cancer therapies approved today and in various stages of clinical development for breast cancer, including, but not limited to: Abraxane® (paclitaxel protein-bound particles for injectable suspension (albumin bound)), Xeloda® (capecitabine), Afinitor® (everolimus), Ellence® (epirubicin), Gemzar® (gemcitabine), Halaven® (eribulin), Herceptin® (trastuzumab), Ixempra® (ixabepilone), Navelbine® (vinolrebine), and Taxotere® (docetaxel). Major pharmaceutical or biotechnology companies with approved drugs or drugs in development for breast cancers include, but are not limited to, Bristol-

Myers Squibb Company, Eli Lilly & Co., Roche, GlaxoSmithKline plc, Pfizer Inc., Eisai Inc., and Sanofi Aventis S.A. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.
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
We must attract and retain experts in the areas of clinical testing, manufacturing, research, regulatory and finance, and may need to attract and retain commercial, marketing and distribution experts and develop additional expertise in our existing personnel. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock awards they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
Our stock price is volatile. During the three months ended September 30, 2019, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $16.91 to $36.27 per share. Plaintiffs’ securities litigation firms have recently publicly announced that they are investigating a potential breach of fiduciary duty claim involving our board of directors. Additionally, on October 30, 2018, the Company and certain of its executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on May 15, 2019.  Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. Both the class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, the Company’s stock was inflated due to alleged misrepresentations about the efficacy and safety of NKTR-214. In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint asserted, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a NKTR-214 manufacturing issue. We expect our stock price to remain volatile. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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
The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 275 U.S. and 850 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patents. We may have to participate in post grant or inter partes review before the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.
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
The manufacture, clinical testing, marketing and sale of medical products involve inherent product liability risks. If product liability costs exceed our product liability insurance coverage (or if we cannot secure product liability insurance), we may incur substantial liabilities that could have a severe negative impact on our financial position. Whether or not we are ultimately successful in any product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources and might result in adverse publicity, all of which would impair our business. Additionally, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.
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
We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in German litigation proceedings whereby Bayer is seeking co-ownership rights in certain of our patent filings pending at the European Patent Office covering, among other things, PEGylated Factor VIII which we have exclusively licensed to Baxalta (a wholly-owned subsidiary of Takeda). The subject matter of our patent filings in this proceeding relates to Bayer’s PEGylated recombinant Factor VIII compound, BAY 94-9027, now commercially marketed as JIVI®. We believe that Bayer’s claim to an ownership interest in these patent filings is without merit and are vigorously defending sole and exclusive ownership rights to this intellectual property. In addition, Nektar has filed claims in Germany seeking ownership rights of certain Bayer patent applications. In the U.S., Bayer filed a complaint against Baxalta and Nektar alleging the ADYNOVATE® product infringes a Bayer patent. Although the U.S. court dismissed all of Bayer’s claims against Nektar and Nektar was removed as a defendant, a jury found the Bayer patent was valid and infringed, and awarded Bayer damages, the responsibility of which are borne fully by Baxalta. This damages award does not impact our royalties from sales of ADYNOVATE® under our collaboration with Baxalta. In other U.S. proceedings, Nektar and Baxalta filed complaints against Bayer Healthcare alleging Bayer’s JIVI® product infringes several Nektar patents. In addition, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.) and MSN Laboratories Pvt. Ltd., alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (Paragraph IV Certifications), AstraZeneca and we together filed patent infringement suits against each of these generic companies in December 2018. Also, in a letter dated September 26, 2019, AstraZeneca and we received another Paragraph IV Certification from Aurobindo Pharma USA Inc. In these Paragraph IV Certifications, all three generic companies only alleged one patent, U.S. Patent No. 9,012,469, is invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective generic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. In addition, we are currently named in putative securities class action lawsuits, and our CEO, CFO and certain members of our board are named in shareholder derivative complaints. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our drugs and platform technologies. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties.

Our internal computer systems, or those of our partners, vendors, CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or the theft of our confidential information or patient confidential information.
Despite the implementation of security measures, our internal computer systems and those of our partners, vendors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information of our company or clinical patients, we could suffer or be subject to reputational harm, monetary fines (such as those imposed by European Regulation 2016/679, known as the General Data Protection Regulation, or “GDPR” and, effective in 2020, the California Consumer Privacy Act, or “CCPA”), civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and other forms of liability, and the development of our product candidates could be delayed. In addition, we continue to be subject to new and evolving data protection laws and regulations from a variety of jurisdictions, and there is a risk that our systems and processes for managing and protecting data may be found to be inadequate, which could expose us to fines and litigation.
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
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2019.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(6)	Separation, Consulting and General Release Agreement ++

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(6)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(6)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(6)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________

(1)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.

(2)	Incorporated by reference to Exhibit 3.3 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000.

(3)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on January 23, 2003.

(4)	Incorporated by reference to Exhibit 3.6 to Nektar Therapeutics’ Annual Report on Form 10-K, for the year ended December 31, 2009.

(5)	Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on February 6, 2019.

(6)	Filed herewith.

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

++	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ GIL M. LABRUCHERIE
Gil M. Labrucherie Senior Vice President, Chief Operating Officer, and Chief Financial Officer
Date: November 6, 2019

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen Senior Vice President, Finance and Chief Accounting Officer
Date: November 6, 2019