Form 10-K
period 2019-12-31
NEKTAR THERAPEUTICS
filed 2020-02-28
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________________________
Form 10-K
___________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from       to
Commission File Number: 0-24006
___________________________________________________________________________
NEKTAR THERAPEUTICS
(Exact name of registrant as specified in its charter)
___________________________________________________________________________

Delaware	94-3134940
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
455 Mission Bay Boulevard South
San Francisco, California 94158
(Address of principal executive offices and zip code)
415-482-5300
(Registrant’s telephone number, including area code)
___________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NKTR	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
___________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2019, as reported on The NASDAQ Global Select Market, was approximately $6,184,040,785. This calculation excludes approximately 1,159,402 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.
As of February 19, 2020, the number of outstanding shares of the registrant’s common stock was 177,557,144.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive Proxy Statement to be filed for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS
2019 ANNUAL REPORT ON FORM 10-K

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

PART I
Item 1. Business
Nektar Therapeutics is a research-based biopharmaceutical company focused on discovering and developing innovative medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes potential therapies for cancer and autoimmune disease. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build long-term stockholder value. We refer to our drug candidates where we retain at least U.S. commercial rights as “proprietary programs,” and refer to our other drug candidate programs where we have licensed U.S. and potentially other commercial rights to collaboration partners as “collaboration partner programs.”
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
Bempegaldesleukin (previously referred to as NKTR-214), our lead I-O candidate, is a biologic with biased signaling through one of the Interleukin-2 (IL-2) receptor subunits (CD122) that can stimulate proliferation and growth of tumor-killing immune cells in the tumor micro-environment and increase expression of PD-1 on these immune cells. Our strategic objective is to establish bempegaldesleukin as a key component of many I-O combination regimens with the potential to improve the standard of care in multiple oncology settings. We are executing a comprehensive clinical development program for bempegaldesleukin, including a broad clinical collaboration with the Bristol-Myers Squibb Company (BMS), several clinical collaborations with other third parties with pharmacological agents that have potential complementary mechanisms to bempegaldesleukin, as well as pursuing our own independent clinical studies.
On February 13, 2018, we entered into a Strategic Collaboration Agreement (BMS Collaboration Agreement) with BMS pursuant to which we and BMS are jointly developing bempegaldesleukin in combination with BMS’s Opdivo® (nivolumab) and certain other agents. The key economic components of the collaboration transaction included BMS making a non-refundable up-front payment of $1.0 billion to Nektar and an $850.0 million premium equity investment in our common stock, BMS being responsible for a majority of the clinical costs of the collaboration development plan, wherein our annual funding obligation for collaboration development is limited to $125.0 million, Nektar retaining a 65% profit interest in bempegaldesleukin, and Nektar having the right to record global revenue for bempegaldesleukin commercial sales. Pursuant to the BMS Collaboration Agreement, we and BMS are jointly developing bempegaldesleukin under a broad joint development plan (Collaboration Development Plan) that was updated pursuant to an Amendment No. 1 that was entered into on January 9, 2020. The Collaboration Development Plan includes the ongoing registrational trials in first-line metastatic melanoma (for which the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy designation), first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), and muscle-invasive bladder cancer, and also includes an additional registrational trial in adjuvant melanoma, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with axitinib in first line RCC to support a future Phase 3 registrational trial. Several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are either currently underway or planned to begin in 2020. Also, as specifically allowed under the BMS Collaboration Agreement, Nektar is independently studying bempegaldesleukin and pembrolizumab in a non-small cell lung cancer (NSCLC) Phase 1/2 trial, and BMS plans to independently study bempegaldesleukin and Opdivo® in a NSCLC dose-optimization Phase 1/2 trial scheduled to begin in 2020.
We are also conducting a broad array of development activities evaluating bempegaldesleukin in combination with other agents that have potential complementary mechanisms of action. On November 6, 2018, we entered into a clinical trial collaboration with Pfizer, Inc. (Pfizer) to evaluate several combination regimens in multiple cancer settings, including metastatic castration-resistant prostate cancer and squamous cell carcinoma of the head and neck. The combination regimens in this collaboration will evaluate bempegaldesleukin with avelumab, a human anti-PD-L1 antibody in development by Merck KGaA, and Pfizer; talazoparib, a poly (ADP-ribose) polymerase (PARP) inhibitor developed by Pfizer; or enzalutamide, an androgen receptor inhibitor in development by Pfizer and Astellas Pharma Inc. We are planning a Phase 1 study in pancreatic cancer patients in collaboration with BioXcel Therapeutics to evaluate a triplet combination of bempegaldesleukin, BXCL-701 (a small molecule immune-modulator, DPP 8/9), and avelumab being supplied to BioXcel by Pfizer and Merck KGaA. We are also working in collaboration with Vaccibody AS to evaluate bempegaldesleukin in combination with Vaccibody’s personalized cancer neoantigen vaccine in a Phase 1 proof-of-concept study in patients with locally advanced or metastatic tumors.
We are also advancing other molecules, including NKTR-262 and NKTR-255, in our I-O portfolio. NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APCs), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic bempegaldesleukin to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. The Phase 1 dose-escalation trial is currently ongoing. NKTR-255 is a biologic that targets the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of NK cells and induces survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular toxicity molecules as well as enhance CAR-T therapies. We have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. We are also designing other clinical trials of NKTR-255 in both liquid and solid tumor settings. Additionally, we have entered into separate preclinical research collaborations with Gilead Sciences, Inc. (Gilead) and Janssen Research & Development, LLC (Janssen) to test the combination of NKTR-255 with therapies in Gilead’s antiviral portfolio and Janssen’s oncology portfolio, respectively.
Pain
NKTR-181 (also known as oxycodegol) is a novel mu-opioid analgesic drug candidate. In a Phase 3 efficacy study, NKTR-181 met its primary and key secondary endpoints in opioid-naïve patients with chronic low back pain. In a long-term safety study, NKTR-181 was shown to have a favorable safety profile with analgesic effect maintained over 52-weeks. In a human abuse liability study (HAL), NKTR-181 had highly statistically significant lower “drug liking” scores and reduced “feeling high” scores as compared to oxycodone at all doses tested (p < 0.0001). In a human abuse potential study (HAP), NKTR-181 (400 mg and 600 mg) rated less likable compared to oxycodone 40 mg and 60 mg (p<0.0001), and a supratherapeutic dose of NKTR-181 (1200 mg) rated less likable than oxycodone 60 mg (p=0.0071). In numerous experiments using laboratory and home-based chemistry techniques, NKTR-181 was not able to be converted into a rapidly-acting, more abusable form of opioid.
On May 31, 2018, we announced that we submitted a New Drug Application (NDA) for NKTR-181, which had been granted a Fast Track designation by the FDA. Following our submission, the FDA missed the target action date of August 29, 2019 that it had assigned to our NDA under the Prescription Drug User Fee Act (PDUFA), and postponed product-specific advisory committee meetings for opioid analgesics, including one for NKTR-181 that was scheduled to take place on August 21, 2019. At the rescheduled advisory committee meeting held on January 14, 2020, the joint FDA Anesthetic Drug Products Advisory Committee and Drug Safety and Risk Management Committee did not recommend approval of NKTR-181, and, as a result, we subsequently withdrew the NDA and announced we would make no further investment in the program.
On February 26, 2020, the Audit Committee of the Board of Directors of the Company approved a plan to halt further development activities of the NKTR-181 program. The plan calls for the Company to terminate contracts with third party vendors (such as contract manufacturers and service providers) that were entered into for the purpose of supporting the commercialization of NKTR-181, and for the Company to enter into severance agreements with employees of Inheris Biopharma, Inc., a wholly owned subsidiary of the Company that was formed to develop and commercial NKTR-181. The plan is ultimately expected to result in a cost savings to us of between $75 million and $125 million in 2020, based upon projections of the estimated costs attributed to commercialization plans and post-approval studies. In addition, in the first quarter of 2020, we expect to incur charges of $45.0 million to $50.0 million, including non-cash charges of $19.7 million for the impairment of advance payments to contract manufacturers for commercial batches of NKTR-181, as well as other charges, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs. The plan will allow us to focus our resources on the existing I-O and autoimmune disease programs.

Collaboration Partner Programs
Autoimmune Disease
NKTR-358 is an investigational drug designed to correct the underlying immune system imbalance in the body which occurs in patients with autoimmune disease. The breakdown of mechanisms assuring recognition of self and non-self is what underlies all autoimmune diseases. A failure of the body’s self-tolerance mechanisms is known to result from pathogenic auto reactive T lymphocytes. By increasing the number of regulatory T cells (which are specific immune cells in the body that modulate the immune system and prevent autoimmune disease by maintaining self-tolerance), these pathogenic auto reactive T cells can be reduced and the proper balance of effector and regulatory T cells can be achieved to restore the body’s self-tolerance mechanisms. There is consistent evidence that suboptimal regulatory T cell numbers and their lack of activity play a significant role in a myriad of autoimmune diseases. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases.
On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358. We received an initial payment of $150.0 million in September 2017 and are eligible for up to an additional $250.0 million for development and regulatory milestones. We are responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the global Phase 3 development costs. We are eligible for tiered royalties on global sales up to the low twenties that escalate based upon our level of contribution to Phase 3 development costs and the level of global product annual sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.
We have completed the first Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients, and we also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE). Lilly is expected to initiate a Phase 2 study in SLE in mid-2020 and to start an additional Phase 2 study in another auto-immune disease in 2020. On October 7, 2019, we announced Lilly had initiated two Phase 1b studies in patients with psoriasis and atopic dermatitis.
Other Collaboration Partner Programs
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
We have a collaboration with Baxalta, Inc. (Baxalta, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, Takeda) to develop and commercialize PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under this collaboration, we worked with Baxalta to develop ADYNOVATE®, an extended half-life recombinant factor VIII (rFVIII) treatment for Hemophilia A based on ADVATE® (Antihemophilic Factor (Recombinant)). ADYNOVATE®, was first approved by the FDA in late 2015 for Hemophilia A. ADYNOVATE® has also been approved in the European Union, Japan, Korea, Canada, and certain other countries using the same or similar brand names such as ADYNOVI™.
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
Our Technology Platform
As a leader in the polymer conjugation field, we have advanced our technology platform to include new advanced polymer technologies that can be tailored in specific and customized ways with the objective of optimizing and significantly improving the profile of a wide range of molecules, including many classes of drugs targeting numerous disease areas. Polymer conjugation or PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta® (pegfilgrastim) and UCB’s CIMZIA® (certolizumab pegol). Nearly all of the PEGylated drugs approved over the last fifteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies. PEGylation is a versatile technology as a result of polyethylene glycol (PEG) being a water soluble, amphiphilic, non-toxic, non-immunogenic compound that has been shown to safely clear from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are some limitations with the first-generation PEGylation approaches that have been used with biologics. For example, these techniques cannot be used successfully to create small molecule drugs which could potentially benefit from the application of the technology. Other limitations of the early applications of PEGylation technology include sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug.
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
Large Molecule Pro-Drug Releasable Polymer Conjugates (Cytokines)
Our customized approaches with large molecule polymer conjugates have expanded to include a new approach with biologics, in particular cytokines, which utilize the polymer as a means to bias action to a certain receptor or receptor sub-type. In addition, a cytokine’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is bempegaldesleukin, which is a CD122-preferential IL-2 pathway agonist designed to provide rapid activation and proliferation of cancer-killing CD8+ effector T cells and NK cells, without over-activating the immune system, with an every two or every three-week dosing schedule.
Large Molecule Polymer Conjugates (Proteins and Peptides)
Our customized approaches with large molecule polymer conjugates have enabled numerous successful PEGylated biologics on the market today. Through rational drug design, a protein’s or peptide’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is Baxalta’s ADYNOVATE®, a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. In December 2016, the FDA expanded the approval of ADYNOVATE® for use in surgical settings for both adults and pediatric patients, and also for the treatment of Hemophilia A in pediatric patients under 12 years of age.

More recently, our scientists have shown that we can also optimize relative receptor binding characteristics of large molecule conjugates. For instance, the cytokine IL-2 has two different receptor complexes in the body that cause opposing effects on the immune system. We have engineered different novel conjugates of IL-2 with optimized differential receptor binding to the IL-2 receptor categories in the immune system. By biasing the receptor binding of these molecules in complementary ways, we have made two different drug candidates: bempegaldesleukin, which selectively activates effector T cells, which kill tumors; and NKTR-358, which selectively activates regulatory T cells, which can reduce the pathological immune activation that underlies many autoimmune diseases.
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
Small Molecule Pro-Drug Releasable Polymer Conjugates
The pro-drug polymer conjugation approach can be used to optimize the pharmacokinetics and pharmacodynamics of a small molecule drug to substantially increase its efficacy and improve its side effect profile. We are currently using this platform for NKTR-262. For NKTR-262 and other oncolytics, this platform can improve sub-optimal half-lives that can limit therapeutic efficacy. With our releasable polymer conjugate technology platform, we believe that oncolytic drugs can be modulated for programmed release within the body, optimized bioactivity and increased sustained exposure of active drug to tumor cells in the body.
Antibody Fragment Polymer Conjugates
This approach uses a large molecular weight PEG conjugated to antibody fragments in order to potentially improve their toxicity profile, extend their half-life and allow for ease of synthesis with the antibody. The specially designed PEG replaces the function of the fragment crystallizable (Fc) domain of full length antibodies with a branched architecture PEG with either stable or degradable linkage. This approach can be used to reduce antigenicity, reduce glomerular filtration rate, enhance uptake by inflamed tissues, and retain antigen-binding affinity and recognition. One approved product on the market that utilizes our technology with an antibody fragment is CIMZIA® (certoluzimab pegol), which was developed by our partner UCB and is approved for the treatment of Crohn’s Disease and ankylosing spondylitis in the U.S., axial spondyloarthritis in the EU and psoriatic arthritis and rheumatoid arthritis in the U.S. and EU.
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
Selectively Enter into Strategic Collaboration Agreements
We decide on a drug-candidate-by-drug-candidate basis, how far to advance clinical development (e.g., Phase 1, 2 or 3) and whether to commercialize products on our own, or seek a partner, or pursue a combination of these approaches. When we determine to seek a partner, our strategy is to selectively access a partner’s development, regulatory, or commercial capabilities with the structure of the collaboration depending on factors such as economic risk sharing, the cost and complexity of development, marketing and commercialization needs, therapeutic areas, potential for combination of drug programs, and geographic capabilities.
Transition to a Fully-Integrated Specialty Biotechnology Company with a Commercial Capability in the I-O Therapeutic Area
If we are successful with the development of bempegaldesleukin or one of our I-O drug candidates and one or more of them is approved, we plan to establish a commercial capability in the U.S. and other select major markets to market, sell and distribute these proprietary I-O therapies.  Under our BMS Collaboration Agreement, we retained significant global commercial rights to bempegaldesleukin including global co-promotion rights for all combinations of bempegaldesleukin with any BMS proprietary therapy and we lead global commercialization for all other bempegaldesleukin combination regimens.  We also have the contractual right under our BMS Collaboration Agreement to record all worldwide sales and revenue for bempegaldesleukin and we have final decision-making authority regarding the pricing of bempegaldesleukin.
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
Nektar Proprietary Programs
The following table summarizes our proprietary drugs that are being developed by us or in collaboration with other pharmaceutical companies or independent investigators. The table includes the type of molecule or drug, the target indications for the drug candidate, and the status of the clinical development program.

Drug Candidate	Target Indication	Status(1)

Bempegaldesleukin (CD122-preferential IL-2 pathway agonist)	Immuno-oncology	Phase 1, Phase 2, and Phase 3 studies ongoing in multiple indications

NKTR-358 (cytokine Treg stimulant)	Autoimmune Disease	Phase 1

NKTR-262 (toll-like receptor agonist)	Oncology	Phase 1

NKTR-255 (IL-15 receptor agonist)	Immuno-oncology	Phase 1
_______________________________________________________________

(1)	Status definitions are:
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
Immuno-oncology (I-O)
Bempegaldesleukin (previously known as NKTR-214, cytokine immunostimulatory therapy)
Bempegaldesleukin is a CD122-preferential IL-2 pathway agonist designed to provide rapid activation and proliferation of cancer-killing CD8+ effector T cells and NK cells, without over-activating the immune system.  Bempegaldesleukin stimulates these cancer-killing immune cells in the body by targeting CD122-specific receptors found on the surface of these immune cells. CD122, which is also known as the IL-2 receptor beta subunit, is a key signaling receptor that is known to increase proliferation of these CD8+ effector T cells. This receptor selectivity is intended to increase efficacy and improve safety over existing immunostimulatory cytokine drugs.
Under a research collaboration with The University of Texas MD Anderson Cancer Center, in December 2015 we commenced a Phase 1 study to evaluate bempegaldesleukin as a monotherapy in a variety of tumor types to evaluate safety and efficacy, and define the recommended Phase 2 dose of bempegaldesleukin in patients with solid tumors. In addition, the study also assessed the safety profile of bempegaldesleukin, the immunologic effect of bempegaldesleukin on tumor-infiltrating lymphocytes and other immune activation markers in both blood and tumor tissue, the pharmacokinetic and pharmacodynamic profile of bempegaldesleukin.
The development program for bempegaldesleukin includes combinations with a number of therapeutic approaches where we believe there is a strong biologic rationale for complementary mechanisms of action. On September 21, 2016, we entered into a Clinical Trial Collaboration Agreement with BMS, pursuant to which we and BMS collaborated to conduct Phase 1/2 clinical trials evaluating bempegaldesleukin and BMS’ human monoclonal antibody that binds to PD-1, known as Opdivo®, as a potential combination treatment regimen in five tumor types and eight potential indications (each, a Combined Therapy Trial). In the first phase of the PIVOT-02 study, we evaluated the clinical benefit, safety, and tolerability of combining bempegaldesleukin with Opdivo® in thirty-eight patients. Interim data from the dose-escalation phase of the trial was presented at the 2017 SITC meeting in November 2017. We identified the recommended Phase 2 dose for bempegaldesleukin in combination with Opdivo®. The second phase of the expansion cohorts, which now falls under the BMS Collaboration Agreement entered into on February 13, 2018, and described below, is evaluating the safety and efficacy of combining bempegaldesleukin with Opdivo®. Under the initial Clinical Trial Collaboration Agreement, BMS was responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organization, laboratories, clinical sites and institutional review boards. Each party was otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combined Therapy Trial.
On February 13, 2018, we entered into the second agreement with BMS (the BMS Collaboration Agreement), pursuant to which we and BMS are jointly developing bempegaldesleukin, including, without limitation, in combination with BMS’s Opdivo®, and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize bempegaldesleukin on a worldwide basis. On April 3, 2018, the closing date of the transaction, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased $850.0 million of our common stock at a purchase price of $102.60 per share pursuant to a Share Purchase Agreement (Purchase Agreement). We are eligible to receive additional cash payments of a total of up to $1.455 billion upon achievement of certain development and regulatory milestones and a total of up to $350.0 million upon achievement of certain sales milestones. Under the BMS Collaboration Agreement, we have the contractual right to record all worldwide sales and revenue for bempegaldesleukin. We will share global commercialization profits and losses with BMS for bempegaldesleukin, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. BMS will lead commercialization for combinations of bempegaldesleukin with BMS proprietary medicines, and we will lead all other commercialization efforts for bempegaldesleukin. We will have the final decision-making authority regarding the pricing for bempegaldesleukin. Bempegaldesleukin will be sold on a stand-alone basis and there will be no fixed-dose combinations or co-packaging without the consent of both parties.
Under the BMS Collaboration Agreement, we and BMS will collaborate to develop and conduct clinical studies of bempegaldesleukin pursuant the Collaboration Development Plan. The current Collaboration Development Plan includes a series of registration-enabling trials in five indications in three tumor types and may only be further revised upon mutual agreement of the parties. On August 1, 2019, we and BMS announced that the FDA granted Breakthrough Therapy Designation for bempegaldesleukin in combination with Opdivo® for the treatment of patients with previously untreated unresectable or metastatic melanoma. Breakthrough Therapy Designation is intended to expedite the development and review of medicines aimed at treating serious or life-threatening disease where there is preliminary evidence that the investigational therapy may offer substantial improvement over existing therapies on at least one clinically significant endpoint. In addition to the first-line metastatic melanoma trial, additional ongoing registrational trials currently being pursued under the current Collaboration Development Plan include first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), and muscle-invasive bladder cancer, as well as an additional registrational trial in adjuvant melanoma scheduled to begin in 2020. In addition, the Collaboration Development Plan includes a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with axitinib in first line RCC in order to support a future Phase 3 registrational trial. Further, as part of the Collaboration Development Plan, several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are either currently underway or planned to begin in 2020. Also, as specifically allowed under the BMS Collaboration Agreement, Nektar is independently studying bempegaldesleukin and pembrolizumab in a non-small cell lung cancer (NSCLC) Phase 1/2 trial, and BMS plans to independently study bempegaldesleukin and Opdivo® in a NSCLC dose-optimization Phase 1/2 trial in 2020.
The parties share the development costs for bempegaldesleukin in combination regimens, with BMS generally responsible for 67.5% and Nektar generally responsible for 32.5% of the development costs, based on each party’s relative ownership interest in the compounds included in the regimens. For costs of producing bempegaldesleukin, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. Our share of such development costs are limited to an annual cap of $125.0 million. Neither party will develop a therapy using an IL-2 agonist in combination with a small or large molecule that binds to the PD(L)-1 target, in indications included in the Collaboration Development Plan (each, a Competing Combination), whether alone or in collaboration with any third party, during a limited exclusivity period from the closing date under the BMS Collaboration Agreement until the later of (i) the first commercial sale of bempegaldesleukin or (ii) the third anniversary of the closing date, but each party may develop a Competing Combination on its own (but not in collaboration with any third party) during the three years after the end of the foregoing limited exclusivity period. Other than as described above, Nektar may independently develop and commercialize bempegaldesleukin either alone or in combination with other Nektar proprietary compounds or third party compounds.
Outside of the Collaboration Development Plan with BMS, we are also conducting a broad array of development activities evaluating bempegaldesleukin in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish bempegaldesleukin as a key component with many immuno-oncology combination regimens with the potential to raise the standard of care in multiple oncology settings:

•
On November 6, 2018, we entered into a clinical collaboration with Pfizer to evaluate several combination regimens in multiple cancer settings, including metastatic castration-resistant prostate cancer and squamous cell carcinoma of the head and neck. The combination regimens in this collaboration will evaluate bempegaldesleukin with avelumab, a human anti-PD-L1 antibody in development by Merck KGaA and Pfizer; talazoparib, a poly (ADP-ribose) polymerase (PARP) inhibitor developed by Pfizer; or enzalutamide, an androgen receptor inhibitor in development by Pfizer and Astellas Pharma Inc.

•
A Phase 1 study in pancreatic cancer patients in collaboration with BioXcel is planned to evaluate a triplet combination of bempegaldesleukin, BXCL-701 (a small molecule immune-modulator, DPP 8/9), and avelumab (being supplied to BioXcel by Pfizer and Merck KGaA).

•	We are also working in collaboration with Vaccibody AS to evaluate bempegaldesleukin with Vaccibody’s personalized cancer neoantigen vaccine in a Phase 1 proof-of-concept study.
With our non-BMS clinical collaborations for bempegaldesleukin, each party generally supplies its own drug candidate and we generally share 50% of the other clinical development costs with our partners. We expect to continue to make significant and increasing investments exploring the potential of bempegaldesleukin with mechanisms of action that we believe are synergistic with bempegaldesleukin based on emerging scientific findings in cancer biology and preclinical development work.
In addition to these non-BMS clinical collaborations for bempegaldesleukin, we intend to initiate further clinical development programs, on our own or in collaboration with other potential partners, to explore the potential of combining bempegaldesleukin with other therapies such as cancer vaccines (other than Vaccibody’s personalized cancer neoantigen vaccine), adoptive cell therapy, and other small molecules and biological agents in order to generate novel immuno-oncology approaches.
NKTR-262

NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to overcome the body’s dysfunction of antigen-presenting cells (APCs), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as a single intra-tumoral injection to be administered at the start of therapy with bempegaldesleukin in order to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. We initiated enrollment of patients in the initial Phase 1/2 clinical study in April 2018, which we call the REVEAL study, and the dose-escalation portion of this clinical study is ongoing and expected to be completed in 2020.
NKTR-255
NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of NK cells and induces survival of both effector and CD8 memory T cells. Native rhIL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. NKTR-255 is designed with IL-15 receptor alpha specificity to optimize biological activity and is uniquely engineered to provide optimal exposure and an improved safety profile.  Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular toxicity molecules as well as enhance CAR-T therapies. We have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. We are also designing other clinical trials of NKTR-255 in both liquid and solid tumor settings. Additionally, we have entered into separate preclinical research collaborations with Gilead and Janssen to test the combination of NKTR-255 with therapies in Gilead’s antiviral portfolio and Janssen’s oncology portfolio, respectively.
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

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)
NKTR-358	Autoimmune disease	Eli Lilly and Company	Phase 1

ADYNOVATE® (previously referred to as BAX 855, PEGylated rFVIII) and ADYNOVI® (brand name for ADYNOVATE® in Europe)	Hemophilia A	Takeda Pharmaceutical Company Limited	Approved 2015

MOVANTIK® (naloxegol tablets) and MOVENTIG® (brand name for MOVANTIK® in Europe)	Opioid-induced constipation in adult patients with chronic non-cancer pain (US); Opiod-induced constipation in adult patients who have and inadequate response to laxatives (EU).	AstraZeneca AB	Approved 2014

CIMZIA® (certolizumab pegol)	Crohn’s disease, Rheumatoid arthritis, and Psoriasis/ Ankylosing Spondylitis	UCB Pharma	Approved 2008*

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved 2007*

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Bausch Health Companies Inc. (formerly, Valeant Pharmaceuticals International, Inc.)	Approved 2004

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved 2003

Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved 2002

Dapirolizumab Pegol	Systemic Lupus Erythematosus	UCB Pharma (Biogen)	Phase 2

PEGPH20	Pancreatic, Non-Small Cell Lung Cancer, and other multiple tumor types	Halozyme Therapeutics, Inc.	Further development halted.

Longer-acting blood clotting proteins	Hemophilia	Takeda	Research/Preclinical

(1)	Status definitions are:
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

Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies.

*	In February 2012, we sold our rights to receive royalties on future worldwide net sales of CIMZIA® and MIRCERA® effective as of January 1, 2012.
With respect to all of our collaboration and license agreements with third parties, please refer to Item 1A. Risk Factors, including without limitation, “We are a party to numerous collaboration agreements and other significant agreements which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition” and “We are involved in legal proceedings and may incur substantial litigation costs and liabilities that will adversely affect our business, financial condition and results of operations.”
Overview of Collaboration Partner Programs
We have a number of product candidates in clinical development and approved products in collaboration with our partners where we invented the drug candidate or where our collaboration partners have licensed our proprietary intellectual property to enable one of their drug candidates. Our agreements with collaboration partners may involve several elements including a technology license as well as the development, commercialization, and manufacturing and supply obligations. We typically receive consideration from our collaboration partners in the form of upfront payments, milestone payments and royalties on sales. In certain cases, we also manufacture and supply our proprietary polymer materials to our partners.
NKTR-358, Agreement with Eli Lilly and Company
NKTR-358 is designed to correct the underlying immune system imbalance in the body which occurs in patients with autoimmune disease. Current systemic treatments for autoimmune disease, including corticosteroids and anti-TNF agents, suppress the immune system broadly and come with severe side effects. NKTR-358 targets the CD25 sub-receptor in the IL-2 pathway in order to stimulate proliferation and growth of regulatory T cells, which are specific immune cells in the body that modulate the immune system and prevent autoimmune disease by maintaining self-tolerance.
On July 23, 2017, we entered into the Lilly Agreement, pursuant to which we and Lilly will co‑develop NKTR-358. Under the terms of the Lilly Agreement, we received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development and regulatory milestones. We are responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We will also share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the global Phase 3 development costs. We are eligible to receive up to double-digit sales royalty rates that escalate based upon our contribution to Phase 3 development costs and the level of global product annual sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.
We have completed a Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. Results from this study demonstrated a multiple-fold increase in regulatory T cells with no change in CD8 positive or natural killer cell levels and no dose-limiting toxicities were observed. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE). Lilly is expected to initiate a Phase 2 study in SLE in mid-2020 and to start an additional Phase 2 study in another auto-immune disease in 2020. These clinical studies are in addition to the two ongoing Phase 1b studies in patients with psoriasis and atopic dermatitis being run by Lilly.
ADYNOVATE® (previously referred to as BAX 855), ADYNOVI® (brand name for ADYNOVATE® in Europe) and Longer-Acting Blood Clotting Proteins for Hemophilia A, Agreement with Subsidiaries of Baxalta Incorporated
In September 2005, we entered into an exclusive research, development, license, manufacturing and supply agreement (Baxalta License Agreement) with certain subsidiaries of Baxalta (which has been acquired by Takeda), to develop products with an extended half-life for the treatment and prophylaxis of Hemophilia A patients using our proprietary PEGylation technology. The first product in this collaboration, ADYNOVATE® (previously referred to as BAX 855), is a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein that was developed to increase the half-life of ADVATE® (Antihemophilic Factor (Recombinant) Plasma/Albumin-Free Method). ADYNOVATE® was first approved by the FDA on November 30, 2015.  Since then it has been approved in one or more indications for Hemophilia A in the EU, Japan, and other countries around the world.

We are entitled to $35.0 million of sales milestone payments, as well as royalties on net sales varying by product and country of sale. With regard to the sales milestone payments, we received a $10.0 million dollar milestone payment in 2019 for annual net sales in 2018 achieving the sales milestone specified in the Baxalta License Agreement for this payment. With regard to royalties, our royalties start in the mid-single digits for net sales of ADYNOVATE® up to $1.2 billion and then in the low teens for net sales exceeding $1.2 billion. Our right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in certain designated countries or in that particular country.
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
Hemophilia A, also called factor VIII (FVIII) deficiency or classic hemophilia, is a genetic disorder caused by missing or defective factor VIII, a clotting protein. According to the US Centers for Disease Control and Prevention, hemophilia occurs in approximately one in 5,000 live births and there are about 20,000 people with hemophilia in the US. All races and ethnic groups are affected. Hemophilia A is four times as common as Hemophilia B while more than half of patients with Hemophilia A have the severe form of hemophilia. According to 360 Research Reports, the worldwide market for human coagulation Factor VIII products was $7.4 billion in 2019.
MOVANTIK® and MOVENTIG® (brand name for MOVANTIK® in Europe), Agreement with AstraZeneca AB
In September 2009, we entered into a global license agreement with AstraZeneca AB (AstraZeneca) pursuant to which we granted AstraZeneca a worldwide, exclusive, perpetual, royalty-bearing license under our patents and other intellectual property to develop, market and sell MOVANTIK®. MOVANTIK® was developed using our oral small molecule polymer conjugate technology and we advanced this drug through the completion of Phase 2 clinical studies prior to licensing it to AstraZeneca. MOVANTIK® is an orally-available peripherally-acting mu-opioid antagonist which is a medication for the treatment of opioid-induced constipation (OIC), which is a common side effect of prescription opioid medications. Opioids attach to specific proteins called opioid receptors. When the opioids attach to certain opioid receptors in the gastrointestinal tract, constipation may occur. OIC is a result of decreased fluid absorption and lower gastrointestinal motility due to opioid receptor binding in the gastrointestinal tract.
On September 16, 2014, the FDA approved MOVANTIK® as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of OIC in adult patients with chronic, non-cancer pain. On December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the EU) as the first once-daily oral PAMORA to be approved in the EU for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all EU member countries plus Iceland and Norway. AstraZeneca launched the commercial sales of MOVANTIK® in the U.S. in March 2015 and MOVENTIG® in Germany, the first EU member country, in August 2015. Under the terms of our license agreement with AstraZeneca, AstraZeneca made an initial license payment of $125.0 million to us and has responsibility for all activities and bears all costs associated with research, development and commercialization for MOVANTIK®. We received milestone payments of $70.0 million and $25.0 million upon the acceptance of regulatory approval applications of MOVANTIK® by the FDA and the EMA, respectively, in 2013. We received an additional developmental milestone payment of $35.0 million upon the FDA’s approval of MOVANTIK® in 2014 and a total of $140.0 million upon commercial launches in 2015, including $100.0 million for MOVANTIK® in the U.S. and $40.0 million for MOVENTIG® in Germany. We are also entitled to up to $375.0 million in sales milestones for MOVANTIK® if the program achieves certain annual commercial sales levels and significant double-digit royalty payments starting at 20% of net sales in the U.S. and, for countries AstraZeneca has not entered into sublicensing agreements, 18% of net sales in rest of world. On March 1, 2016, AstraZeneca announced that it had entered into an agreement with Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Nektar’s receipt of a 40% share of royalty payments made by Kirin to AstraZeneca will be financially equivalent to Nektar receiving high single-digit to low double-digit royalties depending on Kirin’s annual net sales levels. Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) a specified period of time after the first commercial sale of the product in that country or (b) the expiration of patent rights in that particular country. AstraZeneca has agreed to use commercially reasonable efforts to develop one MOVANTIK® fixed-dose combination product and has the right to develop multiple products which combine MOVANTIK® with opioids.
There are a number of patents relevant to MOVANTIK®, some of which are listed in the FDA’s “Orange Book.” The “Orange Book” currently lists six patents for MOVANTIK®. Four patents (i.e., U.S. Patent Nos. 7,056,500, 7,662,365,

7,786,133 and 9,012,469) are “composition of matter patents,” one of which has a patent expiry extending into 2032. In addition, two patents (i.e., U.S. Patent Nos. 8,067,431 and 8,617,530) are directed to methods of treatment.
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
Somavert®, Agreement with Pfizer, Inc.
In January 2000, we entered into a license, manufacturing and supply agreement (LMS Agreement) with Sensus Drug Development Corporation (subsequently acquired by Pharmacia Corp. in 2001 and then acquired by Pfizer in 2003), for the PEGylation of Somavert® (pegvisomant), a human growth hormone receptor antagonist for the treatment of acromegaly. In January 2017, we entered into a master material supply agreement (Supply Agreement) with Pfizer, in which the LMS Agreement was terminated. We currently manufacture our proprietary PEGylation reagent for Pfizer on a price per gram basis under the Supply Agreement. Our obligation under the Supply Agreement to supply our proprietary PEGylation reagent to Pfizer continues until December 31, 2023.
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
Dapirolizumab Pegol, Agreement with UCB Pharma S.A.
In 2010, we entered into a license, manufacturing and supply agreement with UCB Pharma S.A., (UCB) under which we granted UCB a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize an anti-CD40L PEGylated Fab being developed by UCB and their partner Biogen Idec, for the treatment of autoimmune disorders, including systemic lupus erythemastosus (SLE). In 2014, UCB and Biogen completed a Phase 1b randomized, double-blind, placebo-controlled clinical study in approximately 24 patients with SLE. Data from the study was published in September 2015 at the Annual American College of Rheumatology Meeting and showed that multiple administrations of dapirolizumab pegol given over 12 weeks were well-tolerated and the safety profile supported further development of the compound. Exploratory analyses from the same study showed greater improvement in clinical measures of disease activity in the dapriolizumab pegol group versus placebo. In 2016, UCB initiated a multi-center, randomized, double-blind, placebo-controlled, parallel-group, dose-ranging Phase 2 clinical study followed by an observational period to evaluate the efficacy and safety of patients with moderately to severely active SLE receiving stable standard of care medications. In October 2018, UCB announced that the primary endpoint of the study to demonstrate a dose response at 24 weeks on the British Isles Lupus Assessment Group (BILAG) based Composite Lupus Assessment (BICLA) was not met and stated that it and Biogen will continue to further evaluate these data while assessing potential next steps. In July 2019, Biogen announced a plan to initiate with UCB a Phase 3 study of dapriolizumab pegol in patients with active SLE despite standard-of-care treatment.
PEGPH20, Agreement with Halozyme Therapeutics, Inc.
In December 2006, we entered into a license agreement with Halozyme (Halozyme License Agreement) pursuant to which we granted Halozyme a worldwide, limited exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize particular products that use our proprietary PEGylation materials linked only with certain qualifying hyaluronidase protein molecules including PEGPH20. Under this license agreement, we are entitled to future development milestones and royalties on net sales subject to reduction in the absence of patent coverage. In addition, pursuant to a December 18, 2013 manufacturing and supply agreement that we entered into with Halozyme (Halozyme Manufacturing

Agreement), we were to manufacture and supply Halozyme with clinical and future commercial supply of our proprietary PEGylation materials used in the manufacture of PEGPH20.
On November 4, 2019, Halozyme announced that its Phase 3 clinical study evaluating PEGPH20 as a first-line therapy for treatment of patients with metastatic pancreatic cancer failed to reach the primary endpoint of overall survival, and that Halozyme intended to halt development activities for PEGPH20. In December 2019 Halozyme and Nektar terminated the Halozyme Manufacturing Agreement. Halozyme may terminate the Halozyme License Agreement without cause upon ninety days’ prior written notice.
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
The approval process required by the FDA before a product using any of our technologies may be marketed in the U.S. depends on whether the chemical composition of the product has previously been approved for use in other dosage forms. If the product is a new chemical entity that has not been previously approved, the process includes the following:

•	extensive preclinical laboratory and animal testing;

•	submission of an Investigational New Drug (IND) prior to commencing clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication;

•	extensive pharmaceutical development for the characterization of the chemistry, manufacturing process and controls for the active ingredient and drug product; and

•	submission to the FDA of an NDA for approval of a drug or a Biological License Application (BLA) for approval of a biological product.
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
If Phase 2 trials demonstrate that a product appears to be effective and to have an acceptable safety profile, Phase 3 trials are typically undertaken to evaluate the further clinical efficacy and safety of the drug and formulation within an expanded patient population at geographically dispersed clinical study sites and in large enough trials to provide statistical proof of efficacy and tolerability. The FDA, the clinical trial sponsor, the investigators or the IRB may suspend clinical trials at any time if any one of them believes that study participants are being subjected to an unacceptable health risk. In some cases, the FDA and the drug sponsor may determine that Phase 2 trials are not needed prior to entering Phase 3 trials.
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
Each manufacturing establishment producing the active pharmaceutical ingredient and finished drug product for the U.S. market must be registered with the FDA and typically is inspected by the FDA prior to NDA or BLA approval of a drug product manufactured by such establishment. Such inspections are also held periodically after commercialization. Establishments handling controlled substances must also be licensed by the U.S. Drug Enforcement Administration. Manufacturing establishments of U.S. marketed products are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements. They are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous and controlled substance controls, among others.
In situations where our partners are responsible for clinical and regulatory approval procedures, we may still participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for polymer conjugation materials or drug product. For our proprietary products, we prepare and submit an IND and are responsible for additional clinical and regulatory procedures for product candidates being developed under an IND. The clinical and manufacturing, development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.
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

In the U.S., the FDA may grant Fast Track or Breakthrough Therapy designation to a product candidate, which allows the FDA to expedite the review of new drugs that are intended for serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Important features of Fast Track or Breakthrough Therapy designation include a potentially reduced clinical program and close, early communication between the FDA and the sponsor company to improve the efficiency of product development. On August 1, 2019, we and BMS announced that the FDA granted Breakthrough Therapy Designation for bempegaldesleukin in combination with Opdivo® for the treatment of patients with previously untreated unresectable or metastatic melanoma.
Coverage, Reimbursement, and Pricing
Sales of any products for which we may obtain regulatory approval depend, in part, on the coverage and reimbursement status of those products. In the U.S., sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care providers, private health insurers and other organizations. Other countries and jurisdictions will also have their own unique mechanisms for approval and reimbursement.
The process for determining whether a payer will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payer will pay for the product. Third-party payers may limit coverage to specific products on an approved list or formulary which might not include all of the FDA-approved products for a particular indication. Third-party payers may also refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Further, private payers often follow the coverage and payment policies established by certain government programs, such as Medicare and Medicaid, which require manufacturers to comply with certain rebate, price reporting, and other obligations. For example, the Medicaid Drug Rebate Program, which is part of the Medicaid program (a program for financially needy patients, among others), requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services under which the manufacturer agrees to report certain prices to the government and pay rebates to state Medicaid programs on outpatient drugs furnished to Medicaid patients, as a condition for receiving federal reimbursement for the manufacturer’s outpatient drugs furnished to Medicaid patients. Further, in order for a pharmaceutical product to receive federal reimbursement under Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the Public Health Service’s 340B drug pricing program.
Third-party payers are increasingly challenging the prices charged for medical products and services, and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the price of therapeutics have been a focus in this effort. The U.S. government and state legislatures have shown significant interest in implementing cost-containment programs, including price controls and restrictions on reimbursement, among other controls. Adoption of price controls or other cost-containment measures could limit coverage for or the amounts that federal and state governments or private payers will pay for health care products and services, which could also result in reduced demand for our drug candidates or additional pricing pressures and affect our ultimate profitability. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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

•
provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes, referred to as the “HIPAA All-payer Fraud Prohibition,” that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
federal transparency laws, including the federal Physician Payment Sunshine Act, which require manufacturers of certain drugs and biologics to track and disclose payments and other transfers of value they make to U.S. physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website, effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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

If our product candidates become commercialized, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
The Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act (collectively, the Affordable Care Act), enacted in 2010, expanded the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the Affordable Care Act, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.
The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal

False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,463 and $23,331 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.
In each country or jurisdiction outside of the U.S. in which we seek and receive regulatory approval to commercialize our products, we will be subject to additional laws and regulations specific to those locations. These regulations and laws will also impact, among other things, our proposed sales and marketing programs in those jurisdictions.
Legislative and Regulatory Landscape
From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. Further, the 2016 Presidential and Congressional elections and political developments have caused the future state of many core aspects of the current health care marketplace to be uncertain, as the current Presidential Administration and Congress have repeatedly expressed a desire to repeal all or portions of the Affordable Care Act. While specific changes and their timing are not yet apparent, there may be significant changes to the healthcare environment in the future that could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval. Furthermore, federal agencies, Congress, state legislatures, and the private sector have shown significant interest in implementing cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit coverage for or the amounts that federal and state governments will pay for health care products and services, which could also result in reduced demand for our products or additional pricing pressures and affect our ultimate profitability.
Patents and Proprietary Rights
We own more than 290 U.S. and 1,000 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our advanced polymer conjugate technologies and our proprietary product candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our advanced polymer conjugate technology platforms. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.
We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that we can meaningfully protect our trade secrets. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to, or disclose, our trade secrets. Please refer to Item 1A. Risk Factors, including but not limited to “We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.” In certain situations in which we work with drugs covered by one or more patents, our ability to develop and commercialize our technologies may be affected by limitations in our access to these proprietary drugs. Even if we believe we are free to work with a proprietary drug, we cannot guarantee that we will not be accused of, or determined to be, infringing a third party’s rights and be prohibited from working with the drug or found liable for damages. Any such restriction on access or liability for damages would have a material adverse effect on our business, results of operations and financial condition.
The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to inter partes review, opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent but in an amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patent. We may have to participate in post-grant proceedings before the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us. Please refer to Item 1A. Risk Factors, including without limitation, “If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.”
U.S. and foreign patent rights and other proprietary rights exist that are owned by third parties and relate to pharmaceutical compositions and reagents, and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, of these rights will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternative technology. The failure to obtain licenses if needed may have a material adverse effect on our business, results of operations and financial condition. Please refer to Item 1A. Risk Factors, including without limitation, “We may not be able to obtain intellectual property licenses related to the development of our drug candidates on a commercially reasonable basis, if at all.”
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
Customer Concentrations
Our revenue is derived from our collaboration agreements with partners, under which we may receive a combination of revenue elements including up-front payments for licensing agreements, clinical research reimbursement or co-funding, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and/or product sales revenue. Our revenues are concentrated among a limited number of collaboration partners under long-term arrangements. In particular, our collaboration arrangements with BMS represent 89% of our revenues for the year ended December 31, 2018, and Lilly represented 42% of our revenues for the year ended December 31, 2017, and these arrangements provide for the most significant portion of our potential future development and regulatory milestone payments. The relative portion of such revenues in any particular year, however, is dependent upon the mix of any milestone payments or other license revenues recognized and volume of recurring royalty revenues and product sales. Additionally, we derive substantially all of our cash royalty revenue from our collaboration arrangements with Takeda for ADYNOVATE®/ADYNOVITM and AstraZeneca for MOVANTIK®/MOVENTIG® and we derive the significant majority of our product sales from UCB and Pfizer.
Backlog
Pursuant to our collaboration agreements, we manufacture and supply our proprietary polymer conjugation materials. Inventory is produced and sales are made pursuant to customer purchase orders for delivery generally based on rolling four to eight quarter forecasts, of which at least two quarters are generally binding. Our backlog is not significant, and, in light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.
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
In the fields of advanced polymer conjugate technologies, our competitors include Biogen Idec Inc., Horizon Pharma, Dr. Reddy’s Laboratories, Ltd., Mountain View Pharmaceuticals, Inc., SunBio Corporation, NOF Corporation, and Novo Nordisk A/S (assets formerly held by Neose Technologies, Inc.). Several other chemical, biotechnology and pharmaceutical companies may also be developing advanced polymer conjugate technology or technologies intended to deliver similar scientific and medical benefits. Some of these companies license intellectual property or PEGylation materials to other companies, while others apply the technology to create their own drug candidates.
Product and Program Specific Competition
Bempegaldesleukin (NKTR-214) (CD122-preferential IL-2 pathway agonist)
There are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILs, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead (through its acquisition of Kite Pharma)/NCI, Apeiron Biologics, Philogen S.p.A., Brooklyn ImmunoTherapetuics LLC, Anaveon AG, and Adaptimmune LLC. In the cytokine-based therapies space, potential competitors include Novartis AG, Alkermes PLC, NantWorks LLC, Eli Lilly & Co. (through its acquisition of Armo Biosciences), Roche, and Sanofi SA (through its acquisition of Synthorx, Inc.), and in the checkpoint inhibitor space potential competitors include Tesaro, Inc., Macrogenics, Inc., Merck, Bristol-Myers Squibb, and Roche.
NKTR-358 (IL-2 conjugate regulator T Cell stimulator)
There are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC, Jassen Pharmaceuticals, AstraZeneca and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2 based therapies (Amgen, Inc., Celgene Corporation (through its acquisition of Delnia, Inc.), ILTOO Pharma, and Sanofi SA, through its acquisition of Synthorx, Inc.).
MOVANTIK® (previously referred to as naloxegol and NKTR-118) (orally-available peripheral opioid antagonist)
There are no other once-daily oral drugs that act specifically to block or reverse the action of opioids on receptors in the gastrointestinal tract which are approved specifically for the treatment of opioid-induced constipation (OIC) or opioid bowel dysfunction (OBD) in patients with chronic, non-cancer pain. The only approved oral treatment for opioid-induced constipation in adults with chronic, non-cancer pain is a twice daily oral therapy called AMITIZA® (lubiprostone), which acts by specifically activating CIC-2 chloride channels in the gastrointestinal tract to increase secretions. AMITIZA® is marketed by Mallincrodt Pharmaceuticals and Takeda. There is also a subcutaneous treatment and an oral treatment known as RELISTOR® which is marketed by Bausch Health Companies Inc. (formerly, Valeant Pharmaceuticals International, Inc., which previously acquired Salix) under a license from Progenics Pharmaceuticals, Inc. In 2014, RELISTOR® Subjectaneous Injection was approved by the FDA for adult patients with chronic non-cancer pain. On July 22, 2016, Relistor (methylnaltrexone bromide) oral tablets for the treatment of OCI in adult patients with chronic non-cancer pain was approved by FDA. Other therapies used to treat OIC and OBD include over-the-counter laxatives and stool softeners, such as docusate sodium, senna, and milk of magnesia. These therapies do not address the underlying cause of constipation as a result of opioid use and are generally viewed as ineffective or only partially effective to treat the symptoms of OIC and OBD.
There are a number of companies developing potential products which are in various stages of clinical development and are being evaluated for the treatment of OIC and OBD in different patient populations. Potential competitors include Merck, GlaxoSmithKline plc, Ironwood Pharmaceuticals, Inc. in collaboration with Actavis plc (acquired by Teva Pharmaceutical Industries Ltd.), Purdue Pharma L.P. in collaboration with Shionogi & Co., Ltd., Mundipharma Int. Limited, Theravance, Inc., Develco Pharma, Mallincrodt Pharmaceuticals, and Takeda.
ADYNOVATE® (previously referred to as BAX 855, PEGylated rFVIII)
On June 6, 2014, the FDA approved Biogen Idec’s ELOCTATETM [antihemophilic factor (recombinant), Fc fusion protein] for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with Hemophilia A. ELOCTATETM is intended to be an extended half-life Factor VIII therapy with prolonged circulation in the body with the potential to extend the interval between prophylactic infusions. Prior to its 2014 approval, the fusion protein in ELOCTATETM was not used outside of the clinical trial setting for Hemophilia A patients. On August 31, 2018, Bayer Healthcare received FDA approval for JIVI® (antihemophilic factor (recombinant) PEGylated-aucl), an extended half-life Factor VIII for Hemophilia A treatment in patients 12 and older which became commercially available in the third quarter of 2018. In addition, on February 19, 2019, Novo Nordisk received FDA approval for ESPEROCT® [antihemophilic factor (recombinant), glycoPEGylated-exei] a glycoPEGylated Factor VIII product with an extended half-life for use in adults and children with Hemophilia A.  The Biogen, Bayer, and Novo Nordisk products are competitors in the extended half-life Factor VIII market.
Research and Development
Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2019	2018	2017
Third party and direct materials costs	$221.5	$206.9	$125.4
Personnel, overhead and other costs	141.7	130.8	113.5
Stock-based compensation and depreciation	71.4	61.8	29.6
Research and development expense	$434.6	$399.5	$268.5
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
We source drug starting materials for our manufacturing activities from one or more suppliers. For the drug starting materials necessary for our proprietary drug candidate development, we have agreements for the supply of such drug components with drug manufacturers or suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers and there is a risk that if such supply or services were interrupted, it could materially harm our business. In addition, we typically order raw materials and services on a purchase order basis for early phase clinical development products and enter into long-term supply arrangements only for late stage products nearing regulatory approval for marketing authorization.
Environment
As a manufacturer of PEG reagents for the U.S. market, we are subject to inspections by the FDA and the U.S. Environmental Protection Agency for compliance with cGMP and other U.S. regulatory requirements, including U.S. federal, state and local regulations regarding environmental protection and hazardous and controlled substance controls, among others. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to ensure we are in compliance with these laws and regulations. We would be subject to significant penalties for failure to comply with these laws and regulations.
Employees and Consultants
As of December 31, 2019, we had 723 employees, of which 585 employees were engaged in research and development, manufacturing, commercial operations and quality activities and 138 employees in general administration and business development. Of the 723 employees, 654 were located in the U.S. and 69 were located in India. We have a number of employees who hold advanced degrees, such as Ph.D. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We believe that we maintain good relations with our employees.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth the names, ages and positions of our executive officers as of February 21, 2020:

Name	Age	Position
Howard W. Robin	67	Director, President and Chief Executive Officer
Gil M. Labrucherie, J.D.	48	Chief Operating Officer and Chief Financial Officer
John Northcott	42	Senior Vice President and Chief Commercial Officer
Jillian B. Thomsen	54	Senior Vice President, Finance and Chief Accounting Officer
Jonathan Zalevsky, Ph.D.	45	Chief Research and Development Officer
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
Gil M. Labrucherie has served as our Senior Vice President, Chief Financial Officer since June 2016, and added the role of Chief Operating Officer in October 2019. Mr. Labrucherie served as our Vice President, Corporate Legal from October 2005 through April 2007 and served as our Senior Vice President, General Counsel and Secretary from April 2007 through June 2016 when he was promoted to Senior Vice President and Chief Financial Officer. From October 2000 to September 2005, Mr. Labrucherie was Vice President of Corporate Development at E2open. While at E2open, Mr. Labrucherie was responsible for global corporate alliances and merger and acquisitions. Prior to E2open, he was the Senior Director of Corporate Development at AltaVista Company, an Internet search company, where he was responsible for strategic partnerships and mergers and acquisitions. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, P.C. Mr. Labrucherie received his J.D. from the Berkeley Law School and his B.A. from the University of California Davis.
John Northcott has served as our Senior Vice President and Chief Commercial Officer since December 2019. From 2015 to 2019, Mr. Northcott served as the Chief Commercial Officer of Pharmacyclics. From 2013 to 2015, Mr. Northcott was Chief Commercial Officer at Lexicon Pharmaceuticals. He has held commercial roles from 2007 to 2013 in both U.S. and Global marketing with Genentech and the Roche Group, including the role of International Business Leader. Prior to Roche/Genentech, Mr. Northcott held management positions in sales and marketing in a variety of therapeutic areas at other pharmaceutical companies including Merck and Pfizer. Mr. Northcott received a bachelor’s degree in Business Administration from St. Francis Xavier University.
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
Jonathan Zalevsky has served as our Chief Research & Development Officer since October 2019. Dr. Zalevsky served as our Senior Vice President, Biology and Preclinical Development from April 2017 through November 2017 and served as our Senior Vice President, Research and Chief Science Officer from November 2017 to October 2019. From July 2015 through April 2017, Dr. Zalevsky served as our Vice President, Biology and Preclinical Development. Prior to joining Nektar, Dr. Zalevsky was Global Vice President and Head of the Inflammation Drug Discovery Unit at Takeda Pharmaceuticals. Prior to working at Takeda, Dr. Zalevsky held a number of research and development positions at Xencor, Inc. Dr. Zalevsky received his Ph.D. in Biochemistry from the Tetrad Program at the University of California, San Francisco. He received dual bachelor degrees in Biochemistry and Molecular, Cellular and Developmental Biology from the University of Colorado at Boulder.

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
Risks Related to Our Business
We are highly dependent on the success of bempegaldesleukin, our lead I-O candidate. We are executing a clinical development program for bempegaldesleukin and clinical and regulatory outcomes for bempegaldesleukin, if not successful, will significantly harm our business.
Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize bempegaldesleukin. In general, most investigational drugs, including I-O drug candidates such as bempegaldesleukin, do not become approved drugs. Accordingly, there is a very meaningful risk that bempegaldesleukin will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. To date, reported clinical outcomes from bempegaldesleukin have had a significant impact on our market valuation, financial position, and business prospects and we expect this to continue in future periods. If one or more clinical studies of bempegaldesleukin are delayed (as a result of, for example, our collaboration partner causing a delay of the initiation of one or more clinical trials for reasons outside of our control) or not successful, it would materially harm our market valuation, prospects, financial condition and results of operations. For example, under the BMS Collaboration Agreement, we are entitled to up to $1.455 billion in development milestone payments that are based upon clinical and regulatory successes from the bempegaldesleukin development program. One or more failures in bempegaldesleukin studies could jeopardize such milestone payments, and any product sales or royalty revenue or commercial milestone payments that we would otherwise be entitled to receive could be reduced, delayed or eliminated.
Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in regulatory approvals and jeopardize the ability to proceed to commercialization.
We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating bempegaldesleukin, including trials evaluating bempegaldesleukin as a potential combination treatment with BMS’s Opdivo® as well as other ongoing and planned combination trials. Our partner Lilly has initiated clinical Phase 1b studies of NKTR-358 for indications in systemic lupus erythematosus, psoriasis and atopic dermatitis. We also continue to enroll patients in a Phase 1/2 study evaluating bempegaldesleukin in combination with NKTR-262.  In addition, we have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	delays in obtaining regulatory authorization to commence a clinical study;

•	delays in reaching agreement with applicable regulatory authorities on a clinical study design;

•	for product candidates (such as bempegaldesleukin and NKTR-358) partnered with other companies, delays caused by our partner;

•	imposition of a clinical hold by the FDA or other health authorities, which may occur at any time including after any inspection of clinical trial operations or trial sites;

•	suspension or termination of a clinical study by us, our partners, the FDA or foreign regulatory authorities due to adverse side effects of a drug on subjects in the trial;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment rates;

•	delays in manufacturing and delivery of sufficient supply of clinical trial materials;

•	changes in regulatory authorities policies or guidance applicable to our drug candidates; and

•	delays caused by changing standards of care or new treatment options.
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
The research and development of I-O therapies is a very competitive global segment in the biopharmaceutical industry attracting billions of dollars of investment each year.  Our clinical trial plans for bempegaldesleukin, NKTR-262, and NKTR-255 face substantial competition from other I-O combination regimens already approved, and many more combination therapies that are either ahead of or in parallel development in patient populations where we are studying our drug candidates. As I-O combination therapies are relatively new approaches in cancer treatment and few have successfully completed late stage development, I-O drug development entails substantial risks and uncertainties that include rapidly changing standards of care, patient enrollment competition, evolving regulatory frameworks to evaluate combination regimens, and varying risk-benefit profiles of competing therapies, any or all of which could have a material and adverse impact on the probability of success of I-O drug candidates.
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
Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of preclinical and clinical development. Typically, there is a high rate of attrition for drug candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care (including commercialization of a competing therapy in the same or similar indication for which our drug candidate is being studied) and other variables (such as commercial supply challenges). The risk of failure increases for our drug candidates that are based on new technologies, such as the application of our advanced polymer conjugate technology to bempegaldesleukin, NKTR-358, NKTR-262, NKTR-255, and other drug candidates currently in discovery research or preclinical development. The failure of one or more of our drug candidates could have a material adverse effect on our business, financial condition and results of operations.

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to product candidates granted breakthrough therapy by the FDA.
We intend to evaluate and continue ongoing discussions with the FDA on regulatory strategies that could enable us to take advantage of expedited development pathways for certain of our drug candidates, although we cannot be certain that our drug candidates will qualify for any expedited development pathways or that regulatory authorities will grant, or allow us to maintain, the relevant qualifying designations.
Breakthrough therapy designation is intended to expedite the development and review of drug candidates that are designed to treat serious or life-threatening diseases when “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the drug candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review.
Although bempegaldesleukin in combination with Opdivo® received breakthrough therapy designation for the treatment of patients with previously untreated unresectable or metastatic melanoma, we may elect not to pursue breakthrough therapy designation for our other drug candidates, and the FDA has broad discretion whether or not to grant these designations.
Accordingly, even if we believe a particular drug candidate is eligible for breakthrough therapy, we cannot be assured that the FDA would decide to grant it. Breakthrough therapy designation does not change the standards for drug approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the breakthrough therapy designation. Thus, even though we have received breakthrough therapy designation, we may not experience a faster development process or review, and, upon any filing seeking regulatory approval, we may not obtain an approval from the FDA.
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
We often face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could cause production delays, clinical trial delays, substantial lost revenue opportunities or contract liabilities to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our PEGylation and advanced polymer conjugate drug formulations. Any interruption in supply, diminution in quality of raw materials supplied to us or failure to procure such raw materials on commercially feasible terms could harm our business by delaying our clinical trials, impeding commercialization of approved drugs or increasing our costs.
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
We or our partners may not obtain regulatory approval for drug candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Drug candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. For example, although the FDA granted a Breakthrough Therapy designation to bempegaldesleukin in combination with Opdivo® for the treatment of patients with previously untreated unresectable or metastatic melanoma, there is no guarantee regulatory approval will follow, if at all, for this or any indication of bempegaldesleukin on a timely basis. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners, which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a drug candidate. In addition, undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca is conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of opioid-induced constipation (OIC) in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®.
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
Under our collaboration agreements with various pharmaceutical or biotechnology companies (other than the BMS Collaboration Agreement), our collaboration partner is generally solely responsible for:

•	designing and conducting large scale clinical studies;

•	preparing and filing documents necessary to obtain government approvals to sell a given drug candidate; and/
or

•	marketing and selling the drugs when and if they are approved.
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
As of December 31, 2019, we had cash and investments in marketable securities valued at approximately $1.6 billion and had debt of $250.0 million in principal of senior secured notes due in October 2020. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•	the cost, timing and outcomes of clinical studies and regulatory reviews of our drug candidates —important examples include bempegaldesleukin and NKTR-358;

•
the commercial launch and sales levels of products marketed by our collaboration partners for which we are entitled to royalties and sales milestone payments—importantly, the level of success in marketing and selling MOVANTIK® by AstraZeneca in the U.S. and ADYNOVATE® by Baxalta (a wholly-owned subsidiary of Takeda) globally, as well as MOVENTIG® (the naloxegol brand name in the EU) by Kirin in the EU;

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

For the year ended December 31, 2019, we reported net loss of $440.7 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•	develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotechnology companies;

•	effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for bempegaldesleukin, NKTR-358, NKTR-262, and NKTR-255;

•	receive necessary regulatory and marketing approvals;

•	maintain or expand manufacturing at necessary levels;

•	achieve market acceptance of our partnered products;

•	receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and

•	maintain sufficient funds to finance our activities.
Significant competition for our polymer conjugate chemistry technology platforms and our partnered and proprietary products and product candidates could make our technologies, products or product candidates obsolete or uncompetitive, which would negatively impact our business, results of operations and financial condition.
Our advanced polymer conjugate chemistry platforms and our partnered and proprietary products and product candidates compete with various pharmaceutical and biotechnology companies. Competitors of our polymer conjugate chemistry technologies include Biogen Inc., Horizon Pharma, Dr. Reddy’s Laboratories Ltd., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing polymer conjugation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.
There are many competitors for our proprietary product candidates currently in development. For bempegaldesleukin, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma, Inc.)/NCI, Apeiron Biologics, Philogen S.p.A., Brooklyn ImmunoTherapeutics LLC, Anaveon AG, Adaptimmune LLC, and Novartis AG, Alkermes plc, Altor Bioscience, Roche, Sanofi SA (through its acquisition of Synthorx, Inc.), and Eli Lilly & Co. (through its acquisition of Armo BioSciences) in the cytokine-based therapies space, and GlaxoSmithKline plc (through its acquisition of Tesaro, Inc.), Macrogenics, Inc., Merck, Bristol-Myers Squibb Company, and Roche in the checkpoint inhibitor space. For NKTR-358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC, Janssen, AstraZeneca, and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc., Celgene Corporation, and ILTOO Pharma). For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including RELISTOR® (methylnaltrexone bromide), oral therapy AMITIZA® (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. For ADYNOVATE®, there is substantial competition from Sanofi’s Fc fusion protein ELOCTATE™ for Hemophilia A treatment, JIVI® (antihemophilic factor (recombinant) PEGylated-aucl), an extended half-life Factor VIII for Hemophilia A treatment, approved in the U.S. in August 2018, and marketed by Bayer Healthcare, and, more recently, an extended half-life product from Novo Nordisk. In addition, technologies other than those based on Fc fusion and polymer conjugation approaches (such as gene therapy approaches being developed by BioMarin Pharmaceutical Inc. and others) are being pursued to treat patients with Hemophilia A. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors.

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
The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial losses for investors and securities class action and shareholder derivative litigation.
Our stock price is volatile. During the year ended December 31, 2019, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $15.87 to $46.35 per share. In response to volatility in the price of our common stock in the past, Plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into potential securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, Plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by Plaintiffs’ securities litigation firms following share price fluctuations.
A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

•
announcements of data from, or material developments in, our clinical studies and those of our collaboration partners, including data regarding efficacy and safety, delays in clinical development, regulatory approval or commercial launch – in particular, data from clinical studies of bempegaldesleukin has had a significant impact on our stock price;

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
Numerous pending and issued U.S. and foreign patent rights and other proprietary rights owned by third parties relate to pharmaceutical compositions, methods of preparation and manufacturing, and methods of use and administration. We cannot predict with any certainty which, if any, patent rights will be considered relevant to our or our collaboration partners’ technology or drug candidates by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. In certain cases, we have existing licenses or cross-licenses with third parties; however, the sufficiency of the scope and adequacy of these licenses is very uncertain in view of the long development and commercialization cycles for biotechnology and pharmaceutical products. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternate technology to avoid a need to secure a license. If we are required to enter into a license with a third party, our potential economic benefit for the products subject to the license will be diminished. If a license is not available on commercially reasonable terms or at all, we may be prevented from developing and commercializing the drug, which could significantly harm our business, results of operations, and financial condition.
If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.
The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 290 U.S. and 1000 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the drug. Moreover, even if a patent encompassing a drug has not expired prior to the drugs commercialization, the patent may only provide a short period of protection following the commercialization of products.  In addition, our patents may be subject to post grant or inter partes review before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.
We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary product candidates. There can be no assurance that the patent applications for which we apply will actually issue as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.
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

•
federal transparency laws, including the federal Physician Payment Sunshine Act, which require manufacturers of certain drugs and biologics to track and disclose payments and other transfers of value they make to U.S. physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website, effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician assistants and nurse practioners;

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

Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including administrative, civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in German litigation proceedings whereby we and Bayer Healthcare LLC are seeking at least co-ownership rights in certain of each other’s patent filings related to PEGylated Factor VIII products. We believe that Bayer’s claims to an ownership interest in these is without merit and we are vigorously defending our exclusive ownership rights to this intellectual property. These German litigation proceedings are currently stayed pending the outcome of ongoing mediation efforts. In the U.S., Bayer filed a complaint against Baxalta and Nektar alleging the ADYNOVATE® product infringes a Bayer patent. Although the U.S. court dismissed all of Bayer’s claims against Nektar and Nektar was removed as a defendant, a jury found the Bayer patent was valid and infringed, and awarded Bayer damages, the responsibility of which are borne fully by Baxalta. This damages award does not impact our royalties from sales of ADYNOVATE® under our collaboration with Baxalta and Baxalta is currently appealing the decision. In other U.S. proceedings, Nektar and Baxalta filed complaints against Bayer Healthcare alleging Bayer’s JIVI® product infringes several Nektar patents. A jury trial in this proceeding is scheduled to being in the summer of 2020. In addition, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.), MSN Laboratories Pvt. Ltd., and Aurobindo Pharma USA INC. alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (Paragraph IV Certifications), AstraZeneca and we together filed patent infringement suits against each of these generic companies. In these Paragraph IV Certifications, all three generic companies only alleged one patent, U.S. Patent No. 9,012,469, is invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective generic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our drugs and platform technologies.
We are involved in legal proceedings other than those related to intellectual property. For example, on October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on May 15, 2019.  Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California naming the CEO, CFO and certain members of Nektar's board. These class action and shareholder derivative actions assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue. related to intellectual property, we are involved intellectual propertyOn October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on May 15, 2019.  Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California naming the CEO, CFO and certain members of Nektar's board. These class action and shareholder derivative actions assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue.
The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties. There is no guarantee that our insurance coverage for damages resulting from a litigation or the settlement thereof (including the putative securities class action lawsuits and shareholder derivative lawsuits) is sufficient, thereby resulting in substantial financial risk to the Company.
Our internal computer systems, or those of our partners, vendors, CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or the theft of our confidential information or patient confidential information.
Despite the implementation of security measures, our internal computer systems and those of our partners, vendors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, business email compromise, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information of our company or clinical patients, we could suffer or be subject to reputational harm, monetary fines (such as those imposed by European Regulation 2016/679, known as the General Data Protection Regulation, or “GDPR” and, the California Consumer Privacy Act, or “CCPA”), civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and other forms of liability, and the development of our product candidates could be delayed. In addition, we continue to be subject to new and evolving data protection laws and regulations from a variety of jurisdictions, and there is a risk that our systems and processes for managing and protecting data may be found to be inadequate, which could expose us to fines and litigation.
The United Kingdom’s withdrawal from the European Union (EU) may have a negative effect on global economic conditions, access to patient markets, and regulatory certainty, which could adversely affect our operations.
On January 31, 2020, the United Kingdom withdrew from the EU (Brexit), thereby triggering a transition period that is set to end on December 31, 2020, during which the United Kingdom and the EU will negotiate their future relationship. Many effects of Brexit depend on how closely the UK will be tied to the EU, and whether the transition period ends without terms being agreed.
There is currently considerable uncertainty on regulatory processes in Europe and the European Economic Area. The lack of clarity about which EU rules and regulations the United Kingdom would replace or replicate, such as rules and regulations relating to trade (including the importation and exportation of pharmaceuticals), clinical research, and intellectual property, increases the risk that our clinical trials being carried out in United Kingdom are delayed or disrupted.  Further, depending on which rules and regulations the United Kingdom ultimately adopts, our business could be negatively affected.
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
Further, with rising international trade tensions, our business may be adversely affected following new or increased tariffs that result in the increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the U.S. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect our results of operations and financial condition.

Our business could be negatively impacted by corporate citizenship and sustainability matters.

There is an increased focus from certain investors, employees, and other stakeholders concerning corporate citizenship and sustainability matters, which include environmental concerns and social investments. We could fail to meet, or be perceived to fail to meet, the expectations of these certain investors, employees and other stakeholders concerning corporate citizenship and sustainability matters, thereby resulting in a negative impact to our business.

Our operations may involve hazardous materials and are subject to environmental, health, and safety laws and regulations. Compliance with these laws and regulations is costly, and we may incur substantial liability arising from our activities involving the use of hazardous materials.

As a research-based biopharmaceutical company with significant research and development and manufacturing operations, we are subject to extensive environmental, health, and safety laws and regulations, including those governing the use of hazardous materials. Our research and development and manufacturing activities involve the controlled use of chemicals, radioactive compounds, and other hazardous materials. The cost of compliance with environmental, health, and safety regulations is substantial. If an accident involving these materials or an environmental discharge were to occur, we could be held liable for any resulting damages, or face regulatory actions, which could exceed our resources or insurance coverage.
If earthquakes or other catastrophic events strike, our business may be harmed.
Our corporate headquarters, including a substantial portion of our research and development operations, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our advanced polymer conjugate technologies in Huntsville, Alabama and own and lease offices in Hyderabad, India. There are no backup facilities for our manufacturing operations located in Huntsville, Alabama. In the event of an earthquake or other natural disaster, political instability, or terrorist event in any of these locations, our ability to manufacture and supply materials for drug candidates in development and our ability to meet our manufacturing obligations to our customers would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaboration partners and important vendors and suppliers to us or our collaboration partners may also be subject to catastrophic events, such as earthquakes, floods, hurricanes, tornadoes and pandemics any of which could harm our business (including, for example, by disrupting supply chains important to the success of our business), results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
California
We lease a 148,263 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in 2030. The Mission Bay Facility is our corporate headquarters and also includes our research and development operations.
We also lease 135,936 square feet of office space in San Francisco (the Third Street Facility), under an operating lease which expires in 2030. The Third Street Facility provides additional space to support our research and development activities.
Alabama
We currently own a facility consisting of approximately 124,000 square feet in Huntsville, Alabama, which house laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations as well as manufacturing of APIs for early clinical studies.
India
We own a research and development facility consisting of approximately 88,000 square feet, near Hyderabad, India. In addition, we lease approximately 1,600 square feet of office space in Hyderabad, India, under a three-year operating lease that will expire in 2021.
Item 3. Legal Proceedings
From time to time, we are subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. With respect to ongoing securities class action and shareholder derivative litigation, please refer to Item 1A. Risk Factors, including without limitation, “We are involved in legal proceedings and may incur substantial litigation costs and liabilities that will adversely affect our business, financial condition and results of operations.”
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

	High	Low
Year Ended December 31, 2018
1st Quarter	$108.44	$57.40
2nd Quarter	104.45	46.25
3rd Quarter	68.49	46.46
4th Quarter	56.65	30.43
Year Ended December 31, 2019
1st Quarter	$46.35	$31.58
2nd Quarter	36.30	31.00
3rd Quarter	36.27	16.91
4th Quarter	23.12	15.87
Holders of Record
As of February 19, 2020, there were approximately 162 holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2019.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans as of December 31, 2019 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
The following graph compares, for the five year period ended December 31, 2019, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RDG SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2015, December 31, 2016, December 31, 2017, December 31, 2018 and December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RDG SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG

SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Nektar Therapeutics
NASDAQ Composite
RDG SmallCap Pharmaceutical
NASDAQ Biotechnology
NASDAQ Pharmaceutical
RDG SmallCap Biotechnology

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenue:
Product sales	$20,117	$20,774	$32,688	$55,354	$40,155
Royalty revenue	41,222	41,976	33,527	19,542	2,967
Non-cash royalty revenue related to sale of future royalties(1)	36,303	33,308	30,531	30,158	22,058
License, collaboration and other revenue	16,975	1,097,265	210,965	60,382	165,604
Total revenue	114,617	1,193,323	307,711	165,436	230,784
Operating costs and expenses:
Research and development	434,566	399,536	268,461	203,801	182,787
Other operating expenses(2)	120,086	105,855	98,892	74,490	77,368
Total operating costs and expenses(2)	554,652	505,391	367,353	278,291	260,155
Income (loss) from operations	(440,035)	687,932	(59,642)	(112,855)	(29,371)
Non-cash interest expense on liability related to sale of future royalties(1)	(25,044)	(21,196)	(18,869)	(19,712)	(20,619)
Interest income (expense) and other income (expense), net	25,025	15,989	(17,565)	(20,081)	(16,602)
Loss on extinguishment of debt	—	—	—	—	(14,079)
Provision (benefit) for income taxes	613	1,412	616	876	506
Net income (loss)	$(440,667)	$681,313	$(96,692)	$(153,524)	$(81,177)

Net income (loss) per share(3)
Basic	$(2.52)	$4.02	$(0.62)	$(1.10)	$(0.61)
Diluted	$(2.52)	$3.78	$(0.62)	$(1.10)	$(0.61)
Weighted average shares outstanding used in computing net income (loss) per share(3)
Basic	174,993	169,600	155,953	139,596	132,458
Diluted	174,993	180,119	155,953	139,596	132,458

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash, cash equivalents and investments in marketable securities	$1,603,981	$1,918,239	$353,220	$389,102	$308,944
Working capital	$1,067,657	$1,355,685	$270,657	$353,730	$288,805
Operating lease right-of-use assets(4)	$134,177	$—	$—	$—	$—
Total assets	$1,977,356	$2,150,172	$508,866	$568,871	$498,642
Deferred revenue	$8,071	$24,636	$37,970	$66,239	$83,854
Senior secured notes, net	$248,693	$246,950	$245,207	$243,464	$241,699
Lease liabilities(4)	$155,246	$—	$—	$—	$—
Liability related to the sale of future royalties(1)	$72,020	$82,911	$94,655	$105,950	$116,029
Accumulated deficit	$(1,864,718)	$(1,424,051)	$(2,117,941)	$(2,021,010)	$(1,867,486)
Total stockholders’ equity	$1,405,391	$1,717,575	$87,828	$88,125	$6,429
_______________________________________________________________

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

(4)
On January 1, 2019, we adopted Accounting Standards Codification 842, Leases (ASC 842). As described in Note 1 to our Consolidated Financial Statements, ASC 842 generally requires an entity to recognize a lease liability for leases with a term greater than one year, measured as the present value of the lease payments, with an offset to a right-of-use asset. See Note 6 to our Consolidated Financial Statements for additional information on our leases.

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
Strategic Direction of Our Business
Nektar Therapeutics is a research-based biopharmaceutical company that discovers and develops innovative new medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes treatments for cancer and autoimmune disease. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build long-term stockholder value.
In immuno-oncology (I-O), we are executing a clinical development program for bempegaldesleukin (previously referred to as NKTR-214), in collaboration with Bristol-Myers Squibb Company (BMS) as well as other independent development work evaluating bempegaldesleukin in combination with other agents with potential complementary mechanisms of action. We announced in August that the FDA granted a Breakthrough Therapy designation for bempegaldesleukin in combination with Opdivo® for the treatment of patients with untreated unresectable or metastatic melanoma. We expect our research and development expense to continue to grow over the next few years as we expand and execute our broad clinical development program for bempegaldesleukin.
On January 9, 2020, we and BMS entered into an Amendment No. 1 (the Amendment) to the February 13, 2018 BMS Collaboration Agreement. Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. Specifically, pursuant to the updated Collaboration Development Plan, bempegaldesleukin in combination with Opdivo® is currently being evaluated in ongoing registrational trials in first-line metastatic melanoma, first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), and muscle-invasive bladder cancer, and also includes an additional registrational trial in adjuvant melanoma, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with axitinib in first line RCC in order to support a future Phase 3 registrational trial. Several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are either currently underway or planned to begin in 2020. Also, as specifically allowed under the BMS Collaboration Agreement, Nektar is independently studying bempegaldesleukin and pembrolizumab in a non-small cell lung cancer (NSCLC) Phase 1/2 trial, and BMS plans to independently study bempegaldesleukin and Opdivo® in a NSCLC dose-optimization Phase 1/2 trial scheduled to begin in 2020.
The Amendment did not alter the cost-sharing methodology the parties agreed to under the February 13, 2018 BMS Collaboration Agreement, wherein we share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share clinical development costs for bempegaldesleukin in combination with Opdivo®, BMS 67.5% and Nektar 32.5%. For costs of manufacturing bempegaldesleukin, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. We also share commercialization related costs, 35% BMS and 65% Nektar, which we present in general and administrative expense. Our share of development costs is limited to an annual cap of $125.0 million. To the extent this annual cap is exceeded, we will recognize our full share of the research and development expense and BMS will reimburse us for the amount over the annual cap which will be recorded as a contingent liability. This contingent liability will be paid to BMS only if bempegaldesleukin is approved and solely by reducing a portion of our share of net profits following the first commercial sale of bempegaldesleukin. The BMS Collaboration Agreement entitles Nektar to receive up to $1.455 billion of clinical, regulatory and commercial launch milestones, $650.0 million of which are associated with approval and launch of bempegaldesleukin in its first indication in the U.S., EU and Japan (subject to $100.0 million in creditable milestone payments). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future results of operations and financial condition.
In addition, under the Amendment, we are entitled to an additional $25.0 million non-refundable, non-creditable milestone payment following the achievement of the first-patient, first-visit milestone in the registrational adjuvant melanoma trial studying bempegaldesleukin and Opdivo®. We are also eligible to receive non-refundable, creditable milestone payments of $25.0 million and $75.0 million following the achievement of the first-patient, first-visit milestone in the registrational muscle-invasive bladder cancer trial and the first-patient, first-visit milestone in a registrational first-line non-small-cell lung cancer trial, respectively, in each case studying the combination of bempegaldesleukin and Opdivo®.

In January 2020, the milestone for the first-patient, first-visit for the registrational muscle-invasive bladder cancer trial was achieved.

Under the Amendment, BMS has the right, at its sole discretion, to terminate co-funding its share of the development costs for the adjuvant melanoma collaboration study if the metastatic melanoma collaboration study fails to meet the primary endpoint of progression free survival. If BMS exercises such right, Nektar has the right, in its sole discretion, to continue the adjuvant melanoma study as a combined therapy independent study pursuant to the Collaboration Agreement.
Outside of the collaboration development plan with BMS, we are conducting additional research and development activities evaluating bempegaldesleukin in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish bempegaldesleukin as a key component of many I-O combination regimens with the potential to enhance the standard of care in multiple oncology settings. On November 6, 2018, we entered into a clinical collaboration with Pfizer Inc. (Pfizer) to evaluate several combination regimens in multiple cancer settings, including metastatic castration-resistant prostate cancer and squamous cell carcinoma of the head and neck.  The combination regimens in this collaboration will evaluate bempegaldesleukin with avelumab, a human anti-PD-L1 antibody in development by Merck KGaA (Merck), and Pfizer; talazoparib, a poly (ADP-ribose) polymerase (PARP) inhibitor developed by Pfizer; or enzalutamide, an androgen receptor inhibitor in development by Pfizer and Astellas Pharma Inc. We are planning a Phase 1 study this year in pancreatic cancer patients in collaboration with BioXcel Therapeutics Inc. (BioXcel) to evaluate a triplet combination of bempegaldesleukin, BXCL-701 (a small molecule immune-modulator, DPP 8/9), and avelumab being supplied to BioXcel by Pfizer and Merck. We are also working in collaboration with Vaccibody AS (Vaccibody) to evaluate in a Phase 1 proof-of-concept study combining bempegaldesleukin with Vaccibody’s personalized cancer neoantigen vaccine. With our non-BMS clinical collaborations for bempegaldesleukin, we generally share clinical development costs on a substantially pro-rata basis commensurate with our ownership interest in the underlying compounds. We expect to continue to make significant and increasing investments exploring the potential of bempegaldesleukin with mechanisms of action that we believe are synergistic with bempegaldesleukin based on emerging scientific findings in cancer biology and preclinical development work.
We are also advancing other molecules, including NKTR-262 and NKTR-255, in our I-O portfolio. NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APCs), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic bempegaldesleukin in order to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. The Phase 1 dose-escalation trial is currently ongoing. NKTR-255 is a biologic that targets the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody dependent cellular toxicity molecules as well as enhance CAR-T therapies. We have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. We are also designing other clinical trials in both liquid and solid tumor settings.
In immunology, we are developing NKTR-358, which is designed to correct the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358. We received an initial payment of $150.0 million in September 2017 and are eligible for up to an additional $250.0 million for development and regulatory milestones. We are responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the Phase 3 development costs. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.
We have completed a Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. Results from this study demonstrated a multiple-fold increase in regulatory T cells with no change in CD8 positive or natural killer cell levels and no dose-limiting toxicities were observed. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE). Lilly is expected to initiate a Phase 2 study in SLE in mid-2020 and to start an additional Phase 2 study in another auto-immune disease in 2020. These clinical studies are in addition to the two Phase 1b studies in patients with psoriasis and atopic dermatitis being run by Lilly.
ONZEALD® (also known as NKTR-102, etirinotecan pegol) is a topoisomerase I inhibitor proprietary drug candidate. A Phase 3 clinical study, which we called the BEACON study, evaluated ONZEALD® as a single-agent therapy for women with advanced metastatic breast cancer. In a top-line analysis of 852 patients from the trial, ONZEALD® provided a 2.1 month improvement in median overall survival over treatment of physician’s choice (TPC), which did not achieve statistical significance. A significant overall survival benefit was observed in two pre-specified subgroup populations—patients with a history of brain metastases and patients with baseline liver metastases at study entry. We thereafter initiated the ATTAIN study, a Phase 3 study comparing overall survival in patients with advanced breast cancer and brain metastases who have been previously treated with an anthracycline, a taxane and capecitabine. On February 27, 2020, we announced that there was no improvement in overall survival between patients receiving ONZEALD® and patients receiving TPC, and, as a result, we will wind down all development activities for ONZEALD®.
We were developing NKTR-181 for the treatment of chronic low back pain in adult patients and had submitted an NDA for NKTR-181. Following our submission, the FDA missed the target action date of August 29, 2019 that it had assigned to our NDA under the Prescription Drug User Fee Act (PDUFA), and postponed product-specific advisory committee meetings for opioid analgesics, including one that was scheduled for NKTR-181 on August 21, 2019. At the rescheduled advisory committee meeting held on January 14, 2020, the joint FDA Anesthetic Drug Products Advisory Committee and Drug Safety and Risk Management Committee did not recommend approval of NKTR-181, and, as a result, we withdrew the NDA.
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
We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements including the BMS collaboration for bempegaldesleukin that was effective on April 3, 2018, pursuant to which we recognized $1.06 billion in revenue and recorded $790.2 million in additional paid in capital for shares of our common stock issued in the transaction. While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, including the potential $1.455 billion in development and regulatory milestones under the BMS collaboration, in the medium- to long-term, our plan is to generate significant commercial revenue from proprietary products including bempegaldesleukin. Since we do not have experience commercializing products or an established commercialization organization, there will be substantial risks and uncertainties in future years as we build commercial, organizational, and operational capabilities.
We also receive royalties and milestones from two approved drugs. We have a collaboration with AstraZeneca for MOVANTIK ®, an oral peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain which was approved by the FDA and subsequently launched in March 2015 and MOVENTIG ®, for the treatment of opioid-induced constipation in adult patients who have an inadequate response to laxatives, which was approved by health authorities in the European Union and many other countries beginning in 2014. We also have a collaboration with Baxalta Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company Ltd.) for ADYNOVATE ®, that was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. ADYNOVI™ was approved by health authorities in Europe in January 2018, and has also been approved in many other countries.
Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A. Risk Factors.
While the approved drugs and clinical development programs described above are key elements of our future success, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinic in future years. We are also advancing several other drug candidates in preclinical development in the areas of I-O, immunology, and other therapeutic indications. We believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success. Drug research and development is an inherently uncertain process with a high risk of failure at every stage prior to approval. The timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.
Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans through at least March 1, 2021. At December 31, 2019, we had approximately $1.6 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.
Results of Operations
Years Ended December 31, 2019 and 2018
Additional information required by Item 7 for the year ended December 31, 2017 can be found in Item 7 in our Annual Report on Form 10-K for the year December 31, 2018, filed with the SEC on March 1, 2019 and is incorporated herein by reference.
Revenue (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Product sales	$20,117	$20,774	$(657)	(3)%
Royalty revenue	41,222	41,976	(754)	(2)%
Non cash royalty revenue related to sale of future royalties	36,303	33,308	2,995	9%
License, collaboration and other revenue	16,975	1,097,265	(1,080,290)	(98)%
Total revenue	$114,617	$1,193,323	$(1,078,706)	(90)%
Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners. The amount of upfront fees received under our license and collaboration agreements allocated to continuing obligations, such as development or manufacturing and supply commitments, is generally recognized as we deliver products or provide development services. As a result, there may be significant variations in the timing of receipt of cash payments and our recognition of revenue. We make our best estimate of the timing and amount of products and services expected to be required to fulfill our performance obligations. Given the uncertainties in research and development collaborations, significant judgment is required to make these estimates.
Product sales
Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. The timing of shipments is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year.
Product sales was consistent for the years ended December 31, 2019 and December 31, 2018.
We expect product sales in 2020 to be lower than 2019 due to decreased demand from our collaboration partners.
Royalty revenue
We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue was consistent for the years ended December 31, 2019 compared to the year ended December 31, 2018. We expect royalty revenue in 2020 to be consistent with 2019.

As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a $35.0 million aggregate cap. As of December 31, 2019, our cumulative share of the post-approval study expenses since 2015 has been $1.8 million. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty paid to us. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.
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
License, collaboration and other revenue decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the recognition of $1,059.8 million from the BMS Collaboration Agreement as described in Note 10 to our Consolidated Financial Statements. In addition, we recognized a $10.0 million milestone payment received in March 2018 as a result of the marketing authorization of ADYNOVITM in the EU in January 2018, and we recognized an additional $10.0 million milestone in the fourth quarter of 2018 for annual sales of ADYNOVATE® reaching a certain specified amount.
We expect that our license, collaboration and other revenue will increase in 2020 compared to 2019 as a result of the recognition of milestones expected to be achieved under our BMS Collaboration Agreement.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for discussion of the risks associated with the complex nature of our collaboration agreements.
Revenue by geography (in thousands)
Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2019	2018
United States	$27,093	$1,090,794
Rest of World	87,524	102,529
Total revenue	$114,617	$1,193,323
Revenue attributable to the U.S. for the year ended December 31, 2018 was higher than for the years ended December 31, 2019 primarily due to the recognition of $1,059.8 million from the BMS Collaboration Agreement as described above.

Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Cost of goods sold	$21,374	$24,412	$(3,038)	(12)%
Product gross profit	(1,257)	(3,638)	2,381	(65)%
Product gross margin	(6)%	(18)%
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
Product gross margin improved for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a more favorable mix in 2019 compared to 2018. In particular, we have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. There were fewer shipments to this partner relative to shipments to other customers during 2019 compared to 2018. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the years ended December 31, 2019 and 2018, the royalty revenue from this collaboration exceeded the related negative gross profit.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We currently expect product gross margin to be negative in 2020 as a result of the anticipated unfavorable product mix described above.
Research and development expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Research and development expense	$434,566	$399,536	$35,030	9%
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
Research and development expense increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to our clinical development program, including bempegaldesleukin, NKTR-358, NKTR-262 and NKTR-255. These increases were partially offset by a decrease in pre-commercial manufacturing and costs related to our NKTR-181 program. In addition, the increase in research and development expense for the year ended December 31, 2019 compared with the year ended December 31, 2018 includes increases in non-cash stock-based compensation and other personnel costs. During the years ended December 31, 2019 and 2018, we recorded net reductions to research and development expense for BMS’ reimbursements of our costs of $105.4 million and $62.5 million, respectively. Under the BMS Collaboration Agreement, BMS generally bears 67.5% of development costs for bempegaldesleukin in combination with Opdivo® and 35% of costs for manufacturing bempegaldesleukin. Please see Note 10 to our Consolidated Financial Statements for additional information regarding our BMS Collaboration Agreement.

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

	Clinical Study Status(1)	Year Ended December 31,
		2019	2018
Bempegaldesleukin (CD122-preferential IL-2 pathway agonist)(2)	Phase 1/2/3	$109,355	$98,024
NKTR-181 (orally-available mu-opioid analgesic molecule)(3)	Terminated	29,830	56,272
NKTR-358 (cytokine Treg stimulant)	Phase 1	27,319	17,002
ONZEALDTM (next-generation topoisomerase I inhibitor)	Terminated	12,733	9,205
NKTR-255 (IL-15 receptor agonist)	Phase 1	12,278	12,981
NKTR-262 (toll-like receptor agonist)	Phase 1	11,379	9,847
Other product candidates	Various	18,585	3,608
Total clinical development, contract manufacturing and other third party costs		221,479	206,939
Personnel, overhead and other costs(4)		141,719	130,837
Stock-based compensation and depreciation		71,368	61,760
Research and development expense		$434,566	$399,536
_______________________________________________________________

(1)	Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.

(2)
Development expenses for bempegaldesleukin include expenses under the BMS Collaboration Agreement, other collaboration agreements and our own independent studies. The amounts for the years ended December 31, 2019 and 2018 include $70.5 million and $47.1 million, respectively, of development cost reimbursements from BMS under our collaboration, net of our share of BMS’ costs.

(3)
As described in Note 14 to our Consolidated Financial Statements, we withdrew our NDA for NKTR-181 and will make no further investment in the program. As a result, in the first quarter of 2020, we expect to incur charges of $45.0 million to $45.0 million, including noncash charges of $19.7 million for the impairment of advance payments to contract manufacturers for commercial batches of NKTR-181, as well as other charges, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs.

(4)	The amounts for the year ended December 31, 2019 and 2018 include $34.9 million and $15.6 million of employee cost reimbursements from BMS under our collaboration.
We expect research and development expense to increase for 2020 compared to 2019 primarily as a result of the development of bempegaldesleukin under the BMS Collaboration Agreement. In addition, we are collaborating with Lilly to develop NKTR-358, and Lilly will begin additional studies in 2020, for which we are responsible for 25% of costs. We are continuing to enroll patients in a dose-escalation Phase 1/2 study for NKTR-262 in combination with bempegaldesleukin. We will continue our Phase 1 dose-escalation studies for NKTR-255 in multiple myeloma and non-Hodgkin lymphoma. The timing and amount of our future clinical investments will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of potential collaboration partnerships (if any) for these programs. In addition, we expect non-cash stock-based compensation expense to increase in 2020.
In addition to our drug candidates that we plan to evaluate in clinical development during 2020 and beyond, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates by applying our polymer conjugate technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.
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
Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as those collaborations that we have already completed for bempegaldesleukin, NKTR-358 and MOVANTIK®. In certain situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.
The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A . Risk Factors. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from a collaboration arrangement or the commercialization of a drug candidate.
General and administrative expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
General and administrative expense	$98,712	$81,443	$17,269	21%
General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased for the year ended December 31, 2019 compared with the year ended December 31, 2018 primarily due to increased commercialization readiness activities for NKTR-181 and non-cash stock based compensation expense, as well as other costs related to personnel, facilities and outside services. We expect general and administrative expense in 2020 to increase compared to 2019 primarily due to increased personnel costs as we begin a stage appropriate build of our commercial capability to launch and co-commercialize bempegaldesleukin with BMS as early as 2021.
Interest expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest expense	$21,310	$21,582	$(272)	(1)%
Interest expense for the years ended December 31, 2019 and 2018 primarily consists of interest from our senior secured notes which, as further described in Note 5 to our Consolidated Financial Statements, were issued in October 2015 for $250.0 million in aggregate principal amount at a rate of 7.75% and which are due in October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. Interest expense is consistent for the years ended December 31, 2019 and 2018.

We expect interest expense to decrease in 2020 compared to 2019 due to the repayment of our senior notes, which we expect to redeem in the second quarter of 2020.
Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Year Ended December 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Non-cash royalty revenue related to sale of future royalties	$36,303	$33,308	$2,995	9%
Non-cash interest expense on liability related to sale of future royalties	25,044	21,196	3,848	18%
For a discussion of the sale of future royalties for CIMZIA® and MIRCERA®, see Note 7 to our Consolidated Financial Statements.
As discussed in Note 7, we continue to recognize non-cash royalty revenue, which increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to increases in sales of CIMZIA® and MIRCERA®. Non-cash interest expense increased for the year ended December 31, 2019 compared the year ended December 31, 2018 due to an increase in the estimated implicit interest rate over the life of the transaction. When forecasted future revenues rise, this results in an increase to the estimated implicit interest rate over the life of the transaction, which, in turn, increases the prospective effective interest rate in the current and future periods.
We recognized non-cash interest expense at an effective rate of 21% for the first three quarters of 2018. We recognized non-cash interest expense at an effective rate to 29% from the fourth quarter of 2018 through the first three quarters of 2019, reflecting an increase in the estimated implicit interest rate over the life of the agreement from 17.6% to approximately 18.7% due to increases in the forecasted sales of MIRCERA®. During the fourth quarter of 2019, we recognized non-cash interest expense an effective rate to 38%, which we also expect to use during 2020, reflecting an increase in the estimated implicit interest rate over the life of the agreement from 18.7% to approximately 19.5% due to increases in the forecasted sales of CIMZIA® and MIRCERA®.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the non-cash interest expense. To date, we have amortized $40.4 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $73.6 million of the net proceeds. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively.
We expect non-cash royalty revenues for 2020 to be consistent with 2019 , and we also expect non-cash interest expense for 2020 to increase compared to 2019 as a result of the increase in the effective interest rate during the fourth quarter of 2019 as noted above.
Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Interest income and other income (expense), net	$46,335	$37,571	$8,764	23%
Interest income and other income (expense), net increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased interest income resulting from a higher interest rate on our investment balances and higher average investments balances due to the $1.85 billion received in April 2018 from BMS under the BMS

Collaboration Agreement and the Share Purchase Agreement. We expect that our interest income and other income (expense), net will decrease for 2020 compared to 2019 due to lower investments balances which have been utilized to fund our operations.
Income Tax Expense

	Year Ended December 31,		Increase/ (Decrease) 2019 vs. 2018	Percentage Increase/ (Decrease) 2019 vs. 2018
	2019	2018
Provision for income taxes	$613	$1,412	$(799)	(57)%
For the year ended December 31, 2019, our income tax expense primarily results from taxable income in our Nektar India subsidiary. For the year ended December 31, 2018, as a result of taxable income in the U.S. and India resulting primarily from income recognized from the upfront payment from BMS, we recorded a global income tax provision, resulting in an effective tax rate of approximately 0.2%. Our tax provision resulted from estimated tax liabilities in certain states where we do not have sufficient net operating losses to offset our estimated apportioned taxable income, as well taxable income from our Nektar India operations.
Our income tax expense in the U.S. for the year ended December 31, 2018 was based on certain assumptions and other estimates regarding the apportionment of taxable income and the states in which we have nexus in 2018. Our apportionment of taxable income includes estimates of the apportionment of the BMS upfront payment based on estimates of activities to be carried out under the collaboration agreement with BMS, as well as the apportionment of other sources of income. Our income tax expense reflects the release of the valuation allowance of net operating loss carryforwards and other tax credits to offset U.S. federal and state taxable income. Our remaining deferred tax assets continue to be fully reserved, as we believe it is not more likely than not that the benefit of such assets will be realized in the future.
Due to our expected net loss in 2020, we expect income tax expense to be consistent with 2019 and reflect taxable income for our Nektar India operations.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public offering and private placements of debt and equity securities. At December 31, 2019, we had approximately $1.6 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.
We estimate that we have working capital to fund our current business plans through at least March 1, 2021. We expect the clinical development of our proprietary drug candidates including bempegaldesleukin, NKTR-358, NKTR-262 and NKTR-255 will continue to require significant investment to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In April 2018, we received a total of $1.85 billion from BMS including a $1.0 billion upfront payment and an $850.0 million premium investment in our common stock. In July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly and other existing and future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In particular, under the BMS Collaboration Agreement, we are entitled to $1.455 billion of clinical, regulatory and commercial launch milestones, $650.0 million of which are associated with approval and launch of bempegaldesleukin in its first indication in the U.S., EU and Japan (subject to $100.0 million in creditable payments based on clinical milestones that could occur prior to the approval and launch of bempegaldesleukin). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future liquidity and capital resources. We have no credit facility or any other sources of committed capital.
Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At December 31, 2019, the average time to maturity of the investments held in our portfolio was approximately [eight months]. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.
Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for bempegaldesleukin, the sales levels of our products, if and when they are approved, the sales levels for those products for which we are entitled to royalties, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.
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
Cash flows from operating activities
Cash flows used in operating activities for the year ended December 31, 2019 totaled $328.7 million, which includes $319.5 million of net operating cash uses and $19.2 million for interest payments on our senior secured notes, partially offset by a $10.0 milestone from our collaboration agreement with Baxalta.
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
We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase in 2020 compared to 2019 primarily as a result of increased research and development expenses.
Cash flows from investing activities
We paid $26.3 million and $14.2 million to purchase or construct property, plant and equipment in the years ended December 31, 2019 and 2018, respectively. The significant increase in capital expenditures for 2019 is primarily due to the construction of leasehold improvements at our new facility on Third Street as more fully described in Note 6 of our Consolidated Financial Statements. For 2018, we also received $2.6 million from the sale of property, plant and equipment, primarily from the sale of a former research facility in Huntsville, Alabama.
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
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $23.4 million and $61.7 million in the years ended December 31, 2019 and 2018, respectively.
During 2020, we expect to repay the $250.0 million in principal of our senior notes.

Contractual Obligations (in thousands)

	Payments Due by Period
	Total	<=1 Yr 2020	2-3 Yrs 2021-2022	4-5 Yrs 2023-2024	2025+
Obligations(1)
7.75% senior secured notes due October 2020, including interest (2)	$269,106	$269,106	$—	$—	$—
Operating leases(3)	237,072	16,832	43,738	46,498	130,004
Purchase commitments(4)	25,819	25,819	—	—	—
	$531,997	$311,757	$43,738	$46,498	$130,004
_______________________________________________________________

(1)	The above table does not include certain commitments and contingencies which are discussed in Note 8 to our Consolidated Financial Statements.

(2)
The amount reflects the repayment of the principal and interest payments through the maturity of the Notes in October 2020. However, we expect to redeem the Notes in the second quarter of 2020 and therefore expect to pay interest only through the redemption date.

(3)
These amounts primarily result from our Mission Bay Facility and Third Street Facility leases, which both expire in 2030. The leases are discussed in Note 6 to our Consolidated Financial Statements. Our commitment for the Third Street Facility lease includes certain fixed amounts payable that we have excluded from our lease commitment disclosed in Note 6 to our Consolidated Financial Statements.

(4)
Substantially all of this amount was subject to open purchase orders as of December 31, 2019 that were issued under existing contracts. This amount does not represent minimum contract termination liabilities for our existing contracts.

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
Accrued Clinical Trial Expenses
We record an accrued expense for the estimated unbilled costs of our clinical study activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients and completion of certain clinical trial activities. We generally accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical trials based on the estimated activities performed by our third parties. We may also accrue expenses based on the total estimated cost of the treatment phase on a per patient basis and expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the trials. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred.
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
Accrued Contract Manufacturing Expenses
We record accruals for the estimated unbilled costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process sufficiently defined to be considered the delivery of a good, as evidenced by predictive or contractually required yields, or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contract. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. In certain circumstances, we may be entitled to reductions of amounts due under these arrangements if delivery is delayed or the yield from the production process is lower than expected. Given the uncertainties with such reductions, we may only recognize such decrease when the contract manufacturer agrees with such reduction. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.
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

In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, we will present these financial assets at the net amount we expect to collect. The amendment also requires that we record credit losses related to available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. ASU 2016-13 is effective in the first quarter of 2020. Early adoption is permitted. We do not expect that adoption will have a material effect on our Consolidated Financial Statements.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate $4.3 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2019. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2019. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $6.7 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2018.
As of December 31, 2019, we held $1.5 billion of available-for-sale investments, excluding money market funds, with an average time to maturity of seven months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded any provisions for impairment.
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

Item 8. Financial Statements and Supplementary Data
NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Updated (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method effective January 1, 2018.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for accrued research and development expenses

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, the Company records expenses and accruals for estimated costs of research and development activities, including third party contract services costs for clinical research and contract manufacturing. Clinical trial and contract manufacturing activities performed by third parties are expensed based upon estimates of work completed in accordance with agreements with the respective Clinical Research Organization (“CRO”) or Contract Manufacturing Organization (“CMO”). Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations are appropriate as of period end. Tracking the progress of completion for clinical trial and contract manufacturing activities performed by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements. During 2019, the Company incurred $434.6 million of research and development expenses. The Company recorded an accrued liability of $32.6 million and $7.3 million for clinical trial and contract manufacturing expenses, respectively, as of December 31, 2019.

Auditing the accounting for accrued clinical trial and contract manufacturing expenses is complex because of the high volume of data used in management’s estimates, the assumptions used by management to develop their estimates and verifying the cost and extent of unbilled work performed during the reporting period.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for accrued research and development expenses, including the Company’s assessment and estimation of accrued costs for clinical trial and contract manufacturing activities performed by third parties. This assessment was done with the Company’s financial and operational personnel to determine the appropriate project status and estimated accrual of costs.

To test the Company’s accounting for accrued clinical trial and contract manufacturing expenses, our audit procedures included, among others, obtaining supporting evidence from third parties of the research and development activities performed for significant clinical trials and contract manufacturing services. We agreed, on a sample basis, the Company schedules to key milestones and completion terms, activities, timing, and costs to signed CMO and CRO contracts in order to evaluate the status of completion and accuracy of invoices received from the vendors. We met with clinical and manufacturing personnel to understand the status of significant research and development activities. We also tested a sample of subsequent payments by agreeing the invoice to the original accrual and the invoice payments to bank statements.

Accounting for cost-sharing under the Bristol-Myers Squibb (BMS) Collaboration Agreement

Description of the Matter
The Company and Bristol-Myers Squibb Company (BMS) both conduct research and development activities under a Strategic Collaboration Agreement for bempegaldesleukin (NKTR-214). As more fully explained in note 10 to the consolidated financial statements, the Company and BMS share certain internal and external development costs under the collaboration agreement. The Company’s research and development costs include external actual and estimated Clinical Research Organizations (“CRO”) and Contract Manufacturing Organization (“CMO”) costs in addition to internal employee costs. BMS provides reports to support their research and development activities performed and costs incurred in the relevant period under the terms of the agreement. Estimates included in each party’s research and development costs are trued up to actuals by each party when known. Eligible costs incurred by each party during the reporting period are offset and the net amount is owed to the party with the excess costs. The Company has a net receivable of $24.0 million from BMS under the collaboration as of December 31, 2019. During a reporting period in which there is a net receivable to the Company, the net amount of BMS’ reimbursement of collaboration expense is recorded as a reduction of research and development expense.

Auditing the cost-sharing under the collaboration agreement was especially challenging because of the complexity of the data used by the Company for determining the actual and estimated research and development activities that are eligible for reimbursement under the collaboration agreement. The research and development expenses include management’s judgment regarding the estimated third party contract service costs for clinical research and contract manufacturing incurred during the reporting period. Additionally, the Company evaluates the costs incurred and activities performed by BMS to assess their eligibility for reimbursement under the agreement.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of controls over the accounting for the cost-sharing conducted under the collaboration agreement, including the Company’s assessment and measurement of its and BMS’s activities performed and costs incurred that are eligible for reimbursement. This includes conducting meetings with program management, clinical operations and manufacturing personnel to determine the progress to date under the collaboration and substantiating the calculation of eligible costs and activities.

Our audit procedures included, among others, testing the eligibility of the Company’s research and development costs against the terms of the agreement. We met with Company personnel and reviewed meeting minutes to understand discussions held with BMS during various committee meetings to corroborate our knowledge of the collaboration activities that have occurred to date. We tested the activities reported by the Company and BMS for appropriate classification and disclosure under the collaboration agreement. We obtained an external confirmation from BMS for the net amount owed to the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Redwood City, California
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics
Opinion on Internal Control over Financial Reporting
We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nektar Therapeutics (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California
February 27, 2020

NEKTAR THERAPEUTICS
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$96,363	$194,905
Short-term investments	1,228,499	1,140,445
Accounts receivable	36,802	43,213
Inventory	12,665	11,381
Advance payments to contract manufacturers	31,834	26,450
Other current assets	15,387	21,293
Total current assets	1,421,550	1,437,687
Long-term investments	279,119	582,889
Property, plant and equipment, net	64,999	48,851
Operating lease right-of-use assets	134,177	—
Goodwill	76,501	76,501
Other assets	1,010	4,244
Total assets	$1,977,356	$2,150,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,234	$5,854
Accrued compensation	11,467	9,937
Accrued clinical trial expenses	32,626	14,700
Accrued contract manufacturing expenses	7,304	23,841
Other accrued expenses	11,414	9,087
Senior secured notes, net	248,693	—
Interest payable	4,198	4,198
Lease liability, current portion	12,516	—
Deferred revenue, current portion	5,517	13,892
Other current liabilities	924	493
Total current liabilities	353,893	82,002
Senior secured notes, net	—	246,950
Lease liability, less current portion	142,730	—
Liability related to the sale of future royalties, net	72,020	82,911
Deferred revenue, less current portion	2,554	10,744
Other long-term liabilities	768	9,990
Total liabilities	571,965	432,597
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at December 31, 2019 or 2018	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 176,505 shares and 173,530 shares issued and outstanding at December 31, 2019 and 2018, respectively	17	17
Capital in excess of par value	3,271,097	3,147,925
Accumulated other comprehensive loss	(1,005)	(6,316)
Accumulated deficit	(1,864,718)	(1,424,051)
Total stockholders’ equity	1,405,391	1,717,575
Total liabilities and stockholders’ equity	$1,977,356	$2,150,172
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product sales	$20,117	$20,774	$32,688
Royalty revenue	41,222	41,976	33,527
Non-cash royalty revenue related to sale of future royalties	36,303	33,308	30,531
License, collaboration and other revenue	16,975	1,097,265	210,965
Total revenue	114,617	1,193,323	307,711
Operating costs and expenses:
Cost of goods sold	21,374	24,412	30,547
Research and development	434,566	399,536	268,461
General and administrative	98,712	81,443	52,364
Impairment of equipment and other costs for terminated program	—	—	15,981
Total operating costs and expenses	554,652	505,391	367,353
Income (loss) from operations	(440,035)	687,932	(59,642)
Non-operating income (expense):
Interest expense	(21,310)	(21,582)	(22,085)
Non-cash interest expense on liability related to sale of future royalties	(25,044)	(21,196)	(18,869)
Interest income and other income (expense), net	46,335	37,571	4,520
Total non-operating expense, net	(19)	(5,207)	(36,434)
Income (loss) before provision for income taxes	(440,054)	682,725	(96,076)
Provision for income taxes	613	1,412	616
Net income (loss)	$(440,667)	$681,313	$(96,692)

Net income (loss) per share
Basic	$(2.52)	$4.02	$(0.62)
Diluted	$(2.52)	$3.78	$(0.62)
Weighted average shares outstanding used in computing net income (loss) per share
Basic	174,993	169,600	155,953
Diluted	174,993	180,119	155,953
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(440,667)	$681,313	$(96,692)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	5,693	(2,975)	(533)
Net foreign currency translation gain (loss)	(382)	(1,230)	785
Other comprehensive income (loss)	5,311	(4,205)	252
Comprehensive income (loss)	$(435,356)	$677,108	$(96,440)
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2016	153,212	$15	$2,111,483	$(2,363)	$(2,021,010)	$88,125
Shares issued under equity compensation plans	6,312	—	59,528	—	—	59,528
Stock-based compensation	—	—	36,615	—	—	36,615
Other comprehensive income	—	—	239	252	(239)	252
Net loss	—	—	—	—	(96,692)	(96,692)
Balance at December 31, 2017	159,524	15	2,207,865	(2,111)	(2,117,941)	87,828
Shares issued under equity compensation plans	5,721	1	61,728	—	—	61,729
Stock-based compensation	—	—	88,101	—	—	88,101
Sale of stock to Bristol-Myers Squibb (Note 10)	8,285	1	790,231	—	—	790,232
Adoption of new accounting standards	—	—	—	—	12,577	12,577
Other comprehensive loss	—	—	—	(4,205)	—	(4,205)
Net income	—	—	—	—	681,313	681,313
Balance at December 31, 2018	173,530	17	3,147,925	(6,316)	(1,424,051)	1,717,575
Shares issued under equity compensation plans	2,975	—	23,377	—	—	23,377
Stock-based compensation	—	—	99,795	—	—	99,795
Other comprehensive income	—	—	—	5,311	—	5,311
Net loss	—	—	—	—	(440,667)	(440,667)
Balance at December 31, 2019	176,505	$17	$3,271,097	$(1,005)	$(1,864,718)	$1,405,391
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(440,667)	$681,313	$(96,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash royalty revenue related to sale of future royalties	(36,303)	(33,308)	(30,531)
Non-cash interest expense on liability related to sale of future royalties	25,044	21,196	18,869
Stock-based compensation	99,795	88,101	36,615
Depreciation and amortization	13,156	10,870	14,741
Impairment of equipment from terminated program	—	—	15,081
Accretion of discounts, net, and other non-cash transactions	(11,394)	(10,952)	(881)
Changes in operating assets and liabilities:
Accounts receivable	6,411	(25,505)	10,664
Inventory	(1,284)	(655)	383
Operating lease right-of-use assets, net of operating lease liabilities	13,090	—	—
Other assets	1,190	(31,652)	(4,800)
Accounts payable	12,967	971	2,074
Accrued compensation	1,530	1,674	(10,017)
Other accrued expenses	3,816	27,947	7,277
Deferred revenue	(16,565)	(15,331)	(28,269)
Other liabilities	533	3,545	(14,928)
Net cash provided by (used in) operating activities	(328,681)	718,214	(80,414)
Cash flows from investing activities:
Purchases of investments	(1,380,865)	(2,271,250)	(404,425)
Maturities of investments	1,614,036	890,957	347,743
Sales of investments	—	11,963	37,549
Purchases of property, plant and equipment	(26,285)	(14,239)	(9,676)
Sales of property and plant	—	2,633	—
Net cash provided by (used in) investing activities	206,886	(1,379,936)	(28,809)
Cash flows from financing activities:
Issuance of common stock to Bristol-Myers Squibb (Note 10)	—	790,231	—
Proceeds from shares issued under equity compensation plans	23,355	61,735	59,522
Payment of capital lease obligations	—	—	(5,131)
Net cash provided by financing activities	23,355	851,966	54,391
Effect of exchange rates on cash and cash equivalents	(102)	(101)	(46)
Net increase (decrease) in cash and cash equivalents	(98,542)	190,143	(54,878)
Cash and cash equivalents at beginning of year	$194,905	$4,762	$59,640
Cash and cash equivalents at end of year	$96,363	$194,905	$4,762
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,199	$19,471	$20,116
Cash paid for income taxes	$555	$618	$556
Right-of-use assets recognized in exchange for operating lease liabilities	$57,691	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Note 1 — Organization and Summary of Significant Accounting Policies
Organization
We are a research-based biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our research and development pipeline of new investigational drugs includes treatments for cancer and autoimmune disease.
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, with the exception of the income resulting from the upfront payment in April 2018 from our collaboration agreement with Bristol-Myers Squibb Company (BMS), we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2019, we had approximately $1.6 billion in cash and investments in marketable securities and had debt of $250.0 million in principal of senior secured notes due in October 2020.
Basis of Presentation, Principles of Consolidation and Use of Estimates
Our Consolidated Financial Statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Inheris Biopharma, Inc. (Inheris), Nektar Therapeutics (India) Private Limited and Nektar Therapeutics UK Limited. We have eliminated all intercompany accounts and transactions in consolidation.
Our Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. We include translation gains and losses in accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. To date, such cumulative currency translation adjustments have not been significant to our consolidated financial position.
Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities, neither of which were significant during the years ended December 31, 2019, 2018, and 2017. In addition, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the years ended December 31, 2019, 2018 and 2017.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. Our estimates include those related to the selling prices of performance obligations and amounts of variable consideration in collaboration agreements, royalty revenue, and other assumptions required for revenue recognition as described further below; the net realizable value of inventory; the impairment of investments, goodwill and long-lived assets; contingencies, accrued clinical trial, contract manufacturing and other expenses; non-cash royalty revenue and non-cash interest expense from our liability related to our sale of future royalties; assumptions used in stock-based compensation; and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, we assess estimates each period, update them to reflect current information, and will generally reflect any changes in estimates in the period first identified.
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
We include coupon interest on securities classified as available-for-sale, as well as amortization of premiums and accretion of discounts to maturity, in interest income. We include realized gains and losses and declines in value of available-for-sale securities judged to be other-than-temporary, if any, in other income (expense). The cost of securities sold is based on the specific identification method.
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
Accounts Receivable and Significant Customer Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are primarily located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, and cost-sharing billings from collaborative research and development agreements. For the year ended December 31, 2019, our accounts receivable included $12.8 million under customer contracts from our collaboration partners and $24.0 million for unbilled net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS). For the year ended December 31, 2018, our accounts receivable included $24.2 million from customer contracts and $19.0 million for unbilled net expense reimbursements from BMS. We generally do not require collateral from our partners. We perform a regular review of our partners’ credit risk and payment histories, including payments made subsequent to year-end. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts, although historically we have not experienced credit losses from our accounts receivable. At December 31, 2019, three partners represented 65%, 17% and 14%, respectively, of our accounts receivable. At December 31, 2018, three different partners represented 44%, 36% and 12%, respectively, of our accounts receivable.
Inventory and Significant Supplier Concentrations
We generally manufacture inventory upon receipt of firm purchase orders from our collaboration partners, and we may manufacture certain intermediate work-in-process materials and purchase raw materials based on purchase forecasts from our collaboration partners. Inventory includes direct materials, direct labor, and manufacturing overhead, and we determine cost on a first-in, first-out basis for raw materials and on a specific identification basis for work-in-process and finished goods. We value inventory at the lower of cost or net realizable value, and we write down defective or excess inventory to net realizable value based on historical experience or projected usage. We expense inventory related to our research and development activities when we purchase or manufacture it. Before the regulatory approval of our drug candidates, we recognize research and development expense for the manufacture of drug products that could potentially be available to support the commercial launch of our drug candidates, if approved.
We are dependent on our suppliers and contract manufacturers to provide raw materials and drug candidates of appropriate quality and reliability and to meet applicable contract and regulatory requirements. In certain cases, we rely on single sources of supply of one or more critical materials. Consequently, if supplies are delayed or interrupted for any reason, our ability to develop and produce our drug candidates or our ability to meet our supply obligations could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.
Leases
On January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 supersedes the guidance in ASC 840, Leases (ASC 840). Under ASC 842, an entity recognizes a right-of-use asset and a corresponding lease liability, measured as the present value of the lease payments. In our adoption, we used the package of practical expedients, which, among other things, allowed us to carry forward our historical lease classification of those leases in effect as of January 1, 2019. We present results for the year ended December 31, 2019 under ASC 842. We have not restated the results for the years ended December 31, 2018 and 2017 and our financial position as of December 31, 2018, and continue to report them under ASC 840.
We determine if an arrangement contains a lease at the inception of the arrangement. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the present value of lease payments over the expected lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. However, in determining the present value of our lease payments for leases in effect when we adopted ASC 842, we used our incremental borrowing rate as of January 1, 2019.
We elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for our facilities leases, and elected the short-term lease recognition exemption for our short-term leases, which allows us not to recognize lease liabilities and right-of-use assets for leases with an original term of twelve months or less.
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
As a result of our adoption of ASC 842, we recorded right-of-use assets of $83.5 million and lease liabilities of $96.2 million for our facilities operating leases, with no effect on our opening balance of accumulated deficit. Please see Note 6 for additional information regarding our leases.
Long-Lived Assets
We state property, plant and equipment at cost, net of accumulated depreciation. We capitalize major improvements and expense maintenance and repairs as incurred. We generally recognize depreciation on a straight-line basis. We depreciate manufacturing, laboratory and other equipment over their estimated useful lives of generally three to ten years, depreciate buildings over the estimated useful life of generally twenty years and amortize leasehold improvements over the shorter of the estimated useful lives or the remaining term of the related lease.
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
We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the case of property, plant and equipment and right-of-use assets for our leases, we determine whether there has been an impairment by comparing the carrying value of the asset to the anticipated undiscounted net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated discounted net cash flows associated with the asset. In the case of goodwill impairment, we compare the carrying value of the reporting unit to its fair value, which we generally measure using market capitalization for our single reporting unit. If an impairment exists, we write down goodwill such that the carrying value of the reporting units equals its fair value.
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
When we enter into collaboration agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our collaboration partner fall within the scope of other accounting literature. If we conclude that payments from the collaboration partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). However, if we conclude that our collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or general and administrative expense, based on where we present the underlying expense. Additionally, if we reimburse our collaboration partners for these activities, we present such reimbursements as research and development expense or general and administrative expense, depending upon the nature of the underlying expense.
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
Product sales
Product sales are primarily derived from manufacturing and supply agreements with our customers. We have assessed our current manufacturing and supply arrangements and have generally determined that they provide the customer an option to purchase our proprietary PEGylation materials. Accordingly, we treat each purchase order as a discrete exercise of the customer’s option (i.e. a separate contract) rather than as a component of the overall arrangement. The pricing for the manufacturing and supply is generally at a fixed price and may be subject to annual producer price index (PPI) adjustments. We invoice and recognize product sales when title and risk of loss pass to the customer, which generally occurs upon shipment. Customer payments are generally due 30 days from receipt of invoice. We test our products for adherence to technical specifications prior to shipment; accordingly, we have not experienced any significant returns from our customers.
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

Milestone Payments: At the inception of the arrangement and at each reporting date thereafter, we assess whether we should include any milestone payments or other forms of variable consideration in the transaction price, based on whether a significant reversal of revenue previously recognized is not probable upon resolution of the uncertainty. Since milestone payments may become payable to us upon the initiation of a clinical study or filing for or receipt of regulatory approval, we review the relevant facts and circumstances to determine when we should update the transaction price, which may occur before the triggering event. When we do update the transaction price for milestone payments, we allocate it on a relative standalone selling price basis and record revenue on a cumulative catch-up basis, which results in recognizing revenue for previously satisfied performance obligations in such period. Our partners generally pay development milestones after achievement of the triggering event.
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
We record an accrued expense for the estimated unbilled costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process is sufficiently defined to be considered the delivery of a good, as evidenced by predictive or contractually required yields in the production process, or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contracts. We recognize and amortize upfront payments and accrue liabilities based on the specific terms of each arrangement. Certain arrangements may provide upfront payments for certain stages of the arrangement and milestone payments for the completion of certain stages, and, accordingly, we may record advance payments for services that have not been completed or goods not delivered and liabilities for stages where the contract manufacturer is entitled to a milestone payment.
We capitalize advance payments for goods or services that will be used or rendered for future research and development activities and recognize expense as the related goods are delivered or the services performed. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. We consider such increases or decreases in cost as changes in estimates and reflect them in research and development expenses in the period identified.
Stock-Based Compensation
Stock-based compensation arrangements include stock option grants and restricted stock unit (RSU) awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), through which employees may purchase our common stock at a discount to the market price.
We use the Black-Scholes option pricing model for the respective grant to determine the estimated fair value of the option on the date of grant (grant date fair value) and the estimated fair value of common stock purchased under the ESPP. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including but not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. The fair value of an RSU is equal to the closing price of our common stock on the grant date. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.
We expense the grant date fair value of the option or award on a straight line basis over the requisite service periods in our Consolidated Statements of Operations and recognize forfeitures of options and awards as they occur. For options and awards that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. We recognize stock-based compensation expense for purchases under the ESPP over the respective six-month purchase period. We report expense amounts in cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. Stock-based compensation charges are non-cash charges and have no effect on our reported cash flows.
Net Income (Loss) Per Share
For all periods presented in the Consolidated Statements of Operations, the net income (loss) available to common stockholders is equal to the reported net income (loss). We calculate basic net income (loss) per share based on the weighted-average number of common shares outstanding during the periods presented and calculate diluted net income (loss) per share based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities, which consist of common shares underlying stock options and restricted stock units (RSUs). For 2019 and 2017, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded weighted average outstanding stock options and RSUs totaling 17.9 million and 20.6 million for 2019 and 2017, respectively. For 2018, the effect of these dilutive securities under the treasury stock method was approximately 10.5 million, and we excluded approximately 3.3 million of weighted-average shares of common stock underlying outstanding stock options from the computation of diluted net income per share because their effect was antidilutive.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 created an exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). Under the historical guidance, in this situation, an entity would record an income tax provision from other items, such as unrealized gains on available-for-sale reported in other comprehensive income, with an offsetting income tax benefit in continuing operations. Under ASU 2019-12, an entity would record no income tax provision. We elected to adopt ASU 2019-12 effective January 1, 2019 on a prospective basis in accordance with the guidance. Because we reported a net loss and unrealized gains on available-for-sale securities for our quarterly reporting periods during 2019 and accordingly recorded a tax provision pursuant to the legacy guidance, we have recast such results for our Selected Quarterly Financial Data in Note 15 under ASU 2019-12. As a result, we eliminated the tax benefit in continuing operations and tax provision in other comprehensive income, which totaled $1.3 million for the nine months ended September 30, 2019.
On January 1, 2018, we adopted ASC 606, Revenue Recognition - Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the cumulative effect of adoption as a transition adjustment to opening accumulated deficit. Accordingly, we continue to report our results for the year ended December 31, 2017 under the historical revenue guidance ASC 605. Our transition adjustment totaled $12.7 million, and included $10.7 million related to the recognition of royalty revenue and $2.0 million for the reduction of deferred revenue related to one of our collaboration arrangements.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, we will present these financial assets at the net amount we expect to collect. The amendment also requires that we record credit losses related to available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. ASU 2016-13 is effective in the first quarter of 2020. Early adoption is permitted. We do not expect that adoption will have a material effect on our Consolidated Financial Statements.
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
Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2019	December 31, 2018
Cash and cash equivalents	$96,363	$194,905
Short-term investments	1,228,499	1,140,445
Long-term investments	279,119	582,889
Total cash and investments in marketable securities	$1,603,981	$1,918,239

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. All of our long-term investments as of December 31, 2019 and 2018 had maturities between one and two years.
Gross unrealized gains and losses were not significant at either December 31, 2019 or 2018. During the year ended December 31, 2019, we sold no available-for-sale securities and during the years ended December 31, 2018 and 2017, we sold available-for-sale securities totaling $12.0 million and $37.5 million, respectively, and realized gains and losses were not significant in any of those periods.
Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	Estimated Fair Value at
		December 31, 2019	December 31, 2018
Corporate notes and bonds	2	$1,132,182	$1,288,986
Corporate commercial paper	2	375,473	498,048
Obligations of U.S. government agencies	2	—	12,977
Available-for-sale investments		1,507,655	1,800,011
Money market funds	1	83,546	105,656
Certificate of deposit	N/A	6,951	6,760
Cash	N/A	5,829	5,812
Total cash and investments in marketable securities		$1,603,981	$1,918,239

_______________________________________________________________
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

For the years ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
At December 31, 2019 and 2018, we had letter of credit arrangements in favor of our landlords and certain vendors totaling $6.8 million and $6.6 million, respectively. These letters of credit are secured by investments of similar amounts.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$1,673	$1,846
Work-in-process	8,267	6,403
Finished goods	2,725	3,132
Total inventory	$12,665	$11,381

Note 4 — Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Building and leasehold improvements	$93,097	$77,771
Laboratory equipment	36,623	33,806
Computer equipment and software	26,910	23,395
Manufacturing equipment	22,030	21,339
Furniture, fixtures, and other	9,662	7,959
Depreciable property, plant and equipment at cost	188,322	164,270
Less: accumulated depreciation	(127,875)	(120,507)
Depreciable property, plant and equipment, net	60,447	43,763
Construction-in-progress	4,552	5,088
Property, plant and equipment, net	$64,999	$48,851

Building and leasehold improvements include our manufacturing, research and development and administrative facilities and the related improvements to these facilities. Our leasehold improvements increased significantly during the year ended December 31, 2019 due to the construction of leasehold improvements for our new facilities on Third Street as further described in Note 6. Laboratory and manufacturing equipment include assets that support both our manufacturing and research and development efforts. Construction-in-progress includes assets being built to enhance our manufacturing and research and development efforts.
Depreciation and amortization expenses on property, plant and equipment for the years ended December 31, 2019, 2018, and 2017 was $11.0 million, $8.8 million, and $12.6 million, respectively.
In November 2017, Bayer announced that the Phase 3 Amikacin Inhale clinical program did not meet its primary endpoint or key secondary endpoints and, in December 2017, Bayer terminated our related collaboration agreement. Under this collaboration, we were responsible for the development, manufacturing and supply of our proprietary nebulizer device included in the Amikacin product and had acquired specific manufacturing equipment for this purpose. As a result of the termination of the program, in the three months ended December 2017, we expensed program specific manufacturing equipment with an original cost of $23.4 million and a net book value of $15.1 million. We completed the disposal of this equipment in the first quarter of 2018. In addition, in the three months ended December 31, 2017, we incurred approximately $0.9 million of other program termination costs related to our manufacturing obligations.
Note 5 — Senior Secured Notes
On October 5, 2015, we completed the sale and issuance of $250.0 million in aggregate principal amount of 7.75% senior secured notes due 2020 (the Notes). The Notes are secured by a first-priority lien on substantially all of our assets (except our right-of-use assets) and bear interest at a rate of 7.75% per annum payable in cash quarterly in arrears on January 15, April 15, July 15, and October 15 of each year. Interest is calculated based on actual days outstanding over a 360 days year. The Notes will mature on October 5, 2020, at which time the outstanding principal will be due and payable.
In connection with the issuance of the Notes, we paid fees and expenses of $8.9 million, of which $8.7 million of transaction and facility fees paid directly to the purchasers of the Notes and other direct issuance costs were recorded as a discount to the senior secured notes, net liability balance in our Consolidated Balance Sheet. The unamortized balance of these costs totals $1.3 million at December 31, 2019, which we will amortize to interest expense over the remaining term of the Notes.

The agreement, pursuant to which the Notes were issued, contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, declare or pay dividends, redeem stock, issue preferred stock, make certain investments, merge or consolidate, make dispositions of assets, or enter into certain new businesses or transactions with affiliates, but do not contain covenants related to future financial performance. In particular, the Notes agreement requires us to maintain a minimum cash and investments in marketable securities balance of $60.0 million during the term of the Notes. We may currently redeem some or all of these notes at a redemption price equal 100% of the principal amount of the Notes plus accrued and unpaid interest to the applicable redemption date. If we experience certain change of control events, the holders of the Notes will have the right to require us to purchase all or a portion of the Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, upon certain asset sales, we may be required to offer to use the net proceeds thereof to purchase some of the Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.
As of December 31, 2019, based on a discounted cash flow analysis using Level 3 inputs including financial discount rates, we estimate that the fair value of the Notes is approximately $252.6 million.
Note 6 — Leases
Operating Leases
In August 2017, we entered into a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) and terminated our sublease with Pfizer, effectively extending our lease term from 2020 to 2030 for our 148,263 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard, San Francisco, California (the Mission Bay Facility). The term of the Mission Bay Lease commenced on September 1, 2017, and will expire January 31, 2030, subject to our right to extend the term of the lease for two consecutive five-year periods, which we have excluded from our determination of the lease term. The monthly base rent for the Mission Bay Facility will escalate over the term of the lease at various intervals. During the term of the Mission Bay Lease, we are responsible for paying our share of operating expenses specified in the lease, including utilities, common area maintenance, insurance costs and taxes. During the year ended December 31, 2019, ARE delivered 13,907 square feet of space, and therefore we recognized right-of-use assets and lease liabilities of $6.7 million for the space. The Mission Bay Lease also obligates us to rent from ARE a total of an additional approximately 4,940 square feet of space at the Mission Bay Facility at specified delivery dates. The Mission Bay Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.
In May 2018, we entered into a Lease Agreement (the Third Street Lease) with Kilroy Realty Finance Partnership, L.P. (Kilroy) to lease 135,936 square feet of space located at 360 Third Street, San Francisco, California (the Third Street Facility) from June 2018 to January 31, 2030, subject to our right to extend the term for a consecutive five-year period, which we have excluded from our determination of the lease term. Kilroy delivered an initial 1,726 square feet in June 2018, a total of 67,105 square feet in December 2018, and the final 67,105 square feet in August 2019. As a result of the delivery of the final spaces during the year ended December 31, 2019, we recognized an additional right-of-use asset and lease liability of $51.0 million. The Third Street Lease provides us additional facilities to support our San Francisco-based R&D activities. Our fixed annual base rent on an industrial gross lease basis includes certain expenses and property taxes paid directly by the landlord and will escalate each year over the term at specified intervals. We have a one-time right of first offer with respect to certain additional rental space at the Third Street Facility. The Third Street Lease includes various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.
We recognize rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which we include in operating expenses in our Condensed Consolidated Statements of Operations, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating lease cost	$14,697	$7,972	$4,515
Variable lease cost	6,408	4,497	3,077
Total lease costs	$21,105	$12,469	$7,592

During the year ended December 31, 2019, we recorded operating lease expense of $14.7 million and paid $8.4 million of operating lease payments related to our lease liabilities, which we include in net cash provided by (used in) operating activities in our Consolidated Statement of Cash Flows.

As of December 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,
2020	$14,571
2021	19,219
2022	19,832
2023	20,461
2024	21,110
2025 and thereafter	118,058
Total lease payments	213,251
Less: portion representing interest	(54,741)
Less: lease incentives	(3,264)
Operating lease liabilities	155,246
Less: current portion	(12,516)
Operating lease liabilities, less current portion	$142,730

As of December 31, 2019, the weighted-average remaining lease term is 10.1 years and the weighted-average discount rate used to determine the operating lease liability was 5.9%.
Under the historical guidance of ASC 840, our deferred rent balance at December 31, 2018 totaled $9.3 million and our future minimum lease payments for our operating leases at December 31, 2018 were as follows (in thousands):

Year ending December 31,
2019	$7,914
2020	10,617
2021	13,649
2022	14,117
2023	14,599
2024 and thereafter	98,315
Total future minimum lease payments	$159,211

Note 7 — Liability Related to the Sale of Future Royalties
On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which we will amortize to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these royalties as revenue, and we recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that will be amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA ® and MIRCERA ® products are remitted directly to RPI.
The following table shows the activity within the liability account during the year ended December 31, 2019 and for the period from the inception of the royalty transaction on February 24, 2012 (inception) to December 31, 2019 (in thousands):

	Year ended December 31, 2019	Period from inception to December 31, 2019
Liability related to the sale of future royalties—beginning balance	$84,810	$—
Proceeds from sale of future royalties	—	124,000
Payments from Nektar to RPI	—	(10,000)
Non-cash CIMZIA® and MIRCERA® royalty revenue	(36,303)	(207,142)
Non-cash interest expense recognized	25,044	166,693
Liability related to the sale of future royalties – ending balance	73,551	73,551
Less: unamortized transaction costs	(1,531)	(1,531)
Liability related to the sale of future royalties, net	$72,020	$72,020

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
During the years ended December 31, 2019, 2018 and 2017, we recognized $36.3 million, $33.3 million, and $30.5 million, respectively, in non-cash royalties from net sales of CIMZIA® and MIRCERA®, and we recorded $25.0 million, $21.2 million and $18.9 million, respectively, of related non-cash interest expense.
As royalties are remitted to RPI from Roche and UCB, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. To determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to be received by RPI. The sum of these amounts less the $124.0 million proceeds we received, net of our payments to RPI, will be recorded as interest expense over the life of the Royalty Obligation. We periodically assess the estimated royalty payments to RPI from UCB and Roche and to the extent the amount or timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. From inception through 2017, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. During the three months ended December 31, 2017, our estimate of the effective annual interest rate over the life of the agreement increased to 17.6%, which resulted in a prospective interest rate of 21%. During the three month period ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 18.7%, which resulted in a prospective interest rate of 29%. During the three month period ended December 31, 2019, primarily as a result of increases in the forecasted sales of CIMZIA® and MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 19.5%, which results in a prospective interest rate of 38%.
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

Note 8 — Commitments and Contingencies
Purchase Commitments
In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2019, these commitments were approximately $25.8 million, all of which we expect to pay in 2020.
Legal Matters
From time to time, we are involved in lawsuits, audits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment, regulatory, and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of our operations of that period and on our cash flows and liquidity.
On October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on May 15, 2019.  Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California naming the CEO, CFO and certain members of Nektar's board. These class action and shareholder derivative actions assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue. All of these cases are in the early stages. Accordingly, we cannot reasonably estimate a potential future loss or a range of potential future losses, and we have not recorded any accrual for a contingent liability associated with these legal proceedings. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters on our Consolidated Balance Sheets as of December 31, 2019 or 2018.
Foreign Operations
We operate in a number of foreign countries. As a result, we are subject to numerous local laws and regulations that can result in claims made by foreign government agencies or other third parties that are often difficult to predict even after the application of good faith compliance efforts.
Indemnification Obligations
During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations on our Consolidated Balance Sheets as of December 31, 2019 or 2018.
Indemnifications in Connection with Commercial Agreements
As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of drugs and PEGylation materials based on our proprietary technologies and drug candidates, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us and licensed to our partners. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. There is generally no limitation on potential amount of future payments we could be required to make under these indemnification obligations.
From time to time, we enter into other strategic agreements such as divestitures and financing transactions pursuant to which we are required to make representations and warranties and undertake to perform or comply with certain covenants, including our obligation to RPI described in Note 7. In the event it is determined that we breached certain of the representations and warranties or covenants made by us in any such agreements, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.
Indemnification of Underwriters and Initial Purchasers of our Securities
In connection with our sale of equity and senior secured debt securities, we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended.
Director and Officer Indemnifications
As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than up to $5.0 million per incident for merger and acquisition related claims, $5.0 million per incident for securities related claims and $1.5 million per incident for non-securities related claims retention deductible per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Note 9 — Stockholders’ Equity
Common Stock
As discussed in Note 10, on April 3, 2018, we completed the issuance and sale of 8,284,600 shares of our common stock under a Share Purchase Agreement with BMS. These shares are unregistered and subject to certain lock-up and stand-still provisions for a five-year period.
Equity Compensation Plans
At December 31, 2019, we had 28,962,018 reserved shares of common stock, all of which are reserved for issuance under our equity compensation plans, of which approximately 19,817,000 shares may be issued upon the exercise of outstanding options or the vesting of restricted stock units (RSUs) and 9,145,000 shares are available for issuance under equity compensation plans.
2017 Performance Incentive Plan
Our 2017 Performance Incentive Plan (2017 Plan) was adopted by our board of directors (Board of Directors) on March 28, 2017 and was approved by our stockholders on June 14, 2017. On the date of approval, any shares of our common stock that were available for issuance under our 2012 Performance Incentive Plan (2012 Plan) ceased to be available for future grants.
Subject to the terms of the 2017 Plan, 8,300,000 shares of our common stock, reduced by the number of shares of common stock subject to awards granted under the 2012 Plan on or after March 31, 2017 and prior to the adoption of the 2017 Plan, were initially available for awards under the 2017 Plan. On June 26, 2018, our stockholders approved an amendment to the 2017 Plan whereby 10,900,000 additional shares were made available for award grants under the 2017 Plan. Shares issued in respect of any “full-value award” granted under the 2017 Plan will be counted against the share limit described in the preceding sentences as 1.5 shares for every one share actually issued in connection with the award. Shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2017 Plan or any Prior Plan (as defined below) will again be available for subsequent awards under the 2017 Plan (with any such shares subject to full-value awards increasing the 2017 Plan’s share limit based on the full-value award ratio described above or, in the case of an award granted under a Prior Plan, the full-value award ratio set forth in such Prior Plan). Notwithstanding the foregoing, shares that are exchanged by a participant or withheld by us to pay the exercise price of an option granted under the 2017 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any award, will not be available for subsequent awards under the 2017 Plan.
The purpose of the 2017 Plan and our other incentive plans is to promote our success by providing an additional means for us to attract, motivate, retain and reward directors, officers, employees, and other eligible persons through the grant of awards. Equity-based awards are also intended to further align the interests of award recipients and our stockholders. The 2017 Plan authorizes stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock or similar rights to purchase or acquire shares, and other forms of awards granted or denominated in our common stock or units of our common stock, as well as cash bonus awards. Members of the Board of Directors, officers or employees, certain consultants and advisors and our subsidiaries are eligible to receive awards under the 2017 Plan. Pursuant to the 2017 Plan, we granted or issued non-qualified stock options and RSUs to employees, officers, and non-employee directors during 2018 and 2019. The requisite service period for stock options granted to our employees under the 2017 Plan as well as our Prior Plans is generally four years; the requisite service period for stock options granted to our directors is generally one year. The requisite service period for RSUs granted under the 2017 Plan and our Prior Plans is generally three years for employees and one year for directors.
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

For the years ended December 31, 2019, 2018, and 2017, we recognized $3.5 million, $2.8 million, and $1.6 million, respectively, of compensation expense in connection with our 401(k) retirement plan.
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
Under the CIC Plan, in the event of a change of control of Nektar and a subsequent termination of employment initiated by us or a successor company other than for Cause (as defined in the CIC Plan) or initiated by the employee for a Good Reason Resignation (as defined in the CIC Plan) in each case within twelve months following a change of control transaction, (i) the Chief Executive Officer would be entitled to receive cash severance pay equal to 24 months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards, and (ii) our Senior Vice Presidents and Vice Presidents (including Principal Fellows) would each be entitled to receive cash severance pay equal to twelve months base salary plus annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of unvested outstanding equity awards. In the event of a change of control of Nektar and a subsequent termination of employment initiated by the Company or a successor company other than for Cause within twelve following a change of control transaction, all other employees would each be entitled to receive cash severance pay equal to 6 months base salary plus a pro-rata portion of annual target incentive pay, the extension of employee benefits over this severance period and the full acceleration of each such employee’s unvested outstanding equity awards. Under the CIC Plan, as amended, non-employee directors would also be entitled to full acceleration of vesting of all outstanding stock awards in the event of a change of control transaction.
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

In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2019	2018	2017
Bristol-Myers Squibb	NKTR-214	$—	$1,059,768	$—
Eli Lilly and Company	NKTR-358	7,019	11,634	130,087
Amgen, Inc.	Neulasta®	5,000	5,000	5,000
Baxalta Incorporated / Takeda	Hemophilia, including ADYNOVATE® and ADYNOVI™	378	20,328	11,443
Ophthotech Corporation(1)	Fovista®	—	—	19,123
Bayer Healthcare LLC(1)	BAY41-6551 (Amikacin Inhale)	—	—	17,931
AstraZeneca AB	MOVANTIK® and MOVENTIG®	—	—	4,600
Other		4,578	535	22,781
License, collaboration and other revenue		$16,975	$1,097,265	$210,965
_______________________________________________________________

(1)	These collaboration agreements were completed as of December 31, 2017.
For the years ended December 31, 2019 and 2018, we recognized $77.5 million and $95.3 million of revenue for performance obligations that we had satisfied in prior periods, respectively. For both years, this amount includes all of our royalty revenue and non-cash royalty revenue because these royalties substantially relate to the licenses that we had previously granted. For the year ended December 31, 2018, this amount also included the $10.0 million ADYNOVATE® sales milestone and the $10.0 million development milestone from Baxalta described below.
The following table presents the changes in our deferred revenue balance from our collaboration agreements during the year ended December 31, 2019 (in thousands):

For the year ended December 31, 2019
Deferred revenue—December 31, 2018	$24,636
Recognition of previously unearned revenue	(16,565)
Deferred revenue—December 31, 2019	$8,071

Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied. We expect to recognize $5.5 million of our deferred revenue over the next twelve months.
As of December 31, 2019, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Lilly described below. In addition, under our collaboration agreements we are entitled to receive other contingent payments, including contingent sales milestones and royalty payments, as described below.
There have been no material changes to our collaboration agreements for the year ended December 31, 2019, except as described below.
Bristol-Myers Squibb (BMS): Bempegaldesleukin (previously referred to as NKTR-214)
On February 13, 2018, we entered into a Strategic Collaboration Agreement (BMS Collaboration Agreement) and a Share Purchase Agreement with BMS, both of which became effective on April 3, 2018. Pursuant to these agreements, we and BMS are jointly developing bempegaldesleukin, including, without limitation, in combination with BMS’s Opdivo® and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize bempegaldesleukin on a worldwide basis. We retained the right to record all worldwide sales for bempegaldesleukin. We will share global commercialization profits and losses with BMS for bempegaldesleukin, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties will share the internal and external development costs for bempegaldesleukin in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties will share development costs for bempegaldesleukin in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar, and for bempegaldesleukin in a triplet combination with Opdivo® and Yervoy®, 78% of costs to BMS and 22% to Nektar. The parties will share costs for the manufacturing of bempegaldesleukin, 35% of costs to BMS and 65% to Nektar.
The BMS Collaboration Agreement superseded and replaced the Clinical Trial Agreement we entered into with BMS in September 2016 to develop bempegaldesleukin in combination with Opdivo®. Under the Clinical Trial Agreement, we acted as the sponsor of each Combination Therapy Trial and BMS was responsible for 50% of all out-of-pocket costs reasonably incurred in connection with third party contract research organizations, laboratories, clinical sites and institutional review boards. We recorded cost reimbursement payments to us from BMS as a reduction to research and development expense. Each party was otherwise responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combination Therapy Trial.
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
On January 9, 2020, we and BMS entered into Amendment No. 1 (the Amendment) to the BMS Collaboration Agreement. Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. The cost sharing under the Amendment remains unchanged. Additionally, we are eligible to receive an additional non-refundable, non-creditable milestone payment of $25.0 million following the achievement of the first patient, first visit in the registrational adjuvant melanoma trial, studying the combination of bempegaldesleukin and Opdivo®. We are also eligible to receive non-refundable, creditable milestone payments of $25.0 million and $75.0 million following the achievement of the first patient, first visit in a registrational muscle-invasive bladder cancer trial and a registrational first-line non-small-cell lung cancer trial, respectively, in each case studying the combination of bempegaldesleukin and Opdivo®. For the two creditable milestones, BMS is entitled to deduct the amounts paid pursuant to these milestones from future development milestones due to us under the original agreement. In January 2020, the milestone for the first patient, first visit milestone for the registrational muscle-invasive bladder cancer trial was achieved.

BMS has the right, at its sole discretion, to terminate co-funding its share of the development costs for the adjuvant melanoma collaboration study if the metastatic melanoma collaboration study fails to meet the primary endpoint of progression free survival. If BMS exercises such right, we have the right, in our sole discretion, to continue the adjuvant melanoma study.
We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. For the years ended December 31, 2019, 2018 and 2017, we recorded $105.4 million and $62.5 million and $7.8 million, respectively, as a reduction of research and development expenses for BMS’ share of our expenses, net of our share of BMS’ expenses. As of December 31, 2019 and 2018, we have recorded an unbilled receivable of $24.0 million and $19.0 million, respectively, from BMS in accounts receivable in our Consolidated Balance Sheet.
We analogized to ASC 606 for the accounting for our two performance obligations, consisting of the delivery of the licenses to develop and commercialize bempegaldesleukin and our participation on joint steering and other collaboration committees. We determined that our committee participation is not material.
We aggregated the total consideration of $1.85 billion received under the agreements and allocated it between the stock purchase and the revenue generating elements, because we and BMS negotiated the agreements together and the effective date of the BMS Collaboration Agreement was dependent upon the effective date of the Share Purchase Agreement. We recorded the estimated fair value of the shares of $790.2 million in stockholders’ equity based on the closing date price of our common stock of $99.36 per share, adjusted for a discount for lack of marketability reflecting the unregistered nature of the shares. We allocated the remaining $1,059.8 million to the transaction price of the collaboration agreement. We consider the future potential development, regulatory and sales milestones of up to approximately $1.8 billion to be variable consideration. We excluded these milestones from the transaction price as of December 31, 2018 and December 31, 2019 because we determined such payments to be fully constrained under ASC 606 as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of our control. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
This Hemophilia A program includes ADYNOVATE®, which was approved by the Food and Drug Administration (FDA) in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S., the European Union, and many other countries. As a result of the marketing authorization in the EU in January 2018, we earned a $10.0 million development milestone, which was received in March 2018. We updated the arrangement transaction price for this milestone upon achievement since we had previously excluded it due to the significant uncertainty from regulatory approval. Based on the terms of this milestone, we allocated the entire milestone to the license grant and research and development services, and therefore recognized the entire $10.0 million in year ended December 31, 2018 as we had previously satisfied those performance obligations. In the three months ended December 31, 2018, we recognized an additional $10.0 million milestone for annual sales of ADYNOVATE®/ADYNOVITM reaching a certain specified amount, which we report in license, collaboration and other revenue . We are entitled to an additional sales milestone upon achievement of an annual sales target and royalties based on annual worldwide net sales of products resulting from this agreement.
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
We have an unsatisfied performance obligation related to our ongoing supply of PEGylation materials at a price less than their standalone selling prices. As of December 31, 2019, our deferred revenue related to this agreement is not significant.
Eli Lilly and Company (Lilly): NKTR-358
On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly), which became effective on August 23, 2017, to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the agreement, we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development milestones, (ii) will co-develop NKTR-358 with Lilly for which we are responsible for completing Phase 1 clinical development and certain drug product development and supply activities, (iii) will share with Lilly Phase 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by Nektar, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive up to double-digit sales royalty rates that escalate based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.
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
Although we are entitled to significant development milestones under this arrangement, we did not include any of such milestones in the transaction price and have not updated the transaction prices for any milestones as of December 31, 2019 due to the significant uncertainties involved with clinical development. We have therefore determined the transaction price to consist of the upfront payment of $150.0 million in September 2017. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to the Phase 1 clinical development and $6.5 million to the drug product development.
Under our adoption of ASC 606 as of January 1, 2018, we made no changes to our deferred revenue balance as our conclusions remain unchanged. We recognize revenue for the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of December 31, 2019, we have deferred revenue of approximately $1.3 million related to this agreement, which we expect to recognize through early 2020.
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
Under our adoption ASC 606, we determined that our obligation to manufacture and supply of our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of December 31, 2019, we have deferred revenue of approximately $4.2 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.
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

The termination of our agreement with Ophthotech followed Opthotech’s previous announcements, in December 2016 and August 2017, that their three pivotal Phase 3 studies investigating the Fovista® in certain combination therapies did not achieve the pre-specified primary endpoints.
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
Bayer Healthcare LLC: BAY41-6551 (Amikacin Inhale)
In December 2017, Bayer Healthcare LLC (Bayer) terminated our co-development, license and co-promotion agreement entered into in August 2007 to develop a specially-formulated inhaled Amikacin using our proprietary nebulizer devices. The termination of this agreement followed Bayer’s announcement in November 2017 that the Phase 3 Amikacin Inhale clinical program for the treatment of intubated and mechanically ventilated patients with Gram-negative pneumonia did not meet its primary endpoint or key secondary endpoints.
Under this collaboration, we received an upfront payment of $40.0 million (which was paid to us in 2007) and milestone payments totaling $30.0 million (the last of which was paid to us in 2013). As a result of the termination of the agreement, we recognized the remaining $16.8 million of deferred revenue related to this arrangement in the three months ended December 31, 2017.
AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118,
In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization and is responsible for all drug development and commercialization decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of December 31, 2019, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. We are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK® / MOVENTIG ®.
In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under our license agreement with AstraZeneca, we and AstraZeneca will share the upfront payment, market access milestone payments, royalties and sales milestone payments made by Kirin to AstraZeneca with AstraZeneca receiving 60% and Nektar receiving 40%. In the year ended December 31, 2017, we recognized a total of $4.6 million related to our share of license-related payments made from Kirin to AstraZeneca.
As of December 31, 2019, we do not have deferred revenue related to our agreement with AstraZeneca.
Other
In addition, as of December 31, 2019, we have a number of other collaboration agreements, including with our collaboration partner UCB Pharma, under which we are entitled to up to a total of $40.0 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. In the three months ended December 31, 2019, one of our collaboration partners terminated the collaboration agreement with us, and we recognized $4.0 million of deferred revenue resulting from this arrangement. As of December 31, 2019, we have deferred revenue of approximately $2.0 million related to these other collaboration agreements.

Note 11 — Stock-Based Compensation
We recognize total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of goods sold	$4,294	$4,629	$2,333
Research and development	63,224	56,193	21,252
General and administrative	32,277	27,279	13,030
Total stock-based compensation	$99,795	$88,101	$36,615

As of December 31, 2019, total unrecognized compensation costs of $213.7 million related to unvested stock-based compensation arrangements are expected to be recognized as expense over a weighted-average period of 1.75 years.
Stock-based compensation expense resulting from our ESPP was not significant in the years ended December 31, 2019, 2018, and 2017.
Black-Scholes Assumptions
The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options, as well as the resulting grant-date fair value:

	Year Ended December 31,
	2019	2018	2017
Average risk-free interest rate	1.8%	2.8%	2.0%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	62.2%	61.0%	54.2%
Weighted-average expected life	5.6 years	5.1 years	5.3 years
Weighted-average grant-date fair value of options granted	$12.25	$29.86	$20.08

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
Summary of Stock Option Activity
The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2018	15,930	$26.18
Options granted	1,842	21.86
Options exercised	(1,629)	11.68
Options forfeited & canceled	(1,258)	49.91
Outstanding at December 31, 2019	14,885	$25.23	4.31	$73,134

Exercisable at December 31, 2019	9,938	20.79	3.14	$66,707
_______________________________________________________________

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2019.
The intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 totaled $30.6 million, $303.4 million and $84.0 million, respectively.
Summary of RSU Activity
A summary of RSU award activity is as follows (in thousands except for per share amounts):

	Units Issued	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
Balance at December 31, 2018	3,320	$41.57
Granted	3,189	23.32
Vested and released	(1,159)	36.33
Forfeited and canceled	(415)	43.19
Balance at December 31, 2019	4,935	$30.85	$106,506

The fair value of restricted stock that vested in the years ended December 31, 2019, 2018 and 2017 totaled $32.4 million, $80.4 million and $22.3 million, respectively.
Note 12 — Income Taxes
Income (loss) before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(441,494)	$680,423	$(97,938)
Foreign	1,440	2,302	1,862
Income (loss) before provision for income taxes	$(440,054)	$682,725	$(96,076)

Provision for Income Taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	139	699	1
Foreign	495	620	580
Total Current	634	1,319	581
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(21)	93	35
Total Deferred	(21)	93	35
Provision for income taxes	$613	$1,412	$616

Income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to pretax income (loss) as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax expense (benefit) at federal statutory rate	$(92,411)	$143,372	$(33,627)
Research credits	(10,511)	(17,295)	(8,038)
Sale of future royalties	(7,624)	(6,995)	(8,236)
Stock-based compensation	(672)	(66,716)	(20,665)
Premium on equity issuance	—	(12,551)	—
Change in valuation allowance	104,440	(46,885)	(186,124)
Non-cash interest expense on liability related to sale of future royalties	5,259	4,451	6,604
Non-deductible officers’ compensation	737	3,182	2,547
Tax law changes	23	45	248,155
Other	1,372	804	—
Provision for income taxes	$613	$1,412	$616

Tax Law Changes
The U.S. Tax Cuts and Jobs Act (the TCJA) was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. At December 31, 2018, we completed our accounting for the tax effects of the TCJA, which, other than the decrease in the valuation of our federal deferred tax assets discussed below, did not have a material effect on our Consolidated Financial Statements.
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$399,361	$300,693
Research and other credits	128,015	116,955
Operating lease liabilities	36,907	—
Stock-based compensation	30,875	21,518
Property, plant and equipment	5,021	2,124
Capitalized research expenses	3,705	8,072
Reserves and accruals	2,934	8,066
Deferred revenue	1,908	4,467
Deferred tax assets before valuation allowance	608,726	461,895
Valuation allowance for deferred tax assets	(575,087)	(460,455)
Total deferred tax assets	33,639	1,440
Operating lease right-of-use assets	(31,718)	—
Other	(1,725)	(1,270)
Total deferred tax liabilities	(33,443)	(1,270)
Net deferred tax assets	$196	$170

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, other than income resulting from revenue recognized from the BMS Collaboration Agreement, and projected future losses, we have fully reserved our net U.S. deferred tax assets with a valuation allowance. The valuation allowance increased by $114.6 million during the year ended December 31, 2019 due to our net loss and decreased by $35.7 million and $169.3 million during the years ended December 31, 2018 and 2017, respectively. The decrease in the valuation allowance for the year ended December 31, 2018 reflects the utilization of net operating loss carryforwards to offset federal and state taxable income, and the decrease in the valuation allowance for the year ended December 31, 2017 primarily reflects the change in the federal rate. The valuation allowance includes approximately $35.6 million of income tax benefit at both December 31, 2019 and December 31, 2018 related to stock-based compensation that will be included in income tax expense in our Consolidated Statement of Operations when realized.
For 2017, the one-time transition tax under the TCJA was based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We concluded that there was negative E&P on an aggregate basis and we did not record any amount for any one-time transition tax triggered by the Tax Act. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2019, we had a net operating loss carryforward for federal income tax purposes of approximately $1,721.7 million, portions of which will begin to expire in 2022. As of December 31, 2019, we had a total state net operating loss carryforward of approximately $1,221.3 million, portions of which will begin to expire in 2026. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.
We have federal research credits of approximately $94.8 million, which will begin to expire in 2020 and state research credits of approximately $49.4 million which have no expiration date. We have federal orphan drug credits of $17.7 million which will begin to expire in 2026. These tax credits are subject to the same limitations discussed above.
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
We file income tax returns in the U.S., California, Alabama, certain other states and India. Because of net operating losses and research credit carryovers, substantially all of our domestic tax years remain open and subject to examination. We are currently under examination in India for the fiscal years ending 2009, 2016, 2017 and 2018.

We have the following activity relating to unrecognized tax benefits (in thousands):

	December 31,
	2019	2018	2017
Beginning balance	$27,419	$20,483	$18,413
Tax positions related to current year
Additions:
Federal	1,365	2,019	1,206
State	48,493	3,645	1,666
Reductions	—	—	—
Tax positions related to prior year
Additions:
Federal	—	669	—
State	277	603	—
Foreign	—	—	—
Reductions	(144)	—	(802)
Settlements	—	—	—
Lapses in statute of limitations	—	—	—
Ending balance	$77,410	$27,419	$20,483

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months, we do not anticipate any significant changes to unrecognized tax benefits over the next twelve months. During the years ended December 31, 2019, 2018 and 2017, no significant interest or penalties were recognized relating to unrecognized tax benefits.
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
Our revenue is derived primarily from customers in the pharmaceutical and biotechnology industries. Revenue from UCB Pharma, Takeda, and AstraZeneca represented 28%, 19% and 17% of our revenue, respectively, for the year ended December 31, 2019. Revenue from BMS represented 89% of our revenue, for the year ended December 31, 2018. Revenue from Lilly and UCB Pharma represented 42% and 12% of our revenue, respectively, for the year ended December 31, 2017.
Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$27,093	$1,090,794	$190,810
Rest of World	87,524	102,529	116,901
Total revenue	$114,617	$1,193,323	$307,711

At December 31, 2019, $59.7 million, or approximately 92%, of the net book value of our property, plant and equipment was located in the United States and $5.3 million, or approximately 8%, was located in India. At December 31, 2018, $42.9 million, or approximately 88%, of the net book value of our property, plant and equipment was located in the United States and $5.9 million, or approximately 12%, was located in India.
Note 14 — Subsequent Event
On January 14, 2020, the FDA held an Advisory Committee meeting regarding our NDA for NKTR-181. The Advisory Committee voted against approval. We subsequently decided to withdraw our NDA and to make no further investments in this program. On February 26, 2020, the Audit Committee of our Board of Directors approved management’s plan for the wind-down of Inheris and the NKTR-181 program.
As a result, in the first quarter of 2020, we expect to incur charges of $45.0 million to $50.0 million, including non-cash charges of $19.7 million for the impairment of advance payments to contract manufacturers for commercial batches of NKTR-181, as well as other charges, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs.
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

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales	$4,398	$4,346	$5,558	$5,815	$6,295	$5,863	$4,256	$4,360
Total revenue	$28,222	$23,315	$29,218	$33,862	$38,018	$1,087,717	$27,762	$39,826
Cost of goods sold	$5,440	$5,018	$4,927	$5,989	$6,646	$5,522	$4,783	$7,461
Research and development expenses	$118,463	$106,686	$99,048	$110,369	$99,424	$88,334	$102,895	$108,883
Operating income (loss)	$(120,687)	$(110,970)	$(98,740)	$(109,638)	$(86,739)	$973,600	$(98,634)	$(100,295)
Net income (loss) (1)	$(119,632)	$(110,286)	$(98,585)	$(112,164)	$(95,792)	$971,460	$(96,143)	$(98,212)
Net income (loss) per share(1) (2)
Basic	$(0.69)	$(0.63)	$(0.56)	$(0.64)	$(0.60)	$5.67	$(0.56)	$(0.57)
Diluted	$(0.69)	$(0.63)	$(0.56)	$(0.64)	$(0.60)	$5.33	$(0.56)	$(0.57)
_______________________________________________________________

(1)
As discussed in Note 1, in the fourth quarter of 2019, we adopted ASU 2019-12, effective January 1, 2019, which affected previously reported amounts of net loss and net loss per share for the first three quarters of 2019. We have recast such amounts for the effects of adoption.

(2)	Quarterly income (loss) per share amounts may not total to the year-to-date income (loss) per share due to rounding.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2019, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As permitted by SEC Rule 10b5-1, certain of our executive officers, directors and other employees have or may set up a predefined, structured stock trading program with their broker to sell our stock. The stock trading program allows a broker acting on behalf of the executive officer, director or other employee to trade our stock during blackout periods or while such executive officer, director or other employee may be aware of material, nonpublic information, if the trade is performed according to a pre-existing contract, instruction or plan that was established with the broker when such executive officer, director or employee was not aware of any material, nonpublic information. Executive officers and directors can only sell our stock in accordance with our securities trading policy and pursuant to a stock trading program set up under Rule 10b5-1 (wherein “exercise and hold” and stock purchases are exempted, and sales outside such a program can proceed upon approval of the Nominating and Corporate Governance Committee of our Board of Directors. Employees who are not executive officers may trade our stock outside of the stock trading programs set up under Rule 10b5-1 subject to our securities trading policy.
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

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

4.4(28)	Description of Securities.

Exhibit Number	Description of Documents
10.1(8)	2000 Equity Incentive Plan, as amended and restated.++

10.2(8)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(8)	2008 Equity Incentive Plan, as amended and restated.++

10.4(8)	Discretionary Incentive Compensation Policy++

10.5(8)	Amended and Restated Change of Control Severance Benefit Plan.++

10.6(9)	2012 Performance Incentive Plan.++

10.7(10)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

10.8(11)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan.++

10.9(12)
Forms of Stock Option Agreement, Performance Stock Option Agreement, Non-Employee Director Stock Option Agreement, Restricted Stock Unit Agreement, Performance Restricted Stock Unit Agreement, and Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated 2017 Performance Incentive Plan.++

10.10(13)	Employee Stock Purchase Plan, as amended and restated.++

10.11(14)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.12(15)	401(k) Retirement Plan.++

10.13(16)	Form of Severance Letter for executive officers of the company.++

10.14(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.15(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.16(17)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.17(28)	Transition, Separation and General Release Agreement, dated as of January 9, 2020, by and between Stephen K. Doberstein and Nektar Therapeutics. ++

10.18(19)	Separation, Consulting and General Release Agreement effective as of October 15, 2019, by and between Nektar Therapeutics and John Nicholson.++

10.19(28)	Employment Agreement effective as of December 4, 2019, by and between Nektar Therapeutics and John Northcott.++

10.20(16)	Amended and Restated Built-to-Suit Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

Exhibit Number	Description of Documents
10.21(18)	Lease Agreement dated August 4, 2017, as amended by the First Amendment to Lease dated as of August 29, 2017, by and between ARE-San Francisco No. 19, LLC and Nektar Therapeutics.

10.22(20)
Settlement Agreement and General Release, dated June 30, 2006, by and between The Board of Trustees of the University of Alabama, The University of Alabama in Huntsville, Nektar Therapeutics AL, Corporation (a wholly-owned subsidiary of Nektar Therapeutics), Nektar Therapeutics and J. Milton Harris.

10.23(1)
Exclusive Research, Development, License and Manufacturing and Supply Agreement, by and among Nektar AL Corporation, Baxter Healthcare SA, and Baxter Healthcare Corporation, dated September 26, 2005, as amended.+

10.24(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.25(17)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.26(21)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.27(22)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

10.28(18)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.

10.29(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.30(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.31(23)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.32(24)	Amendment No. 1 to License Agreement dated effective as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.33(25)	Investor Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.34(25)	Strategic Collaboration Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.35(28)	Amendment No. 1 to Strategic Collaboration Agreement dated as of January 9, 2020, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.36(26)	Share Purchase Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.

10.37(27)	Office Lease, effective as of May 31, 2018, by and between Kilroy Realty Finance Partnership, L.P., and Nektar Therapeutics.

Exhibit Number	Description of Documents
21.1(28)	Subsidiaries of Nektar Therapeutics.

23.1(28)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(28)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(28)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_______________________________________________________________

+	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the Securities and Exchange Commission.

++	Management contract or compensatory plan or arrangement.

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

**	Inline XBRL information is filed herewith.

(1)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(3)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.

(5)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.

(6)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 12, 2019.

(7)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 6, 2015.

(8)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.

(9)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 17, 2015.

(10)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on December 17, 2015.

(11)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 27, 2018.

(12)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2018.

(13)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 27, 2014.

(14)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2012.

(15)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(16)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(17)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2010.

(18)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

(19)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

(20)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(21)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(22)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(23)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(24)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(25)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(26)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on February 14, 2018.

(27)	Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(28)	Filed herewith.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on February 27, 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD W. ROBIN	Chief Executive Officer, President and Director	February 27, 2020
Howard W. Robin	(Principal Executive Officer)

/s/ GIL M. LABRUCHERIE	Senior Vice President, Chief Operating Officer, and Chief Financial Officer	February 27, 2020
Gil M. Labrucherie	(Principal Financial Officer)

/s/ JILLIAN B. THOMSEN	Senior Vice President, Finance and Chief Accounting Officer	February 27, 2020
Jillian B. Thomsen	(Principal Accounting Officer)

/s/ ROBERT B. CHESS	Director, Chairman of the Board of Directors	February 27, 2020
Robert B. Chess

/s/ JEFFREY R. AJER	Director	February 27, 2020
Jeffrey R. Ajer

/s/ MYRIAM J. CURET	Director	February 27, 2020
Myriam J. Curet

/s/ KARIN EASTHAM	Director	February 27, 2020
Karin Eastham

/s/ R. SCOTT GREER	Director	February 27, 2020
R. Scott Greer

/s/ LUTZ LINGNAU	Director	February 27, 2020
Lutz Lingnau

/s/ ROY A. WHITFIELD	Director	February 27, 2020
Roy A. Whitfield