Form 10-Q
period 2020-03-31
NEKTAR THERAPEUTICS
filed 2020-05-08
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 177,989,857 on May 1, 2020.

NEKTAR THERAPEUTICS

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this quarterly report on Form 10-Q, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation, or success of our collaboration arrangements, timing of commercial launches and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation, any statements concerning estimates and predictions of the COVID-19 pandemic's impact on our business and clinical trials and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this quarterly report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this quarterly report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$227,035	$96,363
Short-term investments	1,118,847	1,228,499
Accounts receivable	42,031	36,802
Inventory	14,320	12,665
Advance payments to contract manufacturers	13,280	31,834
Other current assets	13,811	15,731
Total current assets	1,429,324	1,421,894
Long-term investments	185,900	279,119
Property, plant and equipment, net	62,307	65,665
Operating lease right-of-use assets	133,901	134,177
Goodwill	76,501	76,501
Total assets	$1,887,933	$1,977,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior secured notes, net and interest payable (see Note 9)	$254,144	$252,891
Accounts payable	21,789	19,234
Accrued compensation	22,412	11,467
Accrued clinical trial expenses	38,624	32,626
Accrued contract manufacturing expenses	8,579	7,304
Other accrued expenses	11,844	11,414
Operating lease liabilities, current portion	15,613	12,516
Deferred revenue, current portion	3,007	5,517
Other current liabilities	1,459	1,692
Total current liabilities	377,471	354,661
Operating lease liabilities, less current portion	142,297	142,730
Liability related to the sale of future royalties, net	69,185	72,020
Deferred revenue, less current portion	2,554	2,554
Total liabilities	591,507	571,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at March 31, 2020 or December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 177,863 shares and 176,505 shares outstanding at March 31, 2020 and December 31, 2019, respectively	17	17
Capital in excess of par value	3,306,655	3,271,097
Accumulated other comprehensive loss	(6,877)	(1,005)
Accumulated deficit	(2,003,369)	(1,864,718)
Total stockholders’ equity	1,296,426	1,405,391
Total liabilities and stockholders’ equity	$1,887,933	$1,977,356
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenue:
Product sales	$3,444	$4,398
Royalty revenue	9,719	11,390
Non-cash royalty revenue related to sale of future royalties	9,895	8,230
License, collaboration and other revenue	27,515	4,204
Total revenue	50,573	28,222
Operating costs and expenses:
Cost of goods sold	3,811	5,440
Research and development	108,987	118,463
General and administrative	26,217	25,006
Impairment of assets and other costs for terminated program	45,189	—
Total operating costs and expenses	184,204	148,909
Loss from operations	(133,631)	(120,687)
Non-operating income (expense):
Interest expense	(6,204)	(5,226)
Non-cash interest expense on liability related to sale of future royalties	(6,968)	(6,065)
Interest income and other income (expense), net	8,352	12,483
Total non-operating income (expense), net	(4,820)	1,192
Loss before provision for income taxes	(138,451)	(119,495)
Provision for income taxes	200	137
Net loss	$(138,651)	$(119,632)

Basic and diluted net loss per share	$(0.78)	$(0.69)
Weighted average shares outstanding used in computing basic and diluted net loss per share	177,185	173,859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(138,651)	$(119,632)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(5,121)	4,685
Net foreign currency translation gain (loss)	(751)	35
Other comprehensive income (loss)	(5,872)	4,720
Comprehensive loss	$(144,523)	$(114,912)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	173,530	$17	$3,147,925	$(6,316)	$(1,424,051)	$1,717,575
Shares issued under equity compensation plans	698	—	5,463	—	—	5,463
Stock-based compensation	—	—	25,385	—	—	25,385
Comprehensive loss	—	—	—	4,720	(119,632)	(114,912)
Balance at March 31, 2019	174,228	$17	$3,178,773	$(1,596)	$(1,543,683)	$1,633,511

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	176,505	$17	$3,271,097	$(1,005)	$(1,864,718)	$1,405,391
Shares issued under equity compensation plans	1,358	—	11,347	—	—	11,347
Stock-based compensation	—	—	24,211	—	—	24,211
Comprehensive loss	—	—	—	(5,872)	(138,651)	(144,523)
Balance at March 31, 2020	177,863	$17	$3,306,655	$(6,877)	$(2,003,369)	$1,296,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	2020	2019
Cash flows from operating activities:
Net loss	$(138,651)	$(119,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(9,895)	(8,230)
Non-cash interest expense on liability related to sale of future royalties	6,968	6,065
Stock-based compensation	25,236	25,385
Depreciation and amortization	4,502	3,077
Impairment of advance payments to contract manufacturers and equipment for terminated program	20,351	—
Accretion of premiums (discounts), net and other non-cash transactions	(1,289)	(3,183)
Changes in operating assets and liabilities:
Accounts receivable	(5,229)	319
Inventory	(1,655)	(397)
Operating leases, net	2,940	1,168
Other assets	1,067	4,209
Accounts payable	2,687	5,156
Accrued compensation	9,920	8,434
Other accrued expenses	7,716	774
Deferred revenue	(2,510)	(4,204)
Other liabilities	(233)	164
Net cash used in operating activities	(78,075)	(80,895)
Cash flows from investing activities:
Purchases of investments	(241,068)	(368,739)
Maturities of investments	439,735	362,249
Purchases of property, plant and equipment	(900)	(5,648)
Net cash provided by (used in) investing activities	197,767	(12,138)
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	11,077	4,894
Net cash provided by financing activities	11,077	4,894
Effect of foreign exchange rates on cash and cash equivalents	(97)	(14)
Net increase (decrease) in cash and cash equivalents	130,672	(88,153)
Cash and cash equivalents at beginning of period	96,363	194,905
Cash and cash equivalents at end of period	$227,035	$106,752
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,951	$4,805
Operating lease right-of-use asset recognized in exchange for lease liabilities	$2,133	$1,289
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Organization
We are a research-based biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our research and development pipeline of new investigational drugs includes investigational treatments for cancer and autoimmune disease.
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At March 31, 2020, we had approximately $1.5 billion in cash and investments in marketable securities. On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million. See Note 9 for additional information.
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Inheris Biopharma, Inc. (Inheris), Nektar Therapeutics (India) Private Limited (Nektar India) and Nektar Therapeutics UK Limited. We have eliminated all intercompany accounts and transactions in consolidation.
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
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three months ended March 31, 2020 and 2019.
The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2019 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We consider the effects of the COVID-19 pandemic in developing our estimates.
Actual results could differ materially from those estimates and assumptions. As appropriate, we assess our estimates each period, update them to reflect current information and generally recognize any changes in such estimates in the period first identified.
Reclassifications
In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 created an exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). Under the historical guidance, in this situation, an entity would record an income tax provision from other items, such as unrealized gains on available-for-sale securities reported in other comprehensive income, with an offsetting income tax benefit in continuing operations. Under ASU 2019-12, an entity would record no income tax provision. We elected to adopt ASU 2019-12 effective January 1, 2019 on a prospective basis in accordance with the guidance. Because we reported a net loss and unrealized gains on available-for-sale securities during 2019 and accordingly recorded a tax provision pursuant to the legacy guidance, we have recast such results from previously reported amounts. As a result, we eliminated the tax benefit in continuing operations and tax provision in other comprehensive income (loss), which totaled $1.1 million for the three months ended March 31, 2019.
Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not materially impact previously reported revenue, operating loss, net loss, total assets, liabilities or stockholders’ equity.

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
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones, other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. As of March 31, 2020, our accounts receivable includes $10.9 million under customer contracts from our collaboration partners and $31.2 million for unbilled net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS). As of December 31, 2019, our accounts receivable included $12.8 million from customer contracts and $24.0 million for unbilled net expense reimbursements from BMS. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable. We have not recorded a reserve for credit losses at March 31, 2020 or December 31, 2019.
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
For our available-for-sale securities, we have significant concentrations of issuers in the banking and financial services, automotive and food and beverage industries. While our investment policy requires that we only invest in highly-rated securities and limit our exposure to any single issuer, the COVID-19 pandemic may materially affect the financial conditions of issuers. Additionally, pursuant to our investment policy, we may sell securities before maturity if the issuer’s credit rating has been downgraded below our minimum credit rating requirements, which may result in a loss on the sale. As a result of the COVID-19 pandemic, we have begun to see an increase in credit downgrades for certain of our securities. Accordingly, if the COVID-19 pandemic or other factors result in downgrades below our minimum credit rating requirements and if we decide to sell these securities, we may experience losses on such sales.
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
When we enter into collaboration agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards of the arrangement. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our collaboration partner fall within the scope of other accounting literature. If we conclude that payments from the collaboration partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). However, if we conclude that our collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or general and administrative expense, based on where we present the underlying expense.
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
Milestone Payments: At the inception of the arrangement and at each reporting date thereafter, we assess whether we should include any milestone payments or other forms of variable consideration in the transaction price, based on whether a significant reversal of revenue previously recognized is not probable upon resolution of the uncertainty. Since milestone payments may become payable to us upon the initiation of a clinical study, filing for or receipt of regulatory approval or the first commercial sale of a product, we review the relevant facts and circumstances to determine when we should update the transaction price, which may occur before the triggering event. When we do update the transaction price for milestone payments, we allocate it on a relative standalone selling price basis and record revenue on a cumulative catch-up basis, which results in recognizing revenue for previously satisfied performance obligations in such period. Our partners generally pay development milestones subsequent to achievement of the triggering event.
Research and Development Services: For amounts allocated to our research and development obligations in a collaboration arrangement, we recognize revenue over time using a proportional performance model, representing the transfer of goods or services as we perform activities over the term of the agreement.
Research and Development Expense
Research and development costs are expensed as incurred and include salaries, benefits and other operating costs such as outside services, supplies and allocated overhead costs. We perform research and development for our proprietary drug candidates and technology development and for certain third parties under collaboration agreements. For our proprietary drug candidates and our internal technology development programs, we invest our own funds without reimbursement from a third party. Where we perform research and development activities under a joint development collaboration, such as our collaboration with BMS, we record the cost reimbursement from our partner as a reduction to research and development expense when reimbursement amounts are due to us under the agreement.
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
We record an accrued expense for the estimated costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process is sufficiently defined such that the resulting product can be considered the delivery of a good, as evidenced by predictive or contractually required yields in the production process or payment terms based on the actual yield, or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contracts. We recognize and amortize upfront payments and accrue liabilities based on the specific terms of each arrangement. Certain arrangements may provide upfront payments for certain stages of the arrangement and milestone payments for the completion of certain stages, and, accordingly, we may record advance payments for services that have not been completed or goods not delivered and liabilities for stages where the contract manufacturer is entitled to a milestone payment.
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
Impairment of Assets and Other Costs for Terminated Program
On January 14, 2020, the joint FDA Anesthetic Drug Products Advisory Committee and Drug Safety and Risk Management Committee did not recommend approval of our NDA for NKTR-181. As a result, we withdrew our NDA and decided to make no further investments in this program. On February 26, 2020, the Audit Committee of our Board of Directors approved management’s plan for the wind-down of Inheris and the NKTR-181 program.
As a result, in the three months ended March 31, 2020, we wrote off $19.7 million of advance payments to contract manufacturers for commercial batches of NKTR-181. We also incurred $25.5 million of additional costs, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs. We present these costs in the Impairment of assets and other costs for terminated program line in our Condensed Consolidated Statement of Operations.
Income Taxes
For the three months ended March 31, 2020 and 2019, our income tax expense primarily results from taxable income in our Nektar India subsidiary. We have fully reserved our U.S. federal deferred tax assets generated from our net operating losses, as we believe it is not more likely than not that the benefit will be realized.
Coronavirus Aid, Relief and Economic Security Act
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We do not expect that the CARES Act will have a material effect on our results of operations or financial position.

Recently Adopted Accounting Pronouncements
On January 1, 2020, we adopted Accounting Standards Update 2018-18: Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement. The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless those transactions are directly related to third-party sales. ASU 2018-18 is applied retrospectively to January 1, 2018, when we adopted ASC 606. Our adoption of ASU 2018-18 did not materially affect our revenue recognition.
On January 1, 2020, we adopted ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. As a result of adoption, we present these financial assets, which include our accounts receivable and available-for-sale debt securities, at the net amount we expect to collect. The amendment also requires that we record credit losses related to available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the historical, other-than-temporary-impairment model. Our adoption of ASU 2016-13 did not materially affect our Condensed Consolidated Financial Statements.

Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$227,035	$96,363
Short-term investments	1,118,847	1,228,499
Long-term investments	185,900	279,119
Total cash and investments in marketable securities	$1,531,782	$1,603,981
We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of March 31, 2020 and December 31, 2019, all of our long-term investments had maturities between one and two years.
During the three months ended March 31, 2020 and March 31, 2019, we sold no available-for-sale securities. The cost of securities sold is based on the specific identification method. To repay our senior notes and accrued interest of $254.8 million on April 13, 2020, we did not sell any available-for-sale securities.
We report our accrued interest receivable, which totaled $6.2 million and $6.5 million at March 31, 2020 and December 31, 2019, respectively, in other current assets on our Condensed Consolidated Balance Sheets.
Our portfolio of cash and investments in marketable securities includes (in thousands):

		March 31, 2020				December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$989,511	$736	$(4,010)	$986,237	$1,132,182
Corporate commercial paper	2	373,237	94	(108)	373,223	375,473
Available-for-sale investments		$1,362,748	$830	$(4,118)	$1,359,460	$1,507,655
Money market funds	1				158,080	83,546
Certificates of deposit	N/A				8,248	6,951
Cash	N/A				5,994	5,829
Total cash and investments in marketable securities					$1,531,782	$1,603,981

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
At December 31, 2019, our gross unrealized gains and losses totaled $2.1 million and $0.3 million, respectively.
Based on our procedures under the expected credit loss model, including an assessment of unrealized gains on our portfolio after March 31, 2020, we concluded that the unrealized losses for our marketable securities were not attributable to credit and therefore we have not recorded an allowance against for credit losses for these securities as of March 31, 2020.

Note 3 — Inventory
Inventory consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$1,198	$1,673
Work-in-process	11,463	8,267
Finished goods	1,659	2,725
Total inventory	$14,320	$12,665
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
Note 4 — Liability Related to Sale of Future Royalties
On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which are amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that is amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the three months ended March 31, 2020 and 2019, we recognized $9.9 million and $8.2 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA®, and we recorded $7.0 million and $6.1 million, respectively, of related non-cash interest expense.
We periodically assess the estimated royalty payments to RPI from UCB and Roche, and, to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different from our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. From inception through 2017, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. During the three months ended December 31, 2017, our estimate of the effective annual interest rate over the life of the agreement increased to 17.6%, which resulted in a prospective interest rate of approximately 21%.  During the three months ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 18.7%, which results in a prospective interest rate of 29%. During the three month period ended December 31, 2019, primarily as a result of increases in the forecasted sales of CIMZIA® and MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 19.5%, which results in a prospective interest rate of 38%. This rate remains unchanged for the three months ended March 31, 2020.
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
On October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on May 15, 2019. Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California naming the CEO, CFO and certain members of Nektar’s board. These class action and shareholder derivative actions assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue. All of these cases are in the early stages. Accordingly, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Condensed Consolidated Balance Sheets at either March 31, 2020 or December 31, 2019.
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
To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations, representations or warranties. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Condensed Consolidated Balance Sheets at either March 31, 2020 or December 31, 2019.
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
In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended March 31,
Partner	Drug or Drug Candidate	2020	2019
Bristol-Myers Squibb Company	Bempegaldesleukin	$25,000	$—
Eli Lilly and Company	NKTR-358	1,259	2,500
Amgen, Inc.	Neulasta®	1,250	1,250
Other		6	454
License, collaboration and other revenue		$27,515	$4,204
During the three months ended March 31, 2020 and 2019, we recognized $44.6 million and $19.6 million, respectively, of revenue for performance obligations that we had satisfied in prior periods. This amount includes all of our royalty revenue and non-cash royalty revenue, as well as the $25.0 million milestone received under our BMS Collaboration Agreement during the three months ended March 31, 2020 described below, because we had previously completed our performance obligations of granting the licenses.
The following table presents the changes in our deferred revenue balance from our collaboration agreements during the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
Deferred revenue—December 31, 2019	$8,071
Recognition of previously unearned revenue	(2,510)
Deferred revenue—March 31, 2020	$5,561
Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied.
As of March 31, 2020, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Eli Lilly and Company described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.
There have been no material changes to our collaboration agreements in the three months ended March 31, 2020, except as described below.
Bristol-Myers Squibb Company (BMS): Bempegaldesleukin, also referred to as NKTR-214
On February 13, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) and a Share Purchase Agreement with BMS, both of which became effective on April 3, 2018. The agreement replaced the Clinical Trial Agreement we had entered into in September 2016. Pursuant to these current agreements, we and BMS are jointly developing bempegaldesleukin, including, without limitation, in combination with BMS’s Opdivo® (nivolumab) and Opdivo® plus Yervoy® (ipilimumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize bempegaldesleukin on a worldwide basis. We retained the right to record all worldwide sales for bempegaldesleukin. We will share global commercialization profits and losses with BMS for bempegaldesleukin, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties share the internal and external development costs for bempegaldesleukin in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties share development costs for bempegaldesleukin in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar, and for bempegaldesleukin in a triplet combination with Opdivo® and Yervoy® 78% of costs to BMS and 22% to Nektar. The parties share costs for the manufacturing of bempegaldesleukin, 35% of costs to BMS and 65% to Nektar.
Upon the effective date of the BMS Collaboration Agreement in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion. We are eligible to receive additional cash payments up to a total of approximately $1.45 billion (including the milestones from Amendment No. 1 described below) upon the achievement of certain development and regulatory milestones and up to a total of $350.0 million upon the achievement of certain sales milestones. In April 2018, BMS also purchased 8,284,600 shares of our common stock pursuant to the Share Purchase Agreement for total additional cash consideration of $850.0 million.
On January 9, 2020, we and BMS entered into Amendment No. 1 (the Amendment) to the BMS Collaboration Agreement. Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. The cost sharing under the Amendment remains unchanged. Additionally, we are eligible to receive an additional non-refundable, non-creditable milestone payment of $25.0 million following the achievement of the first patient, first visit in the registrational adjuvant melanoma trial, studying the combination of bempegaldesleukin and Opdivo®. We are also eligible to receive non-refundable, creditable milestone payments of $25.0 million and $75.0 million following the achievement of the first patient, first visit in a registrational muscle-invasive bladder cancer trial and a registrational first-line non-small-cell lung cancer trial, respectively, in each case studying the combination of bempegaldesleukin and Opdivo®. For the two creditable milestones, BMS is entitled to deduct the amounts paid pursuant to these milestones from future development milestones due to us under the original agreement. On January 30, 2020, the milestone for the first patient, first visit milestone for the registrational muscle-invasive bladder cancer trial was achieved, and BMS paid us the $25.0 million milestone in March 2020.
We determined that the BMS Collaboration Agreement falls within the scope of ASC 808, and we analogized to ASC 606 for the accounting for our performance obligation of the delivery of the licenses to develop and commercialize bempegaldesleukin.
During 2018, we aggregated the total consideration of $1.85 billion received under the agreements and allocated it between the stock purchase and the revenue-generating elements, because we and BMS negotiated the agreements together and the effective date of the BMS Collaboration Agreement was dependent upon the effective date of the Share Purchase Agreement. We recorded the estimated fair value of the shares of $790.2 million in stockholders’ equity. We allocated the remaining $1,059.8 million to the transaction price of the collaboration agreement, which we recognized in 2018. We consider the future potential development, regulatory and sales milestones of up to approximately $1.8 billion to be variable consideration.
During the three months ended March 31, 2020, we updated the transaction price by $25.0 million for the achievement of the first patient, first visit in the registrational muscle invasive bladder cancer trial. Since we had already completed our sole performance obligations of delivery of the licenses, we recognized this $25.0 million in license, collaboration and other revenue during the three months ended March 31, 2020. We continue to exclude the other milestones from the transaction price as of March 31, 2020 due to the significant uncertainties involved with clinical development and regulatory approval. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808, and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three months ended March 31, 2020 and 2019, we recorded $30.7 million and $28.8 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. As of March 31, 2020, we have recorded an unbilled receivable of $31.2 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
Eli Lilly and Company (Lilly): NKTR-358
On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly), which became effective on August 23, 2017, to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the agreement, we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development milestones, (ii) will co-develop NKTR-358 with Lilly, for which we were responsible for completing Phase 1 clinical development and are responsible for certain drug product development and supply activities, (iii) will share with Lilly Phase 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by us, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive up to double-digit sales royalty rates that escalate based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.

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
Although we are entitled to significant development milestones under this arrangement, through March 31, 2020, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We have therefore determined the transaction price to consist of the upfront payment of $150.0 million in September 2017. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to our portion of the Phase 1 clinical development and $6.5 million to the drug product development.
We recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognized revenue for our portion of the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of March 31, 2020, we completed our performance obligations and we have no deferred revenue related to this agreement.
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
This Hemophilia A program includes ADYNOVATE®, which was approved by the United States Food and Drug Administration (FDA) in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S., the European Union, and many other countries. As a result of the marketing authorization in the EU in January 2018, we earned a $10.0 million development milestone, which we received in March 2018. During 2018, we earned an additional $10.0 million milestone for annual sales of ADYNOVATE®/ ADYNOVI™ reaching a certain specified amount. In addition, we are entitled to an additional sales milestone upon achievement of an annual worldwide net sales target and royalties based on worldwide net sales of products resulting from this agreement.
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
Our remaining unsatisfied performance obligation consists of our ongoing supply of PEGylation materials at a price less than the standalone selling price of these materials. As of March 31, 2020, our deferred revenue from this arrangement is not significant.

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
We determined that our obligation to manufacture and supply our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of March 31, 2020, we have deferred revenue of approximately $2.9 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.
AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118
In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization costs and related decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of March 31, 2020, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK®.
In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under our license agreement with AstraZeneca, we and AstraZeneca share the upfront payment, market access milestone payments, royalties and sales milestone payments made by Kirin to AstraZeneca with AstraZeneca receiving 60% and Nektar receiving 40%.
As of March 31, 2020, we do not have deferred revenue related to our agreement with AstraZeneca.
In April 2020, AstraZeneca announced that it had sublicensed its global commercialization rights for MOVANTIK®, excluding Europe, Canada and Israel, to RedHill Biopharma. This sublicense does not change our rights under the agreement with AstraZeneca and our royalty rate, royalty term and future potential sales milestones remain unchanged.
Other
In addition, as of March 31, 2020, we have other collaboration agreements, including with our collaboration partner UCB Pharma, under which we are entitled to up to a total of $40.0 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of March 31, 2020, we have deferred revenue of approximately $2.0 million related to these other collaboration agreements.
Note 7 — Stock-Based Compensation
We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2020	2019
Cost of goods sold	$761	$820
Research and development	15,453	16,623
General and administrative	7,997	7,942
Impairment of assets and other costs for terminated program	1,025	$—
Total stock-based compensation	$25,236	$25,385

The stock-based compensation expense reported in impairment of assets and other costs for terminated program results from executive severance, which we are currently accounting for as a liability award. However, we expect to settle this award in stock in the second quarter of 2020.
We issued stock-based awards and resulting shares of our common stock as follows (shares in thousands):

	Three months ended March 31,
	2020	2019
Options granted	49	20
Weighted-average grant-date fair value of options granted	$11.88	$25.51
RSUs granted	245	133
Weighted-average grant-date fair value of RSUs granted	$18.91	$40.95
Shares issued under equity compensation plans	1,358	698

Note 8 — Net Loss Per Share
We calculate basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented and calculate diluted net loss per share based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities. For all periods presented in the accompanying Condensed Consolidated Statements of Operations, our net loss available to common stockholders equals the reported net loss.
For the three months ended March 31, 2020 and 2019, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three months ended March 31, 2020 and March 31, 2019, potentially dilutive securities consisted of the weighted-average common shares underlying outstanding stock options and RSUs, which totaled 18.8 million and 18.9 million shares, respectively.
Note 9 — Subsequent Event
On October 5, 2015, we completed the sale and issuance of $250.0 million in aggregate principal amount of 7.75% senior secured notes due 2020 (the Notes). The Notes were secured by a first-priority lien on substantially all of our assets (except our right-of-use assets) and bore interest at a rate of 7.75% per annum payable in cash quarterly in arrears on January 15, April 15, July 15, and October 15 of each year. Interest was calculated based on actual days outstanding over a 360 days year. The Notes were to mature on October 5, 2020, at which time the outstanding principal would be due and payable.
On April 13, 2020, we redeemed the Notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million. As a result of the redemption and repayment, the liens discussed above were terminated.

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
On January 9, 2020, we and BMS entered into an Amendment No. 1 (the Amendment) to the Collaboration Agreement. dated February 13, 2018 (the BMS Collaboration Agreement). Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. Specifically, pursuant to the updated Collaboration Development Plan, bempegaldesleukin in combination with Opdivo® is currently being evaluated in ongoing registrational trials in first-line metastatic melanoma, first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), and muscle-invasive bladder cancer, and also includes an additional registrational trial in adjuvant melanoma, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with axitinib in first line RCC in order to support a future Phase 3 registrational trial. Several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are either currently underway or planned to begin in 2020. Also, as specifically allowed under the BMS Collaboration Agreement, Nektar is independently studying bempegaldesleukin and pembrolizumab in a non-small cell lung cancer (NSCLC) Phase 1/2 trial, and BMS plans to independently study bempegaldesleukin and Opdivo® in a NSCLC dose-optimization Phase 1/2 trial that BMS plans to begin in 2020.
The Amendment did not alter the cost-sharing methodology under the BMS Collaboration Agreement. The parties share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share clinical development costs for bempegaldesleukin in combination with Opdivo®, BMS 67.5% and Nektar 32.5%. For costs of manufacturing bempegaldesleukin, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. BMS supplies Opdivo® free of charge. We also share commercialization related costs, 35% BMS and 65% Nektar, which we present in general and administrative expense. Our share of development costs is limited to an annual cap of $125.0 million. To the extent this annual cap is exceeded, we will recognize our full share of the research and development expense and BMS will reimburse us for the amount over the annual cap which will be recorded as a contingent liability. This contingent liability will be paid to BMS only if bempegaldesleukin is approved and solely by reducing a portion of our share of net profits following the first commercial sale of bempegaldesleukin. The BMS Collaboration Agreement entitles Nektar to receive up to $1.455 billion of clinical, regulatory and commercial launch milestones, $650.0 million of which are associated with approval and launch of bempegaldesleukin in its first indication in the U.S., EU and Japan (subject to $100.0 million in creditable milestone payments). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future results of operations and financial condition.
In addition, under the Amendment, we are entitled to an additional $25.0 million non-refundable, non-creditable milestone payment following the achievement of the first-patient, first-visit milestone in the registrational adjuvant melanoma trial studying bempegaldesleukin and Opdivo®. We are also eligible to receive non-refundable, creditable milestone payments of $25.0 million and $75.0 million following the achievement of the first-patient, first-visit milestone in the registrational muscle-

invasive bladder cancer trial (achieved in January 2020) and the first-patient, first-visit milestone in a registrational first-line non-small-cell lung cancer trial, respectively, in each case studying the combination of bempegaldesleukin and Opdivo®.
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
We are also advancing other molecules, including NKTR-262 and NKTR-255, in our I-O portfolio. NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APCs), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic bempegaldesleukin in order to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. The Phase 1/2 dose-escalation and expansion trial of NKTR-262 in patients with solid tumors is currently ongoing. NKTR-255 is a biologic that targets the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody dependent cellular cytoxicity molecules as well as enhance CAR-T therapies. We have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. We are also designing other clinical trials in both liquid and solid tumor settings.
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
We were developing NKTR-181 for the treatment of chronic low back pain in adult patients and had submitted an NDA for NKTR-181. At the FDA advisory committee meeting held on January 14, 2020, the joint FDA Anesthetic Drug Products Advisory Committee and Drug Safety and Risk Management Committee did not recommend approval of NKTR-181, and, as a result, we withdrew the NDA and decided to make no further investment commitments to this program.
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
We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements including the BMS Collaboration Agreement, pursuant to which we recognized $1.06 billion in revenue and recorded $790.2 million in additional paid in capital for shares of our common stock issued in the transaction. While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, including the potential $1.43 billion in development and regulatory milestones under the BMS collaboration, in the medium- to long-term, our plan is to generate significant commercial revenue from proprietary products including bempegaldesleukin. Since we do not have experience commercializing products or an established commercialization organization, there will be substantial risks and uncertainties in future years as we build commercial, organizational, and operational capabilities.
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

Effects of the COVID-19 Pandemic
During the first quarter of 2020, a novel strain of coronavirus (SARS-CoV-2) that was first identified in Wuhan, China spread to other countries. In March 2020, COVID-19, the disease resulting from coronavirus infection, was declared a global pandemic. Many countries, including the United States and India, have taken steps to slow or moderate the spread of the virus. These steps include, among others, restricting travel, closing schools, and issuing shelter-in-place orders. It remains unclear how long these measures will remain in place and whether these measures will be effective.

Currently, with respect to the operation of our facilities, we are closely adhering to applicable guidelines and orders. Essential operations in research, manufacturing and maintenance that occur within our facilities are continuing in accordance with the permissions granted under government ordinances. Across all our locations, we have instituted a temporary work from home policy for all office personnel who do not need to work on site to maintain productivity. At this time, we have not identified a material change to our productivity as a result of these measures, but this could change, particularly if restricted travel, closed schools, and shelter-in-place orders are not removed or significantly eased.
The safety and well-being of our employees, and the patients and healthcare providers in our clinical trial programs, are of first and foremost importance to us. We believe that the safety measures we are taking and instructing our contractors to take in response to the COVID-19 pandemic meet or exceed the guidance and requirements issued from government and public health officials.
We and our partners are currently engaged in the clinical testing of our proprietary drug candidates and the COVID-19 pandemic introduces significant challenges to our clinical development programs which are central to our business. The evolving situation around the COVID-19 pandemic, along with the resulting public health guidance measures that have been put into place, have thus far had varying impacts on the clinical testing of our proprietary drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the COVID-19 pandemic. The rapid development and fluidity of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect this disease will have on our clinical trials, our operations and our business. As a result, any current assessment of the effects of the COVID-19 pandemic, including the impact of this disease on our specific clinical programs as discussed below, is difficult to predict and subject to change.
Specifically, for the ongoing registrational clinical trials studying the combination of bempegaldesleukin and Opdivo® in cancer indications being led by Nektar (such as RCC and first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer), although we have not seen evidence to date that the COVID-19 pandemic has had a significant impact on enrollment for these trials, the future impact of the COVID-19 pandemic on these trials is very difficult to predict and, with regard to individual clinical trial sites within these studies, will likely vary by the geographic region in which they are located.
For Nektar’s Phase 1/2 trial studying bempegaldesleukin and pembrolizumab in NSCLC, the COVID-19 pandemic has delayed the initiation of certain investigator sites in Europe, which has been identified as an important location for enrollment in this trial. Based on present estimates, we currently expect to have initial safety as well as preliminary overall response rate data for an initial set of patients in the dose-escalation and NSCLC cohorts of this study by the end of 2020 or the first quarter of 2021.
With regard to Nektar’s ongoing clinical studies of NKTR-262 (the Phase 1/2 REVEAL study) and NKTR-255, these studies have thus far largely remained on track although we have experienced some challenges with new investigator site initiations. Nonetheless, the ongoing COVID-19 pandemic could still impact the timely completion of these studies by approximately three months.
For clinical studies of our proprietary drug candidates being run by our partners, BMS has announced that, due to the COVID-19 pandemic, it has continued enrolling at existing investigator sites but paused initiation of new investigator sites for all of its studies, which include the first-line melanoma study and the muscle-invasive bladder cancer study, both evaluating the combination of bempegaldesleukin and Opdivo®. As a result, we expect the COVID-19 pandemic to likely delay the projected study endpoints, study enrollment rates and study starts for these BMS-led studies by between three to six months if new investigator sites cannot be quickly initiated. Our partner Lilly, which is running clinical trials of NKTR-358, temporarily suspended recruitment for clinical trials during the COVID-19 pandemic. As a result, we also expect the timelines for projected study endpoints, study enrollment rates and study starts will have likely delays of between three to six months for ongoing and additional NKTR-358 clinical studies if mitigation strategies (e.g., initiating new trial sites in low or minimally impacted COVID-19 pandemic areas) are not successful.
With regard to our IND-enabling research, although the COVID-19 pandemic has caused us to reduce the number of employees working at our sites, a subset of our research-based employees continues to conduct laboratory work in our research facilities (which is permitted under the applicable government ordinances). As a result, we continue to make progress in the identification of new drug candidates.
In an effort to mitigate the negative effects of the COVID-19 pandemic on our clinical trials (both in terms of clinical trial timelines and integrity of clinical study data), we have taken steps to help our clinical trial investigators and their teams continue to provide care and uninterrupted access to their patients. Particularly, in the context of our clinical trials directed to investigational cancer treatments, for example, we are actively working with our study sites to implement measures to prevent study protocol violations, to minimize any disruption of treatment visits, to accommodate for patient visit delays caused by limited access to healthcare facilities, to leverage alternative methods for maintaining clinical trial integrity, and to properly record patient event data that may be influenced by the COVID-19 pandemic.
In this respect, we are also incorporating recent direction and flexibility provided by regulatory authorities, including the United States Food and Drug Administration in its March 18, 2020 Guidance (updated April 16, 2020) entitled “FDA Guidance on Conduct of Clinical Trials of Medicinal Products during COVID-19 Pandemic.” This Guidance is continually being updated by FDA and updates can be found on the FDA’s website at www.fda.gov. In addition, we may refer to guidance documents from other regulatory agencies, such as, for example, the European Medicines Agency’s “Implications of coronavirus disease (COVID-19) on methodological aspects of ongoing clinical trials” found on www.ema.europa.eu, which are also continually being updated.
With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months.

Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of March 31, 2020, we had approximately $1.5 billion in cash and investments in marketable securities. On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million. See Note 9 to our Condensed Consolidated Financial Statements for additional information.
Results of Operations
Three Months Ended March 31, 2020 and 2019
Revenue (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Product sales	$3,444	$4,398	$(954)	(22)%
Royalty revenue	9,719	11,390	(1,671)	(15)%
Non-cash royalty revenue related to sale of future royalties	9,895	8,230	1,665	20%
License, collaboration and other revenue	27,515	4,204	23,311	>100%
Total revenue	$50,573	$28,222	$22,351	79%
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
Product sales decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in product demand from our collaboration partners. We expect product sales for the full year of 2020 to be lower than 2019 due to this decrease in demand. At this time, we do not anticipate that effects of the COVID-19 pandemic will impact our product sales.
Royalty Revenue
We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue for the three months ended March 31, 2020 decreased as compared to the three months ended March 31, 2019 due to a decrease in net sales by our collaboration patners. At this time, we cannot estimate the effects of the COVID-19 pandemic on the net sales of the commercial products of our collaboration partners and our resulting royalty revenues.
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
License, collaboration and other revenue increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to the recognition of the $25.0 million milestone for the first patient, first visit in the registrational muscle invasive bladder cancer trial under our BMS Collaboration Agreement. We expect that our license, collaboration and other revenue will increase significantly in the full year of 2020 compared to 2019 as a result of the recognition of this milestone and the potential recognition of the $25.0 million milestone for the first patient, first visit in the registrational adjuvant melanoma trial, both under our BMS Collaboration Agreement.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for discussion of the risks associated with the complex nature of our collaboration agreements.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Cost of goods sold	$3,811	$5,440	$(1,629)	(30)%
Product gross profit	(367)	(1,042)	675	(65)%
Product gross margin	(11)%	(24)%
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
Product gross margin was negative for the three months ended March 31, 2020 and March 31, 2019. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three months ended March 31, 2020 and 2019, the royalty revenue from this collaboration exceeded the related negative gross profit.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We currently expect product gross margin to be negative in 2020 as a result of the manufacturing arrangement described above.
Research and Development Expense (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Research and development expense	$108,987	$118,463	$(9,476)	(8)%
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

Research and development expense decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to pre-commercial manufacturing costs for NKTR-181 that we incurred during the three months ended March 31, 2019. Although we continued pre-commercial manufacturing activities for NKTR-181 during 2019 and early 2020, we present the costs of these activities for the three months ended March 31, 2020 in the Impairment of assets and other costs related to terminated program line in our Condensed Consolidated Statements of Operations as a result of our decision to withdraw our NDA for NKTR-181. The costs of our clinical development program, including bempegaldesleukin, NKTR-358, NKTR-262 and NKTR-255, were consistent between the three months ended March 31, 2020 compared to the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, we recorded net reductions to research and development expense for BMS’s reimbursements of our costs of $30.7 million and $28.8 million, respectively. Under the BMS Collaboration Agreement, BMS generally bears 67.5% of development costs for bempegaldesleukin in combination with Opdivo® and 35% of costs for manufacturing bempegaldesleukin. Please see Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our BMS Collaboration Agreement.
We expect research and development expense to increase for 2020 compared to 2019 primarily as a result of advancing development of bempegaldesleukin under the BMS Collaboration Agreement. In addition, we are collaborating with Lilly to develop NKTR-358, and Lilly is planning additional studies, which are expected to begin in 2020, for which we are responsible for 25% of costs. We are continuing to enroll patients in a dose-escalation Phase 1/2 study for NKTR-262 in combination with bempegaldesleukin. We are also continuing our Phase 1 dose-escalation studies for NKTR-255 in multiple myeloma and non-Hodgkin lymphoma. The timing and amount of our future clinical investments will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of potential collaboration partnerships (if any) for these programs.
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

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our drug candidates through clinical development, each drug candidate must be tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical studies for our drug candidates that take several years to complete. The cost and time required to complete clinical trials may vary significantly over the life of a clinical development program as a result of a variety of factors, including but not limited to:
•the number of patients required for a given clinical study design;
•the length of time required to enroll clinical study participants;
•the number and location of sites included in the clinical studies;
•the clinical study designs required by the health authorities (i.e. primary and secondary endpoints as well as the size of the study population needed to demonstrate efficacy and safety outcomes);
•the potential for changing standards of care for the target patient population;
•the competition for patient recruitment from competitive drug candidates being studied in the same clinical setting;
•the costs of producing supplies of the drug candidates needed for clinical trials and regulatory submissions;
•the safety and efficacy profile of the drug candidate;
•the use of clinical research organizations to assist with the management of the trials; and
•the costs and timing of, and the ability to secure, approvals from government health authorities.
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
As noted above, the evolving situation around the COVID-19 pandemic has had varying impacts on the clinical testing of our proprietary drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the pandemic. We currently believe that we could experience delays of approximately three months for earlier stage Nektar-run clinical studies (such as the Phase 1/2 trial studying bempegaldesleukin and pembrolizumab in NSCLC). In addition, for clinical studies involving our proprietary drug candidates that are run by our partners, we currently expect adjustments of timelines for projected study endpoints, study enrollment rates and study starts will likely be delayed from three to six months. As a result of these delays and potential delays, we may incur additional costs associated with these clinical trials. At this time, we cannot estimate if such increases would have a material effect on our results of operations or financial position.
The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A. Risk Factors. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from a collaboration arrangement or the commercialization of a drug candidate.
General and Administrative Expense (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
General and administrative expense	$26,217	$25,006	$1,211	5%
General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. General and administrative expense increased marginally during the three months ended March 31, 2020 compared with the three months ended March 31, 2019. We expect general and administrative expenses in the full year of 2020 to increase compared to 2019, primarily due to increased personnel costs as we begin a stage appropriate build of our commercial capability to launch and co-commercialize bempegaldesleukin with BMS as early as 2021. At this time, we do not anticipate that the effects of the COVID-19 pandemic will materially affect our general and administrative expense.
Impairment of Assets and Other Costs for Terminated Program (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Impairment of assets and other costs for terminated program	$45,189	$—	$45,189	100%
On January 14, 2020, the joint FDA Anesthetic Drug Products Advisory Committee and Drug Safety and Risk Management Committee did not recommend approval of our NDA for NKTR-181. As a result, we withdrew our NDA and decided to make no further investments in this program. On February 26, 2020, the Audit Committee of our Board of Directors approved management’s plan for the wind-down of Inheris and the NKTR-181 program.
As a result, in the three months ended March 31, 2020, we wrote off $19.7 million of advance payments to contract manufacturers for commercial batches of NKTR-181. We also incurred $25.5 million of additional costs, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs.
Interest Expense (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest expense	$6,204	$5,226	$978	19%
Interest expense during the three months ended March 31, 2020 and 2019 primarily consists of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes is calculated based on actual days outstanding over a 360 day year. Interest expense for the three months ended March 31, 2020 is consistent with interest expense for the three months ended March 31, 2019. On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million. As a result, we will incur no interest expense after the repayment date.

Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Three Months Ended March 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Non-cash royalty revenue related to sale of future royalties	$9,895	$8,230	$1,665	20%
Non-cash interest expense on liability related to sale of future royalties	6,968	6,065	903	15%
For a discussion of the sale of future royalties for CIMZIA® and MIRCERA®, see Note 4 to our Condensed Consolidated Financial Statements.
As discussed in Note 4, we continue to recognize non-cash royalty revenue, which increased for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 due to increases in sales of CIMZIA® and MIRCERA®. Non-cash interest expense increased for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 due to an increase in the estimated implicit interest rate over the life of the transaction. When forecasted future revenues rise, this results in an increase to the estimated implicit interest rate over the life of the transaction, which, in turn, increases the prospective effective interest rate in the current and future periods.
We recognized non-cash interest expense at an effective rate of 29% for the three months ended March 31, 2019, reflecting the estimated implicit interest rate over the life of the transaction of approximately 18.7%. During the fourth quarter of 2019, due to sustained increases in the forecasted sales of CIMZIA® and MIRCERA®, we increased our estimated implicit interest rate over the life of the agreement from 18.7% to approximately 19.5%, which resulted in a prospective interest rate of 38%. The rate remained unchanged during the three months ended March 31, 2020.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the non-cash interest expense. To date, we have amortized $43.4 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $70.6 million of the net proceeds. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively. At this time, we cannot estimate the effects of the COVID-19 pandemic on net sales of CIMZIA® and MIRCERA® and the resulting effects on our non-cash royalty revenue and potential effects on our estimated implicit rate for non-cash interest expense.

Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest income and other income (expense), net	$8,352	$12,483	$(4,131)	(33)%
Interest income and other income (expense) decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to lower investment balances which have been utilized to fund our operations as well as decreases in market interest rates. We expect that our interest income and other income (expense), net will decrease for 2020 compared to 2019 for these same reasons, including lower investment balances due to our repayment of our senior notes on April 13, 2020. Additionally, due to the COVID-19 pandemic, the effective interest rate earned on new investments purchased as existing securities in our portfolio mature may be lower than historical interest rates.

Income Tax Expense

	Three Months Ended March 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Provision for income taxes	$200	$137	$63	46%
For the three months ended March 31, 2020 and 2019, our income tax expense primarily resulted from taxable income in our Nektar India subsidiary. We have fully reserved our U.S. federal deferred tax assets generated from our net operating losses, as we believe it is not more likely than not that the benefit will be realized.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At March 31, 2020, we had approximately $1.5 billion in cash and investments in marketable securities. As noted above, on April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million.
We estimate that we have working capital to fund our current business plans for the next twelve months. We expect the clinical development of our proprietary drug candidates including bempegaldesleukin, NKTR-358, NKTR-262 and NKTR-255 will continue to require significant investment to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In April 2018, we received a total of $1.85 billion from BMS including a $1.0 billion upfront payment and an $850.0 million premium investment in our common stock. In July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly and other existing and future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In particular, under the BMS Collaboration Agreement, we are entitled to $1.45 billion of clinical, regulatory and commercial launch milestones, $650.0 million of which are associated with approval and launch of bempegaldesleukin in its first indication in the U.S., EU and Japan (subject to $100.0 million in creditable payments based on clinical milestones that could occur prior to the approval and launch of bempegaldesleukin). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future liquidity and capital resources. We have no credit facility or any other sources of committed capital.
In the short term, we do not anticipate that the effects of the COVID-19 pandemic will have a material effect on our results of operations or financial position since we do not generate significant cash flows from recurring revenues and our revenues are generally less affected by shelter-in place or similar orders. However, if the effects of the COVID-19 pandemic delay the commencement or enrollment of patients in our clinical trials, the completion of these trials may also be delayed, which in turn may delay our ability to file for regulatory approval and commercialize these products (if approved) or enter into collaboration agreements.
Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. At March 31, 2020, the average time to maturity of the investments held in our portfolio was approximately six months. To date we have not experienced any liquidity issues with respect to these securities. We utilized proceeds of investments that had matured to repay $254.8 million for our senior notes and accrued interest on April 13, 2020. We believe that, even allowing for potential liquidity issues with respect to these securities and the effect of the COVID-19 pandemic on the financial markets, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.
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
Cash flows from operating activities
Cash flows used in operating activities for the three months ended March 31, 2020 totaled $78.1 million, which includes $98.1 million of net operating cash uses as well as $5.0 million for interest payments on our senior secured notes, partially offset by the receipt of the $25.0 million milestone payment from BMS for the achievement of the first patient, first visit in the registrational muscle invasive bladder cancer trial.
Cash flows used in operating activities for the three months ended March 31, 2019 totaled $80.9 million, which includes $86.0 million of net operating cash uses as well as $4.9 million for interest payments on our senior secured notes, partially offset by the receipt of a $10.0 million sales milestone payment from our collaboration agreement with Baxalta.
We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, will increase in the full year of 2020 compared to 2019 primarily as a result of increased research and development expenses.
Cash flows from investing activities
We paid $0.9 million and $5.6 million for the purchase or construction of property, plant and equipment in the three months ended March 31, 2020 and 2019, respectively. The decrease for the three months ended March 31, 2020 compared with 2019 resulted from the construction of leasehold improvements at our facilities lease on Third St. during 2019. We expect our capital expenditures in the full year of 2020 to decrease significantly compared with 2019, primarily due to the completion of the construction of these leasehold improvements.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $11.1 million and $4.9 million in the three months ended March 31, 2020 and 2019, respectively.
On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million. See Note 9 to our Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
Other than the repayment of our senior notes, there were no material changes outside the ordinary course of business during the three months ended March 31, 2020 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC.
Off-Balance Sheet Arrangements
We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.
Item 1A. Risk Factors
Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock and our ability to repay our senior secured notes could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K

for the year ended December 31, 2019, including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.
Risks Related to Our Business
We are highly dependent on the success of bempegaldesleukin, our lead I-O candidate. We are executing a clinical development program for bempegaldesleukin and clinical and regulatory outcomes for bempegaldesleukin, if not successful, will significantly harm our business.
Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize bempegaldesleukin. In general, most investigational drugs, including I-O drug candidates such as bempegaldesleukin, do not become approved drugs. Accordingly, there is a very meaningful risk that bempegaldesleukin will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. To date, reported clinical outcomes from bempegaldesleukin have had a significant impact on our market valuation, and business prospects and we expect this to continue in future periods. If one or more clinical studies of bempegaldesleukin are delayed (as a result of, for example, our collaboration partner causing a delay of the initiation of one or more clinical trials for reasons outside of our control) or not successful, it would materially harm our market valuation, prospects, financial condition and results of operations. For example, under the BMS Collaboration Agreement, we are entitled to up to $1.455 billion in development milestone payments that are based upon clinical and regulatory successes from the bempegaldesleukin development program. One or more failures in bempegaldesleukin studies could jeopardize such milestone payments, and any product sales or royalty revenue or commercial milestone payments that we would otherwise be entitled to receive could be reduced, delayed or eliminated.
Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in regulatory approvals and jeopardize the ability to proceed to commercialization.
We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating bempegaldesleukin, including trials evaluating bempegaldesleukin as a potential combination treatment with BMS’s Opdivo® as well as other ongoing and planned combination trials. Our partner Lilly has initiated clinical Phase 1b studies of NKTR-358 for indications in systemic lupus erythematosus, psoriasis and atopic dermatitis. We also continue to enroll patients in a Phase 1/2 study evaluating bempegaldesleukin in combination with NKTR-262 in patients with solid tumors.  In addition, we have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:
•delays in obtaining regulatory authorization to commence a clinical study;
•delays in reaching agreement with applicable regulatory authorities on a clinical study design;
•for product candidates (such as bempegaldesleukin and NKTR-358) partnered with other companies, delays caused by our partner;
•imposition of a clinical hold by the FDA or other health authorities, which may occur at any time including after any inspection of clinical trial operations or trial sites;
•suspension or termination of a clinical study by us, our partners, the FDA or foreign regulatory authorities due to adverse side effects of a drug on subjects in the trial;
•delays in recruiting suitable patients to participate in a trial;
•delays in having patients complete participation in a trial or return for post-treatment follow-up;
•clinical sites dropping out of a trial to the detriment of enrollment rates;
•delays in manufacturing and delivery of sufficient supply of clinical trial materials;
•changes in regulatory authorities policies or guidance applicable to our drug candidates;
•delays caused by changing standards of care or new treatment options; and
•delays caused by the COVID-19 pandemic (See also the risk factor in this Item 1A titled “Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic”).
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
Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.
Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and these health epidemics could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, India and all European countries. In March 2020, the COVID-19 outbreak was declared a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease. In addition, we have implemented work from home policies for most employees. The effects of the shelter-in-place order and our work from home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Although we have taken precautions to avoid the spread of the coronavirus among our employees, it is possible one or more members of our workforce will be diagnosed with COVID-19, which could adversely impact our operations. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.
Quarantines, shelter-in-place and similar government orders designed to slow or moderate the spread of the coronavirus or other infectious diseases, and even the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact the availability and productivity of personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, any of which could disrupt our supply chain. For example, any manufacturing or supply chain interruptions of our proprietary drugs, or the comparator drugs used in our clinical trials, could adversely affect our ability to conduct ongoing and future clinical trials of our drug product candidates.
In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation, patient screening and patient enrollment may be delayed due to, for example, prioritization of hospital resources toward the COVID-19 pandemic.

Some patients who are successfully enrolled in clinical trials involving our drug candidates may not be able to comply with clinical trial protocols due to, for example, shelter-in-place orders impeding movement, disrupted healthcare services, or health issues for suspected or confirmed COVID-19 status. Similarly, our ability to recruit and retain patients and principal investigators and site staff, all of whom may have heightened risk for COVID-19, could adversely impact our clinical trial operations.
Although we are implementing measures to maintain the integrity of our clinical trials, there is no guarantee that we will prevent all study protocol violations, missed study treatment visits, and other influences that jeopardize reliability and validity of our clinical trial data. If a regulatory authority determines our clinical trial data lacks integrity, there is no guarantee that we will have a remedy to correct or otherwise address the deficiency. Even if such a remedy is identified, the cost for implementing the remedy could be prohibitively expensive, time consuming, or both. As a consequence, a clinical study of our proprietary drug candidate in which the integrity of the clinical study is questioned or doubted may require lengthy and costly remediation measures (such as, for example, repeating the study), thereby causing substantial harm to our business.
Also, the COVID-19 pandemic could postpone necessary interactions with regulators regarding our drug candidates in development and could delay review or approval of our regulatory submissions.
As a result of the increase of telehealth, work from home, and virtual meetings being necessitated by the COVID-19 pandemic, the risk for disruptions caused by cyber attacks is increased. Safeguards such as firewalls and other security measures that work well when employees are located within our facilities may not work as effectively when those employees are working remotely, and there is no guarantee that these and other cybersecurity safeguards will successfully prevent all cyber attacks. If we, our partners, our suppliers, or our contractors experience a cyberattack, experience data accessibility issues, or encounter communication disruptions, our business may suffer as a result of the loss or theft of our important data, and we may be liable for compromising the protection of personal data.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
The rapid development and fluidity of the COVID-19 pandemic results in a substantial number of individual variables that could cause a negative impact on our operations and our business, thereby precluding useful predictions as to how this pandemic will ultimately affect us. Thus, any current assessment of the effects of the COVID-19 pandemic, including the impact of this disease on our clinical trial timelines, is subject to change. We do not yet know the full extent of potential impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material negative impact on our operations and our business.
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
Breakthrough therapy designation is intended to expedite the development and review of drug candidates that are designed to treat serious or life-threatening diseases when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a drug candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the drug candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review.
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
If we or our contract manufacturers are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, it could delay our or our collaboration partners’ clinical studies or result in a breach of our contractual obligations, which could in turn reduce the potential commercial sales of our or our collaboration partners’ products. As a result, we could incur substantial costs and damages and any product sales or royalty revenue that we would otherwise be entitled to receive could be reduced, delayed or eliminated. In most cases, we rely on contract manufacturing organizations to manufacture and supply drug product for our clinical studies and those of our collaboration partners. The manufacturing of drugs involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, and challenges in controlling for all of these variables. These risks and uncertainties are compounded in the presence of the COVID-19 pandemic wherein the facilities and employees responsible for manufacturing drugs for use in clinical trials may be negatively impacted such that there is an insufficient supply of study treatment drugs. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party contract manufacturers required for drug supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by us or our contract manufacturers to supply API or drug products in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.
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
Under our collaboration agreements with various pharmaceutical or biotechnology companies (other than Nektar-run trials under the BMS Collaboration Agreement), our collaboration partner is generally solely responsible for:
•designing and conducting large scale clinical studies;
•preparing and filing documents necessary to obtain government approvals to sell a given drug candidate; and/or

•marketing and selling the drugs when and if they are approved.
Our reliance on collaboration partners poses a number of significant risks to our business, including risks that:
•we have very little control over the timing and level of resources that our collaboration partners dedicate to commercial marketing efforts such as the amount of investment in sales and marketing personnel, general marketing campaigns, direct-to-consumer advertising, product sampling, pricing agreements and rebate strategies with government and private payers, manufacturing and supply of drug product, and other marketing and selling activities that need to be undertaken and well executed for a drug to have the potential to achieve commercial success;
•collaboration partners with commercial rights may choose to devote fewer resources to the marketing of our partnered drugs than they devote to their own drugs or other drugs that they have in-licensed;
•we have very little control over the timing and amount of resources our partners devote to development programs in one or more major markets;
•disagreements with partners could lead to delays in, or termination of, the research, development or commercialization of product candidates or to litigation or arbitration proceedings;
•disputes may arise or escalate in the future with respect to the ownership of rights to technology or intellectual property developed with partners;
•we do not have the ability to unilaterally terminate agreements (or partners may have extension or renewal rights) that we believe are not on commercially reasonable terms or consistent with our current business strategy;
•partners may be unable to pay us as expected;
•partners may terminate their agreements with us unilaterally for any or no reason, in some cases with the payment of a termination fee penalty and in other cases with no termination fee penalty; and
•partners may respond to natural disasters, such as the COVID-19 pandemic, by ceasing all or some of their development responsibilities (including the responsibility to clinical develop our drug candidates).
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
As of March 31, 2020, we had cash and investments in marketable securities valued at approximately $1.5 billion and had debt of $250.0 million in principal of senior secured notes. On April 13, 2020, we redeemed the notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
•the cost, timing and outcomes of clinical studies and regulatory reviews of our drug candidates —important examples include bempegaldesleukin and NKTR-358;
•if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success;
•the progress, timing, cost and results of our clinical development programs;
•the success, progress, timing and costs of our efforts to implement new collaborations, licenses and other transactions that increase our current net cash, such as the sale of additional royalty interests held by us, term loan or other debt arrangements, and the issuance of securities;
•the number of patients, enrollment criteria, primary and secondary endpoints, and the number of clinical studies required by the regulatory authorities in order to consider for approval our drug candidates and those of our collaboration partners;
•our general and administrative expenses, capital expenditures and other uses of cash;
•the sales levels of products marketed by our collaboration partners for which we are entitled to royalties and sales milestone payments — importantly, the levels of success in marketing and selling MOVANTIK® by RedHill Biopharma pursuant to its sublicense from AstraZeneca in the U.S. and ADYNOVATE® by Baxalta (a wholly owned subsidiary of Takeda) globally, as well as MOVENTIG® (the naloxegol brand name in the EU) by Kirin in the EU; and
•disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties.
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
In both domestic and foreign markets, sales of our partnered and proprietary products that have received regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third-party payers, such as government programs, including Medicare and Medicaid, managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a drug candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution. Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our product candidates even if there is adequate coverage and reimbursement from third-party payers.
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
We currently derive, and expect to derive in the foreseeable future, substantially all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:
•clinical development and commercialization obligations that are based on certain commercial reasonableness performance standards that can often be difficult to enforce if disputes arise as to adequacy of our partner’s performance;
•research and development performance and reimbursement obligations for our personnel and other resources allocated to partnered drug candidate development programs;
•clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied by us to our partners with complicated cost allocation formulas and methodologies;
•intellectual property ownership allocation between us and our partners for improvements and new inventions developed during the course of the collaboration;
•royalties on drug sales based on a number of complex variables, including net sales calculations, geography, scope of patent claim coverage, patent life, generic competitors, bundled pricing and other factors; and
•indemnity obligations for intellectual property infringement, product liability and certain other claims.
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
We currently have no sales or distribution capabilities. To commercialize any of our drugs that receive regulatory approval for commercialization, we must develop robust internal sales, marketing and distribution capabilities, and manage inventory, supply, labeling, storage, record keeping, and advertising and promotion capabilities, which would be expensive and time consuming, or enter into arrangements with third parties to perform these services. If we decide to market our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. Factors that may inhibit our efforts to commercialize our products directly or through partnerships include:
•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to or successfully educate adequate numbers of physicians about the potential benefits associated with the use of, and to subsequently prescribe, our products;
•the lack of complementary products or multiple product pricing arrangements may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.
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
For the three months ended March 31, 2020, we reported net loss of $138.7 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:
•develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotechnology companies;
•effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for bempegaldesleukin, NKTR-358, NKTR-262, and NKTR-255;
•receive necessary regulatory and marketing approvals;
•maintain or expand manufacturing at necessary levels;
•achieve market acceptance of our partnered products;
•receive royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and
•maintain sufficient funds to finance our activities.
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
Our stock price is volatile. During the three months ended March 31, 2020, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $14.47 to $27.96 per share. In response to volatility in the price of our common stock in the past, Plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into potential securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, Plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by Plaintiffs’ securities litigation firms following share price fluctuations.
•A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:
•announcements of data from, or material developments in, our clinical studies and those of our collaboration partners, including data regarding efficacy and safety, delays in clinical development, regulatory approval or commercial launch – in particular, data from clinical studies of bempegaldesleukin has had a significant impact on our stock price;
•announcements by collaboration partners as to their plans or expectations related to drug candidates and approved drugs in which we have a substantial economic interest;
•announcements regarding terminations or disputes under our collaboration agreements;
•fluctuations in our results of operations;
•developments in patent or other proprietary rights, including intellectual property litigation or entering into intellectual property license agreements and the costs associated with those arrangements;
•announcements of technological innovations or new therapeutic products that may compete with our approved products or products under development;
•announcements of changes in governmental regulation affecting us or our competitors;
•litigation brought against us or third parties to whom we have indemnification obligations;
•public concern as to the safety of drug formulations developed by us or others;
•our financing needs and activities; and
•general market conditions.
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
Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even though such acquisitions may be beneficial to our stockholders. These anti-takeover provisions include:
•establishment of a classified board of directors such that not all members of the board may be elected at one time;
•lack of a provision for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•the ability of our board to authorize the issuance of “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt;
•prohibition on stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of stockholders;
•establishment of advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•limitations on who may call a special meeting of stockholders.
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
Although we do not currently have any products on the market, once we begin commercializing our drug candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payers play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts, and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•federal civil and criminal false claims laws and civil monetary penalty laws, such as the U.S. federal False Claims Act (FCA), which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payers that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money owed to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Ani-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•provisions of the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes, referred to as the “HIPAA All-Payer Fraud Prohibition,” that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•federal transparency laws, including the federal Physician Payment Sunshine Act, which require manufacturers of certain drugs and biologics to track and disclose payments and other transfers of value they make to U.S. physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website, effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician assistants and nurse practitioners;
•provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state transparency reporting and compliance laws; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and which may not have the same effect, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including administrative, civil or criminal penalties, imprisonment, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in German litigation proceedings whereby we and Bayer Healthcare LLC are seeking at least co-ownership rights in certain of each other’s patent filings related to PEGylated Factor VIII products. We believe that Bayer’s claims to an ownership interest in these is without merit and we are vigorously defending our exclusive ownership rights to this intellectual property. These German litigation proceedings are currently stayed pending the outcome of ongoing mediation efforts. In the U.S., Bayer filed a complaint against Baxalta and Nektar alleging the ADYNOVATE® product infringes a Bayer patent. Although the U.S. court dismissed all of Bayer’s claims against Nektar and Nektar was removed as a defendant, a jury found the Bayer patent was valid and infringed, and awarded Bayer damages, the responsibility of which are borne fully by Baxalta. This damages award does not impact our royalties from sales of ADYNOVATE® under our collaboration with Baxalta and Baxalta is currently appealing the decision. In other U.S. proceedings, Nektar and Baxalta filed complaints against Bayer Healthcare alleging Bayer’s JIVI® product infringes several Nektar patents. A jury trial in this proceeding is scheduled to being in the summer of 2020. In addition, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.), MSN Laboratories Pvt. Ltd., and Aurobindo Pharma USA INC. alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (Paragraph IV Certifications), AstraZeneca and we together filed patent infringement suits against each of these generic companies. In these Paragraph IV Certifications, all three generic companies only alleged one patent, U.S. Patent No. 9,012,469, is invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective generic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. In addition, on March 18, 2020, Aether Therapeutics Inc. filed a complaint against AstraZeneca, Nektar and Daiichi-Sanko, Inc. alleging MOVANTIK® infringes U.S. Patent Nos. 6,713,488, 8,748,448, 8,883,817 and 9,061,024. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our drugs and platform technologies.
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
On January 31, 2020, the United Kingdom (UK) withdrew from the EU (Brexit), thereby triggering a transition period that is set to end on December 31, 2020, during which the UK and the EU will negotiate their future relationship.
However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine licensing and regulations, immigration laws and employment laws) have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s legal, political, and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
These developments, or the perception that any of them could occur, may have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates, and credit ratings may also be subject to increased market volatility.
If the UK and the EU are unable to negotiate acceptable agreements or if other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets either during a transitional period or more permanently.

There is currently considerable uncertainty on regulatory processes in Europe and the European Economic Area. The lack of clarity about which EU rules and regulations the UK would replace or replicate, such as rules and regulations relating to trade (including the importation and exportation of pharmaceuticals), clinical research, and intellectual property, increases the risk that our clinical trials being carried out in UK are delayed or disrupted. Further, depending on which rules and regulations the UK ultimately adopts, our business could be negatively affected.
Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Our operations and performance have been, and may continue to be, affected by global economic conditions, including, for example, adverse global economic conditions resulting from the COVID-19 pandemic. See also the risk factor in this Item 1A titled “Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.” As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our and our collaboration partners’ drug products, which could have a material adverse effect on our product sales, business and results of operations.
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
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Other than as the result of the adoption of the new credit impairment accounting guidance as described in Note 1 to our Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at March 31, 2020 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related shelter-in-place requirements, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(6)	Amended and Restated Compensation Plan for Non-Employee Directors ++

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(6)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(6)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(6)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________
(1)Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998.
(2)Incorporated by reference to Exhibit 3.3 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000.
(3)Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on January 23, 2003.
(4)Incorporated by reference to Exhibit 3.6 to Nektar Therapeutics’ Annual Report on Form 10-K, for the year ended December 31, 2009.
(5)Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on February 6, 2019.
(6)Filed herewith.
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
Date: May 7, 2020

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen Senior Vice President, Finance and Chief Accounting Officer
Date: May 7, 2020