Form 10-Q
period 2020-06-30
NEKTAR THERAPEUTICS
filed 2020-08-07
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 178,899,759 on July 31, 2020.

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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$58,206	$96,363
Short-term investments	980,191	1,228,499
Accounts receivable	47,245	36,802
Inventory	12,584	12,665
Advance payments to contract manufacturers	15,972	31,834
Other current assets	37,770	15,387
Total current assets	1,151,968	1,421,550
Long-term investments	172,166	279,119
Property, plant and equipment, net	61,372	65,665
Operating lease right-of-use assets	131,458	134,177
Goodwill	76,501	76,501
Other assets	1,413	344
Total assets	$1,594,878	$1,977,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior secured notes, net and interest payable (see Note 1)	$—	$252,891
Accounts payable	19,246	19,234
Accrued compensation	22,548	11,467
Accrued clinical trial expenses	42,794	32,626
Accrued contract manufacturing expenses	11,050	7,304
Other accrued expenses	11,424	12,338
Operating lease liabilities, current portion	15,139	12,516
Deferred revenue, current portion	1,757	5,517
Total current liabilities	123,958	353,893
Operating lease liabilities, less current portion	141,633	142,730
Liability related to the sale of future royalties, net	68,284	72,020
Deferred revenue, less current portion	2,524	2,554
Other long-term liabilities	2,239	768
Total liabilities	338,638	571,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at June 30, 2020 or December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 178,810 shares and 176,505 shares outstanding at June 30, 2020 and December 31, 2019, respectively	18	17
Capital in excess of par value	3,338,876	3,271,097
Accumulated other comprehensive income (loss)	715	(1,005)
Accumulated deficit	(2,083,369)	(1,864,718)
Total stockholders’ equity	1,256,240	1,405,391
Total liabilities and stockholders’ equity	$1,594,878	$1,977,356
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Product sales	$5,485	$4,346	$8,929	$8,744
Royalty revenue	9,403	7,343	19,122	18,733
Non-cash royalty revenue related to sale of future royalties	7,684	9,091	17,579	17,321
License, collaboration and other revenue	26,275	2,535	53,790	6,739
Total revenue	48,847	23,315	99,420	51,537
Operating costs and expenses:
Cost of goods sold	5,773	5,018	9,584	10,458
Research and development	96,436	106,686	205,423	225,149
General and administrative	24,347	22,581	50,564	47,587
Impairment of assets and other costs for terminated program	—	—	45,189	—
Total operating costs and expenses	126,556	134,285	310,760	283,194
Loss from operations	(77,709)	(110,970)	(211,340)	(231,657)
Non-operating income (expense):
Interest expense	(647)	(5,231)	(6,851)	(10,457)
Non-cash interest expense on liability related to sale of future royalties	(6,691)	(5,975)	(13,659)	(12,040)
Interest income and other income (expense), net	5,191	11,989	13,543	24,472
Total non-operating income (expense), net	(2,147)	783	(6,967)	1,975
Loss before provision for income taxes	(79,856)	(110,187)	(218,307)	(229,682)
Provision for income taxes	144	99	344	236
Net loss	$(80,000)	$(110,286)	$(218,651)	$(229,918)

Basic and diluted net loss per share	$(0.45)	$(0.63)	$(1.23)	$(1.32)
Weighted average shares outstanding used in computing basic and diluted net loss per share	178,327	174,549	177,755	174,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(80,000)	$(110,286)	$(218,651)	$(229,918)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale investments	7,688	2,197	2,567	6,882
Net foreign currency translation gain (loss)	(96)	108	(847)	143
Other comprehensive income	7,592	2,305	1,720	7,025
Comprehensive loss	$(72,408)	$(107,981)	$(216,931)	$(222,893)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	173,530	$17	$3,147,925	$(6,316)	$(1,424,051)	$1,717,575
Shares issued under equity compensation plans	698	—	5,463	—	—	5,463
Stock-based compensation	—	—	25,385	—	—	25,385
Comprehensive income (loss)	—	—	—	4,720	(119,632)	(114,912)
Balance at March 31, 2019	174,228	17	3,178,773	(1,596)	(1,543,683)	1,633,511
Shares issued under equity compensation plans	738	—	7,103	—	—	7,841
Stock-based compensation	—	—	24,522	—	—	24,522
Comprehensive income (loss)	—	—	—	2,305	(110,286)	(107,981)
Balance at June 30, 2019	174,966	$17	$3,210,398	$709	$(1,653,969)	$1,557,155

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	176,505	$17	$3,271,097	$(1,005)	$(1,864,718)	$1,405,391
Shares issued under equity compensation plans	1,358	—	11,347	—	—	11,347
Stock-based compensation	—	—	24,211	—	—	24,211
Comprehensive loss	—	—	—	(5,872)	(138,651)	(144,523)
Balance at March 31, 2020	177,863	17	3,306,655	(6,877)	(2,003,369)	1,296,426
Shares issued under equity compensation plans	947	1	7,825	—	—	7,826
Stock-based compensation	—	—	24,396	—	—	24,396
Comprehensive income (loss)	—	—	—	7,592	(80,000)	(72,408)
Balance at June 30, 2020	178,810	$18	$3,338,876	$715	$(2,083,369)	$1,256,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(218,651)	$(229,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(17,579)	(17,321)
Non-cash interest expense on liability related to sale of future royalties	13,659	12,040
Stock-based compensation	48,607	49,907
Depreciation and amortization	7,692	6,132
Impairment of advance payments to contract manufacturers and equipment for terminated program	20,351	—
Accretion of premiums (discounts), net and other non-cash transactions	(782)	(6,329)
Changes in operating assets and liabilities:
Accounts receivable	(10,443)	5,914
Inventory	81	(1,807)
Operating leases, net	4,245	8,415
Other assets	(27,214)	15,818
Accounts payable	425	3,480
Accrued compensation	12,469	9,773
Other accrued expenses	8,952	15,794
Deferred revenue	(3,790)	(6,715)
Net cash used in operating activities	(161,978)	(134,817)
Cash flows from investing activities:
Purchases of investments	(543,631)	(603,702)
Maturities of investments	860,330	634,145
Sales of investments	41,700	—
Purchases of property, plant and equipment	(3,594)	(17,291)
Net cash provided by investing activities	354,805	13,152
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	19,120	12,200
Repayment of senior notes	(250,000)	—
Net cash provided by (used in) financing activities	(230,880)	12,200
Effect of foreign exchange rates on cash and cash equivalents	(104)	(16)
Net decrease in cash and cash equivalents	(38,157)	(109,481)
Cash and cash equivalents at beginning of period	96,363	194,905
Cash and cash equivalents at end of period	$58,206	$85,424
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,742	$9,455
Operating lease right-of-use asset recognized in exchange for lease liabilities	$2,133	$1,289
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At June 30, 2020, we had approximately $1.2 billion in cash and investments in marketable securities. On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million, as described further below.
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
Our Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity section of our Condensed Consolidated Balance Sheets. To date, such cumulative currency translation adjustments have not been significant to our consolidated financial position.
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three and six months ended June 30, 2020 and 2019.
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
Reclassifications
In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 created an exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). Under the historical guidance, in this situation, an entity would record an income tax provision from other items, such as unrealized gains on available-for-sale securities reported in other comprehensive income, with an offsetting income tax benefit in continuing operations. Under ASU 2019-12, an entity would record no income tax provision. We elected to adopt ASU 2019-12 effective January 1, 2019 on a prospective basis in accordance with the guidance. Because we reported a net loss and unrealized gains on available-for-sale securities during 2019 and accordingly recorded a tax provision pursuant to the legacy guidance, we have recast such results from previously reported amounts. As a result, we eliminated the tax benefit in continuing operations and tax provision in other comprehensive income (loss), which totaled $0.4 million and $1.5 million for three and six months ended June 30, 2019.
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
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. As of June 30, 2020, our accounts receivable includes $13.3 million under customer contracts from our collaboration partners and $33.9 million for unbilled net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS). As of June 30, 2020, we also recorded a contract asset of $25.0 million, which we report in other current assets on our Condensed Consolidated Balance Sheet, from our collaboration partner BMS for the first patient, first visit for the registrational adjuvant melanoma trial (see Note 6 for additional information). As of December 31, 2019, our accounts receivable included $12.8 million from customer contracts and $24.0 million for unbilled net expense reimbursements from BMS. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable. We have not recorded a reserve for credit losses at June 30, 2020 or December 31, 2019.
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
Milestone Payments: At the inception of the arrangement and at each reporting date thereafter, we assess whether we should include any milestone payments or other forms of variable consideration in the transaction price, based on whether a significant reversal of revenue previously recognized is not probable upon resolution of the uncertainty. Since milestone payments may become payable to us upon the initiation of a clinical study, filing for or receipt of regulatory approval or the first commercial sale of a product, we review the relevant facts and circumstances to determine when we should update the transaction price, which may occur before the triggering event. When we do update the transaction price for milestone payments, we allocate it on a relative standalone selling price basis and record revenue on a cumulative catch-up basis, which results in recognizing revenue for previously satisfied performance obligations in such period. If we update the transaction price before the triggering event, we recognize the increase in the transaction price as a contract asset. Our partners generally pay development milestones subsequent to achievement of the triggering event.
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
As a result, in the three months ended March 31, 2020, we wrote off $19.7 million of advance payments to contract manufacturers for commercial batches of NKTR-181. We also incurred $25.5 million of additional costs, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs. We present these costs in the Impairment of assets and other costs for terminated program line in our Condensed Consolidated Statement of Operations. We did not incur any substantial costs related to the wind-down of Inheris and the NKTR-181 program in the three months ended June 30, 2020.
Income Taxes
For the three and six months ended June 30, 2020 and 2019, our income tax expense primarily results from taxable income in our Nektar India subsidiary. We have fully reserved our U.S. federal deferred tax assets generated from our net operating losses, as we believe it is not more likely than not that the benefit will be realized.
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
Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$58,206	$96,363
Short-term investments	980,191	1,228,499
Long-term investments	172,166	279,119
Total cash and investments in marketable securities	$1,210,563	$1,603,981
We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of June 30, 2020 and December 31, 2019, all of our long-term investments had maturities between one and two years.
During the three and six months ended June 30, 2020, we sold available-for-sale securities totaling $41.7 million. Gross realized gains and losses on those sales were not significant. During the three and six months ended June 30, 2019, we did not sell any of our available-for-sale securities. The cost of securities sold is based on the specific identification method.
We report our accrued interest receivable, which totaled $6.1 million and $6.5 million at June 30, 2020 and December 31, 2019, respectively, in other current assets on our Condensed Consolidated Balance Sheets.
Our portfolio of cash and investments in marketable securities includes (in thousands):

		June 30, 2020				December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$893,901	$4,095	$(143)	$897,853	$1,132,182
Corporate commercial paper	2	235,811	475	(26)	236,260	375,473
Obligations of U.S. government agencies	2	9,995	—	(1)	9,994	—
Available-for-sale investments		$1,139,707	$4,570	$(170)	$1,144,107	$1,507,655
Money market funds	1				52,135	83,546
Certificates of deposit	N/A				8,250	6,951
Cash	N/A				6,071	5,829
Total cash and investments in marketable securities					$1,210,563	$1,603,981

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
At December 31, 2019, our gross unrealized gains and losses totaled $2.1 million and $0.3 million, respectively.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$1,681	$1,673
Work-in-process	8,555	8,267
Finished goods	2,348	2,725
Total inventory	$12,584	$12,665
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
Note 4 — Liability Related to Sale of Future Royalties
On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which are amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that is amortized using the interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the six months ended June 30, 2020 and 2019, we recognized $17.6 million and $17.3 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA®, and we recorded $13.7 million and $12.0 million, respectively, of related non-cash interest expense.
We periodically assess the estimated royalty payments to RPI from UCB and Roche, and, to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different from our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. From inception through 2017, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. During the three months ended December 31, 2017, our estimate of the effective annual interest rate over the life of the agreement increased to 17.6%, which resulted in a prospective interest rate of approximately 21%. During the three months ended December 31, 2018, primarily as a result of increases in the forecasted sales of MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 18.7%, which results in a prospective interest rate of 29%. During the three month period ended December 31, 2019, primarily as a result of increases in the forecasted sales of CIMZIA® and MIRCERA®, our estimate of the effective annual interest rate over the life of the agreement increased to 19.5%, which results in a prospective interest rate of 38%. This rate remains unchanged for the three and six months ended June 30, 2020.
The Purchase and Sale Agreement grants RPI the right to receive certain reports and other information relating to the Royalty Entitlement and contains other representations and warranties, covenants and indemnification obligations (often with time limitations) that are customary for a transaction of this nature. For example, we provided representations and warranties concerning intellectual property matters in the Purchase and Sale Agreement; however, the time limitation we have to indemnify RPI with respect to any breach of these intellectual property-based representations and warranties has passed. To our knowledge, we are currently in compliance with these provisions of the Purchase and Sale Agreement; however, if we were to breach our obligations, we could be required to pay damages to RPI that are not limited to the purchase price we received in the sale transaction.
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
On October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (U.S. District Court in California), which complaint was subsequently amended on May 15, 2019. Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. On July 13, 2020, the U.S. District Court in California Court granted Nektar’s motion to dismiss all claims in this securities class action filing, stating (among other things) that the amended complaint failed “to adequately allege that any of the statements … identified by Plaintiffs were false or misleading.” The plaintiffs in this matter have 28 days from July 13, 2020, to file another amended complaint.
In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in U.S. District Court in California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in U.S. District Court in California naming the CEO, CFO and certain members of Nektar’s board, which derivative complaints were consolidated and subsequently amended on July 1, 2020. The class action and shareholder derivative complaints assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue.
All of the securities class action lawsuits and derivative complaints are in the early stages. Accordingly, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Condensed Consolidated Balance Sheets at either June 30, 2020 or December 31, 2019.
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

To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations, representations or warranties. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Condensed Consolidated Balance Sheets at either June 30, 2020 or December 31, 2019.
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
In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Partner	Drug or Drug Candidate	2020	2019	2020	2019
Bristol-Myers Squibb Company	Bempegaldesleukin	$25,000	$—	$50,000	$—
Eli Lilly and Company	NKTR-358	—	1,200	1,259	3,700
Amgen, Inc.	Neulasta®	1,250	1,250	2,500	2,500
Other		25	85	31	539
License, collaboration and other revenue		$26,275	$2,535	$53,790	$6,739
During the three and six months ended June 30, 2020, we recognized $42.1 million and $86.7 million, respectively, of revenue for performance obligations that we had satisfied in prior periods. This amount includes all of our royalty revenue and non-cash royalty revenue, as well as $25.0 million and $50.0 million in BMS Collaboration milestones, respectively, as further described below.
The following table presents the changes in our deferred revenue balance from our collaboration agreements during the six months ended June 30, 2020 (in thousands):

Six Months Ended June 30, 2020
Deferred revenue—December 31, 2019	$8,071
Recognition of previously unearned revenue	(3,790)
Deferred revenue—June 30, 2020	$4,281
Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied.
As of June 30, 2020, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Eli Lilly and Company described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.
There have been no material changes to our collaboration agreements in the three and six months ended June 30, 2020, except as described below.
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
Upon the effective date of the BMS Collaboration Agreement in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion. We are eligible to receive additional cash payments up to a total of approximately $1.455 billion (including the milestones from Amendment No. 1 described below) upon the achievement of certain development and regulatory milestones, of which we have received $25.0 million in March 2020 for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial, and up to a total of $350.0 million upon the achievement of certain sales milestones. In April 2018, BMS also purchased 8,284,600 shares of our common stock pursuant to the Share Purchase Agreement for total additional cash consideration of $850.0 million.
On January 9, 2020, we and BMS entered into Amendment No. 1 (the Amendment) to the BMS Collaboration Agreement. Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. The cost sharing under the Amendment remains unchanged. Additionally, we are eligible to receive an additional non-refundable, non-creditable milestone payment of $25.0 million following the achievement of the first patient, first visit in the registrational adjuvant melanoma trial, studying the combination of bempegaldesleukin and Opdivo®. We are also eligible to receive non-refundable, creditable milestone payments of $25.0 million and $75.0 million following the achievement of the first patient, first visit in a registrational muscle-invasive bladder cancer trial and a registrational first-line non-small-cell lung cancer trial, respectively, in each case studying the combination of bempegaldesleukin and Opdivo®. For the two creditable milestones, BMS is entitled to deduct the amounts paid pursuant to these milestones from future development milestones due to us under the original agreement. On January 30, 2020, the milestone for the first patient, first visit in the registrational muscle-invasive bladder cancer trial was achieved, and BMS paid us the $25.0 million milestone in March 2020. On July 27, 2020, the milestone for the first patient, first visit in the registrational adjuvant melanoma trial was achieved.
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
During the three months ended March 31, 2020, we updated the transaction price by $25.0 million for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial. During the three months ended June 30, 2020, we updated the transaction price by $25.0 million for the milestone for the first patient, first visit in the registrational adjuvant melanoma trial because we concluded that a reversal of the milestone was not probable. We achieved the first patient, first visit in the registrational adjuvant melanoma trial on July 27, 2020. Since we had already completed our sole performance obligation of delivery of the licenses, we recognized $25.0 million and $50.0 million in license, collaboration and other revenue during the three and six months ended June 30, 2020, respectively. We recognized the increase in the transaction price for the $25.0 million milestone for the first patient, first visit in the adjuvant melanoma trial as a contract asset, which we report within other current assets on our Condensed Consolidated Balance Sheet, since we had not achieved the triggering event as of June 30, 2020. We continue to exclude the other milestones from the transaction price as of June 30, 2020 due to the significant uncertainties involved with clinical development and regulatory approval. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808, and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three and six months ended June 30, 2020, we recorded $33.9 million and $65.1 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’

expenses. During the three and six months ended June 30, 2019, we recorded $24.6 million and $53.4 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. As of June 30, 2020, we have recorded an unbilled receivable of $33.9 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
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
Although we are entitled to significant development milestones under this arrangement, through June 30, 2020, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We have therefore determined the transaction price to consist of the upfront payment of $150.0 million in September 2017. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to our portion of the Phase 1 clinical development and $6.5 million to the drug product development.
We recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognized revenue for our portion of the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of June 30, 2020, we completed our performance obligations and we have no deferred revenue related to this agreement.
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
Our remaining unsatisfied performance obligation consists of our ongoing supply of PEGylation materials at a price less than the standalone selling price of these materials. As of June 30, 2020, our deferred revenue from this arrangement is not significant.
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
We determined that our obligation to manufacture and supply our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of June 30, 2020, we have deferred revenue of approximately $1.7 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.
AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118
In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization costs and related decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of June 30, 2020, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK®.
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
As of June 30, 2020, we do not have deferred revenue related to our agreement with AstraZeneca.
In April 2020, AstraZeneca announced that it had sublicensed its global commercialization rights for MOVANTIK®, excluding Europe, Canada and Israel, to RedHill Biopharma. This sublicense does not change our rights under the agreement with AstraZeneca and our royalty rate, royalty term and future potential sales milestones remain unchanged.
Other
In addition, as of June 30, 2020, we have other collaboration agreements, including with our collaboration partner UCB Pharma, under which we are entitled to up to a total of $40.0 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of June 30, 2020, we have deferred revenue of approximately $2.0 million related to these other collaboration agreements.
Note 7 — Stock-Based Compensation
We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$664	$1,086	$1,424	$2,089
Research and development	14,161	15,430	29,614	31,870
General and administrative	8,546	8,006	16,544	15,948
Impairment of assets and other costs for terminated program	—	—	1,025	—
Total stock-based compensation	$23,371	$24,522	$48,607	$49,907
The stock-based compensation expense reported in impairment of assets and other costs for terminated program results from executive severance, which we accounted for as a liability award. Upon issuance of the award in the three months ended June 30, 2020, we reclassified the award into equity.
We issued stock-based awards and resulting shares of our common stock as follows (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Options granted	—	95	49	115
Weighted-average grant-date fair value of options granted	$—	$17.00	$11.88	$18.51
RSUs granted	275	263	520	396
Weighted-average grant-date fair value of RSUs granted	$21.65	$31.76	$20.36	$34.85
Shares issued under equity compensation plans	947	738	2,305	1,436
On June 17, 2020, the Stockholders of Nektar approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 10,000,000 shares, and an amendment and restatement of the Amended and Restated Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 1,000,000 shares.
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
For the three and six months ended June 30, 2020 and 2019, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three and six months ended June 30, 2020 and 2019, potentially dilutive securities consisted of weighted-average common shares underlying outstanding stock options and RSUs as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Potentially dilutive securities	17,115	17,995	17,966	18,413

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
In immuno-oncology (I-O), we are executing a clinical development program for bempegaldesleukin (previously referred to as NKTR-214), in collaboration with Bristol-Myers Squibb Company (BMS) as well as other independent development work evaluating bempegaldesleukin in combination with other agents with potential complementary mechanisms of action. We announced in August of 2019 that the FDA granted a Breakthrough Therapy designation for bempegaldesleukin in combination with Opdivo® for the treatment of patients with untreated unresectable or metastatic melanoma. We expect our research and development expense to continue to grow over the next few years as we expand and execute our broad clinical development program for bempegaldesleukin.
On January 9, 2020, we and BMS entered into an Amendment No. 1 (the Amendment) to the Collaboration Agreement. dated February 13, 2018 (the BMS Collaboration Agreement). Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. Specifically, pursuant to the updated Collaboration Development Plan, bempegaldesleukin in combination with Opdivo® is currently being evaluated in ongoing registrational trials in first-line metastatic melanoma, first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), and muscle-invasive bladder cancer, and also includes an additional registrational trial in adjuvant melanoma, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with axitinib in first line RCC in order to support a future Phase 3 registrational trial. Several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are either currently underway or planned to begin in 2020. Also, as specifically allowed under the BMS Collaboration Agreement, Nektar is independently studying bempegaldesleukin and pembrolizumab in a non-small cell lung cancer (NSCLC) Phase 1/2 trial.
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
The BMS Collaboration Agreement entitles Nektar to receive up to $1.455 billion of clinical, regulatory and commercial launch milestones. These milestones include development milestones of a $25.0 million non-refundable, creditable milestone payment following the achievement of the first-patient, first-visit milestone in the registrational muscle-invasive bladder cancer trial (achieved in January 2020) and a $25.0 million non-refundable, non-creditable milestone payment following the achievement of the first-patient, first-visit milestone in the registrational adjuvant melanoma trial. Of the remaining milestones, $625.0 million are associated with the approval and launch of bempegaldesleukin in its first indication in the U.S., EU and Japan (which reflects the reduction for the $25.0 million nonrefundable, creditable milestone for the first patient, first visit in the muscle-invasive bladder cancer trial that BMS paid to us in March 2020). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future results of operations and financial condition.

Outside of the collaboration development plan with BMS, we are conducting and pursuing additional research and development activities evaluating bempegaldesleukin in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish bempegaldesleukin as a key component of many I-O combination regimens with the potential to enhance the standard of care in multiple oncology settings. With our non-BMS clinical collaborations for bempegaldesleukin, we generally share clinical development costs on a substantially pro-rata basis commensurate with our ownership interest in the underlying compounds. We expect to continue to make significant and increasing investments exploring the potential of bempegaldesleukin with mechanisms of action that we believe are synergistic with bempegaldesleukin based on emerging scientific findings in cancer biology and preclinical development work.
We are also advancing other molecules, including NKTR-262 and NKTR-255, in our I-O portfolio. NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APCs), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic bempegaldesleukin in order to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. The Phase 1/2 dose-escalation and expansion trial of NKTR-262 in patients with solid tumors is currently ongoing. NKTR-255 is a biologic that targets the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody dependent cellular cytoxicity molecules as well as enhance CAR-T therapies. We have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. We also plan to initiate a Phase 1 study for NKTR-255 in solid tumor settings this year.
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
We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements including the BMS Collaboration Agreement, pursuant to which we have recognized $1.11 billion in revenue and recorded $790.2 million in additional paid in capital for shares of our common stock issued in the transaction. While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, including the potential remaining $1.405 billion in development and regulatory milestones under the BMS collaboration, in the medium- to long-term, our plan is to generate significant commercial revenue from proprietary products including bempegaldesleukin. Since we do not have experience commercializing products or an established commercialization organization, there will be substantial risks and uncertainties in future years as we build commercial, organizational, and operational capabilities.
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
For Nektar’s Phase 1/2 trial studying bempegaldesleukin and pembrolizumab in NSCLC, the COVID-19 pandemic delayed the initiation of certain investigator sites in Europe. More recently, however, we have made progress against our plans to initiate investigator sites in certain European countries and other locations. Based on present estimates, we currently expect to have initial safety as well as preliminary overall response rate data for an initial set of patients in the dose-escalation and NSCLC cohorts of this study by the end of 2020 or the first quarter of 2021.
With regard to Nektar’s ongoing clinical studies of NKTR-262 (the Phase 1/2 REVEAL study) and NKTR-255, these studies have thus far largely remained on track although we have experienced some challenges with new investigator site initiations. Nonetheless, the ongoing COVID-19 pandemic could still impact the timely completion of these studies by approximately three months.
For clinical studies of our proprietary drug candidates being run by our partners, BMS previously announced in March 2020, that due to the COVID-19 pandemic, it had continued enrolling at existing investigator sites that had previously established remote monitoring capability, but paused initiation of new investigator sites for all of its studies, which include the first-line melanoma study and the muscle-invasive bladder cancer study, both evaluating the combination of bempegaldesleukin and Opdivo®. More recently, BMS indicated it has re-started enrollment activities and initiation of new investigator sites. BMS recently extended their timeline estimates by approximately six months for the first data read-outs for the first-line melanoma trial. We will continue to monitor the progress of the BMS-led studies. Our partner Lilly, which is running clinical trials of NKTR-358, temporarily suspended recruitment for the ongoing Phase 1b studies in atopic dermatitis and psoriasis as a result of the COVID-19 pandemic. For these trials, we will have likely delays of at least three to six months. Lilly continues to project Phase 2 study starts in the second half of 2020 in moderate to severe lupus patients and another undisclosed auto-immune disease indication. The rapid development and fluidity of the COVID-19 pandemic preclude any firm estimates as to the ultimate effect this disease will have on collaborator’s clinical trials. As a result, there remains substantial uncertainty as to potential impacts on our collaboration partner studies.
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
In an effort to mitigate the negative effects of the COVID-19 pandemic on our clinical trials (both in terms of clinical trial timelines and integrity of clinical study data), we have taken steps to help our clinical trial investigators and their teams continue to provide care and uninterrupted access to their patients. Particularly, in the context of our clinical trials directed to investigational cancer treatments, for example, we are actively working with our study sites to implement measures to prevent study protocol violations, to minimize any disruption of treatment visits, to accommodate for patient visit delays caused by limited access to healthcare facilities, to leverage alternative methods for maintaining clinical trial integrity, and to properly record patient event data that may be influenced by the COVID-19 pandemic. In addition, to the extent that the integrity of individual patient data is negatively affected by the COVID-19 pandemic, we will consider measures to maintain the integrity of the clinical study overall (such as over-enrolling patients into the study and removing all patients originating from an affected study site when performing statistical analyses of study endpoints). Although these measures may have the benefit of preserving the overall integrity of a clinical study, implementing these measures could result in a delay in completing the study.
In this respect, we are also incorporating recent direction and flexibility provided by regulatory authorities, including the United States Food and Drug Administration in its March 18, 2020 Guidance (most recently updated July 2, 2020) entitled “FDA Guidance on Conduct of Clinical Trials of Medicinal Products during COVID-19 Public Health Emergency.” This Guidance is continually being updated by FDA and updates can be found on the FDA’s website at www.fda.gov. In addition, we may refer to guidance documents from other regulatory agencies, such as, for example, the European Medicines Agency’s “Implications of coronavirus disease (COVID-19) on methodological aspects of ongoing clinical trials” found on www.ema.europa.eu, which are also continually being updated.
With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months.

Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of June 30, 2020, we had approximately $1.2 billion in cash and investments in marketable securities. On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million. See Note 1 to our Condensed Consolidated Financial Statements for additional information.
Results of Operations
Three and Six Months Ended June 30, 2020 and 2019
Revenue (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Product sales	$5,485	$4,346	$1,139	26%
Royalty revenue	9,403	7,343	2,060	28%
Non-cash royalty revenue related to sale of future royalties	7,684	9,091	(1,407)	(15)%
License, collaboration and other revenue	26,275	2,535	23,740	>100%
Total revenue	$48,847	$23,315	$25,532	>100%

	Six Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Product sales	$8,929	$8,744	$185	2%
Royalty revenue	19,122	18,733	389	2%
Non-cash royalty revenue related to sale of future royalties	17,579	17,321	258	1%
License, collaboration and other revenue	53,790	6,739	47,051	>100%
Total revenue	$99,420	$51,537	$47,883	93%
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
Product sales were consistent for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. We expect product sales for the full year of 2020 to be lower than 2019. At this time, we do not anticipate that effects of the COVID-19 pandemic will impact our product sales.
Royalty Revenue
We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue for the six months ended June 30, 2020 was consistent with the six months ended June 30, 2019. At this time, we cannot estimate the effects of the COVID-19 pandemic on the net sales of the commercial products of our collaboration partners and our resulting royalty revenues.
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
During the three months ended March 31, 2020, we recognized $25.0 million in license, collaboration and other revenue for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial under the BMS Collaboration Agreement. During the three months ended June 30, 2020, we recognized $25.0 million in license, collaboration and other revenue for the milestone for the first patient, first visit in the registrational adjuvant melanoma trial, also under the BMS Collaboration Agreement. Although we did not achieve the first patient, first visit until July 27, 2020, in the adjuvant melanoma trial, we concluded that a reversal of the milestone was not probable as of June 30, 2020. As a result, license, collaboration and other revenue increased during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 due to the recognition of these milestones. We expect that our license, collaboration and other revenue will increase significantly in the full year of 2020 compared to 2019 as a result of the recognition of these milestones.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for discussion of the risks associated with the complex nature of our collaboration agreements.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Cost of goods sold	$5,773	$5,018	$755	15%
Product gross profit	(288)	(672)	384	(57)%
Product gross margin	(5)%	(15)%

	Six Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Cost of goods sold	$9,584	10,458	$(874)	(8)%
Product gross profit	(655)	(1,714)	1,059	(62)%
Product gross margin	(7)%	(20)%

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
Product gross margin was negative for the three and six months ended June 30, 2020 and June 30, 2019. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three and six months ended June 30, 2020 and 2019, the royalty revenue from this collaboration exceeded the related negative gross profit.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We currently expect product gross margin to be negative in 2020 as a result of the manufacturing arrangement described above.
Research and Development Expense (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Research and development expense	$96,436	$106,686	$(10,250)	(10)%

	Six Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Research and development expense	$205,423	$225,149	$(19,726)	(9)%
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
Research and development expense decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 primarily due to pre-commercial manufacturing costs for NKTR-181 that we incurred during the three and six months ended June 30, 2019. Although we continued pre-commercial manufacturing activities for NKTR-181 during 2019 and early 2020, we present the costs of these activities for the six months ended June 30, 2020 in the Impairment of assets and other costs related to terminated program line in our Condensed Consolidated Statements of Operations as a result of our decision to withdraw our NDA for NKTR-181. The costs of our clinical development program, including bempegaldesleukin, NKTR-358, NKTR-262 and NKTR-255, were consistent between the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. During the three and six months ended June 30, 2020, we recorded net reductions to research and development expense for BMS’s reimbursements of our costs of $33.9 million and $65.1 million, respectively. During the three and six months ended June 30, 2019, we recorded net reductions to research and development expense for BMS’s reimbursements of our costs of $24.6 million and $53.4 million, respectively. Under the BMS Collaboration Agreement, BMS generally bears 67.5% of development costs for bempegaldesleukin in combination with Opdivo® and 35% of costs for manufacturing bempegaldesleukin. Please see Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our BMS Collaboration Agreement.
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
As noted above, the evolving situation around the COVID-19 pandemic has had varying impacts on the clinical testing of our proprietary drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the pandemic. We currently believe that we could experience delays of approximately three months for earlier stage Nektar-run clinical studies (such as the Phase 1/2 trial studying bempegaldesleukin and pembrolizumab in NSCLC). In addition, for certain clinical studies involving our proprietary drug candidates that are run by our partners, study timelines are estimated to be delayed at least three to six months. As a result of these delays and potential delays, we may incur additional costs associated with these clinical trials. At this time, we cannot estimate if such increases would have a material effect on our results of operations or financial position.
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

General and Administrative Expense (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
General and administrative expense	$24,347	$22,581	$1,766	8%

	Six Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
General and administrative expense	$50,564	$47,587	$2,977	6%
General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. General and administrative expense increased during the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019. We expect general and administrative expenses in the full year of 2020 to increase compared to 2019, primarily due to increased personnel costs as we begin a stage appropriate build of our commercial capability to launch and co-commercialize bempegaldesleukin with BMS as early as 2021. At this time, we do not anticipate that the effects of the COVID-19 pandemic will materially affect our general and administrative expense.
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
Interest Expense (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest expense	$647	$5,231	$(4,584)	(88)%

	Six Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest expense	$6,851	$10,457	$(3,606)	(34)%
Interest expense during the three and six months ended June 30, 2020 and 2019 primarily consisted of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes was calculated based on actual days outstanding over a 360 day year. On April 13, 2020, we redeemed the senior secured notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million. After the repayment, we incurred no interest expense. Accordingly, interest expense for the three and six months ended June 30, 2020 decreased as compared to the three and six months ended June 30, 2019.

Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Three Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Non-cash royalty revenue related to sale of future royalties	$7,684	$9,091	$(1,407)	(15)%
Non-cash interest expense on liability related to sale of future royalties	6,691	5,975	716	12%

	Six Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Non-cash royalty revenue related to sale of future royalties	$17,579	$17,321	$258	1%
Non-cash interest expense on liability related to sale of future royalties	13,659	12,040	1,619	13%
For a discussion of the sale of future royalties for CIMZIA® and MIRCERA®, see Note 4 to our Condensed Consolidated Financial Statements.
As discussed in Note 4, we continue to recognize non-cash royalty revenue for net sales of CIMZIA® and MIRCERA®, which was consistent for the six months ended June 30, 2020 and June 30, 2019. Non-cash interest expense increased for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019 due to an increase in the estimated implicit interest rate over the life of the transaction. When forecasted future revenues rise, this results in an increase to the estimated implicit interest rate over the life of the transaction, which, in turn, increases the prospective effective interest rate in the current and future periods.
We recognized non-cash interest expense at an effective rate of 29% for the three and six months ended June 30, 2019, reflecting the estimated implicit interest rate over the life of the transaction of approximately 18.7%. During the fourth quarter of 2019, due to sustained increases in the forecasted sales of CIMZIA® and MIRCERA®, we increased our estimated implicit interest rate over the life of the agreement from 18.7% to approximately 19.5%, which resulted in a prospective interest rate of 38%. The rate remained unchanged during the three and six months ended June 30, 2020.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the non-cash interest expense. To date, we have amortized $44.4 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $69.6 million of the net proceeds. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively. At this time, we cannot estimate the effects of the COVID-19 pandemic on net sales of CIMZIA® and MIRCERA® and the resulting effects on our non-cash royalty revenue and potential effects on our estimated implicit rate for non-cash interest expense.

Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest income and other income (expense), net	$5,191	$11,989	$(6,798)	(57)%

	Six Months Ended June 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest income and other income (expense), net	$13,543	$24,472	$(10,929)	(45)%
Interest income and other income (expense) decreased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 due to lower investment balances which have been utilized to fund our operations and the repayment of our senior notes on April 13, 2020, as well as decreases in market interest rates. We expect that our interest income and other income (expense), net will decrease for 2020 compared to 2019 for these same reasons. Additionally, due to the COVID-19 pandemic, the effective interest rate earned on new investments purchased as existing securities in our portfolio mature has been lower than historical interest rates and we expect this trend to continue.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At June 30, 2020, we had approximately $1.2 billion in cash and investments in marketable securities. As noted above, on April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million.
We estimate that we have working capital to fund our current business plans for the next twelve months. We expect the clinical development of our proprietary drug candidates including bempegaldesleukin, NKTR-358, NKTR-262 and NKTR-255 will continue to require significant investment to continue to advance in clinical development with the objective of entering into a collaboration partnership or obtaining regulatory approval. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In April 2018, we received a total of $1.85 billion from BMS including a $1.0 billion upfront payment and an $850.0 million premium investment in our common stock. In July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly and other existing and future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In particular, under the BMS Collaboration Agreement, we are entitled to $1.455 billion of clinical, regulatory and commercial launch milestones (of which, we have received $25.0 million). Of the remaining milestones, $625.0 million are associated with approval and launch of bempegaldesleukin in its first indication in the U.S., EU and Japan (which reflects the reduction for the $25.0 million nonrefundable, creditable milestone for the first patient, first visit in the muscle-invasive bladder cancer trial that BMS paid to us in March 2020). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future liquidity and capital resources. We have no credit facility or any other sources of committed capital.
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
Cash flows from operating activities
Cash flows used in operating activities for the six months ended June 30, 2020 totaled $162.0 million, which includes $177.3 million of net operating cash uses as well as $9.7 million for interest payments on our senior secured notes, partially offset by the receipt of the $25.0 million milestone payment from BMS for the achievement of the first patient, first visit in the registrational muscle invasive bladder cancer trial.
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
Cash flows from investing activities
We paid $3.6 million and $17.3 million for the purchase or construction of property, plant and equipment in the six months ended June 30, 2020 and 2019, respectively. The decrease for the six months ended June 30, 2020 compared with the six months ended 2019 resulted from the construction of leasehold improvements at our facilities lease in San Francisco during 2019. We expect our capital expenditures in the full year of 2020 to decrease compared with 2019, primarily due to the completion of the construction of these leasehold improvements.
During the six months ended June 30, 2020, our maturities and sales of investments, net of purchases, totaled $358.4 million, which we used to redeem our senior notes and accrued interest of $254.8 million and to fund our operations.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $19.1 million and $12.2 million in the six months ended June 30, 2020 and 2019, respectively.
On April 13, 2020, we repaid the principal of our senior notes totaling $250.0 million. See Note 1 to our Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
Other than the repayment of our senior notes, there were no material changes outside the ordinary course of business during the six months ended June 30, 2020 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC.
Off-Balance Sheet Arrangements
We do not utilize off-balance sheet financing arrangements as a source of liquidity or financing.

Item 1A. Risk Factors
Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, results of operations, financial condition, cash flows and future prospects and the trading price of our common stock could be harmed as a result of any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.
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
We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating bempegaldesleukin, including trials evaluating bempegaldesleukin as a potential combination treatment with BMS’s Opdivo® as well as other ongoing and planned combination trials. Our partner Lilly has initiated clinical Phase 1b studies of NKTR-358 for psoriasis and atopic dermatitis and is planning to initiate a Phase 2 study in lupus patients and another autoimmune indication this year. We also continue to enroll patients in a Phase 1/2 study evaluating bempegaldesleukin in combination with NKTR-262 in patients with solid tumors.  In addition, we have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:
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

•changes in regulatory authorities policies or guidance applicable to our drug candidates; and
•delays caused by changing standards of care or new treatment options.
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
Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and these health epidemics could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, India and all European countries. In March 2020, the COVID-19 outbreak was declared a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease. In addition, we have implemented work from home policies for most employees. The effects of the shelter-in-place order and our work from home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Although we have taken precautions to avoid the spread of the coronavirus among our employees, it is possible one or more members of our workforce will be diagnosed with COVID-19, which could adversely impact our operations and result in litigation against us. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.
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
In addition, our clinical trials may be affected by the COVID-19 pandemic. Investigator recruitment, clinical site initiation, patient screening and patient enrollment may be delayed due to, for example, prioritization of hospital resources toward the COVID-19 pandemic. Some patients who are successfully enrolled in clinical trials involving our drug candidates may not be able to comply with clinical trial protocols due to, for example, shelter-in-place orders impeding movement, disrupted healthcare services, or health issues for suspected or confirmed COVID-19 status. Similarly, our ability to recruit and retain patients and principal investigators and site staff, all of whom may have heightened risk for COVID-19, could adversely impact our clinical trial operations.
Although we are implementing measures to maintain the integrity of our clinical trials, there is no guarantee that we will prevent all study protocol violations, missed study treatment visits, and other influences that jeopardize reliability and validity of our clinical trial data. If a regulatory authority determines our clinical trial data lacks integrity, there is no guarantee that we will have a remedy to correct or otherwise address the deficiency. Even if such a remedy is identified, the cost for implementing the remedy could be prohibitively expensive, time consuming, or both. As a consequence, a clinical study of our proprietary drug candidate in which the integrity of the clinical study is questioned or doubted may require lengthy and costly remediation measures (such as, for example, over-enrolling patients into the study or repeating the study), thereby causing substantial harm to our business.
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
As of June 30, 2020, we had cash and investments in marketable securities valued at approximately $1.2 billion. On April 13, 2020, we redeemed our senior notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
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
For the six months ended June 30, 2020, we reported a net loss of $218.7 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
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
Our stock price is volatile. During the six months ended June 30, 2020, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $14.47 to $27.96 per share. In response to volatility in the price of our common stock in the past, Plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into potential securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, Plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by Plaintiffs’ securities litigation firms following share price fluctuations.
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
Disruptions to the normal functioning of the FDA and other government agencies could hinder their ability to perform and carry out important roles and activities on which the operation of our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. Since March 2020, foreign and domestic inspections by FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and review timelines could be extended. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.
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
We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in German litigation proceedings whereby we and Bayer Healthcare LLC are seeking at least co-ownership rights in certain of each other’s patent filings related to PEGylated Factor VIII products. We believe that Bayer’s claims to an ownership interest in these is without merit and we are vigorously defending our exclusive ownership rights to this intellectual property. These German litigation proceedings are currently stayed pending the outcome of ongoing mediation efforts. In the U.S., Bayer filed a complaint against Baxalta and Nektar alleging the ADYNOVATE® product infringes a Bayer patent. Although the U.S. court dismissed all of Bayer’s claims against Nektar and Nektar was removed as a defendant, a jury found the Bayer patent was valid and infringed, and awarded Bayer damages, the responsibility of which are borne fully by Baxalta. This damages award does not impact our royalties from sales of ADYNOVATE® under our collaboration with Baxalta and Baxalta is currently appealing the decision. In other U.S. proceedings, Nektar and Baxalta filed complaints against Bayer Healthcare alleging Bayer’s JIVI® product infringes several Nektar patents. A jury trial in this proceeding is scheduled to begin in September 2020. In addition, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.), MSN Laboratories Pvt. Ltd., and Aurobindo Pharma USA INC. alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (Paragraph IV Certifications), AstraZeneca and we together filed patent infringement suits against each of these generic companies. In these Paragraph IV Certifications, all three generic companies only alleged one patent, U.S. Patent No. 9,012,469, is invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective generic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. In addition, on March 18, 2020, Aether Therapeutics Inc. filed a complaint against AstraZeneca, Nektar and Daiichi-Sanko, Inc. alleging MOVANTIK® infringes U.S. Patent Nos. 6,713,488, 8,748,448, 8,883,817 and 9,061,024. Also, on June 5, 2020, UCB Pharma S.A. and Celltech R&D Limited (collectively UCB) served notice of a Declaratory Judgment of Patent Invalidity proceeding filed in the United States District Court for the District of Delaware seeking a declaration of invalidity of specified U.S. patents owned by Nektar and licensed to UCB. UCB is also pursuing similar actions in other jurisdictions. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our drugs and platform technologies.
We are involved in legal proceedings other than those related to intellectual property. For example, on October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (U.S. District Court in California), which complaint was subsequently amended on May 15, 2019. Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of Nektar’s board. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. On July 13, 2020, the U.S. District Court in California granted Nektar’s motion to dismiss all claims in this securities class action filing, stating (among other things) that the amended complaint failed “to adequately allege that any of the statements … identified by Plaintiffs were false or misleading.” The plaintiffs in this matter have 28 days from July 13, 2020, to file another amended complaint.
In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in U.S. District Court in California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in U.S. District Court in California naming the CEO, CFO and certain members of Nektar’s board, which derivative complaints were consolidated and subsequently amended on July 1, 2020. The class action and shareholder derivative complaints assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue.
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
All of the securities class action lawsuits and derivative complaints are in the early stages. Accordingly, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Condensed Consolidated Balance Sheets at either June 30, 2020 or December 31, 2019.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at June 30, 2020 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related shelter-in-place requirements, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(6)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended++

10.2(6)	Nektar Therapeutics Amended and Restated Employee Stock Purchase Plan++

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(6)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(6)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(6)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________

1.  Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended
June 30, 1998.
2.  Incorporated by reference to Exhibit 3.3 to Nektar Therapeutics’ Quarterly Report on Form 10-Q, for the quarter ended
June 30, 2000.
3. Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on
January 23, 2003.
4.   Incorporated by reference to Exhibit 3.6 to Nektar Therapeutics’ Annual Report on Form 10-K, for the year ended
December 31, 2009.
5.  Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on
December 17, 2019.
6. Filed herewith.

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
Date: August 6, 2020

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen Senior Vice President, Finance and Chief Accounting Officer
Date: August 6, 2020