Form 10-Q
period 2020-09-30
NEKTAR THERAPEUTICS
filed 2020-11-06
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 179,398,666 on October 30, 2020.

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

PART I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$55,843	$96,363
Short-term investments	900,163	1,228,499
Accounts receivable	42,925	36,802
Inventory	12,892	12,665
Advance payments to contract manufacturers	10,483	31,834
Other current assets	21,550	15,387
Total current assets	1,043,856	1,421,550
Long-term investments	197,715	279,119
Property, plant and equipment, net	60,189	65,665
Operating lease right-of-use assets	128,985	134,177
Goodwill	76,501	76,501
Other assets	1,420	344
Total assets	$1,508,666	$1,977,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior secured notes, net and interest payable (see Note 1)	$—	$252,891
Accounts payable	15,484	19,234
Accrued compensation	29,504	11,467
Accrued clinical trial expenses	48,886	32,626
Accrued contract manufacturing expenses	7,141	7,304
Other accrued expenses	9,630	12,338
Operating lease liabilities, current portion	15,348	12,516
Deferred revenue, current portion	507	5,517
Total current liabilities	126,500	353,893
Operating lease liabilities, less current portion	139,022	142,730
Liability related to the sale of future royalties, net	66,378	72,020
Deferred revenue, less current portion	2,494	2,554
Other long-term liabilities	3,291	768
Total liabilities	337,685	571,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at September 30, 2020 or December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 179,394 shares and 176,505 shares outstanding at September 30, 2020 and December 31, 2019, respectively	18	17
Capital in excess of par value	3,363,998	3,271,097
Accumulated other comprehensive income (loss)	(1,080)	(1,005)
Accumulated deficit	(2,191,955)	(1,864,718)
Total stockholders’ equity	1,170,981	1,405,391
Total liabilities and stockholders’ equity	$1,508,666	$1,977,356
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Product sales	$5,691	$5,558	$14,620	$14,302
Royalty revenue	12,289	10,275	31,411	29,008
Non-cash royalty revenue related to sale of future royalties	10,422	10,264	28,001	27,585
License, collaboration and other revenue	1,631	3,121	55,421	9,860
Total revenue	30,033	29,218	129,453	80,755
Operating costs and expenses:
Cost of goods sold	5,570	4,927	15,154	15,385
Research and development	100,531	99,048	305,954	324,197
General and administrative	26,982	23,983	77,546	71,570
Impairment of assets and other costs for terminated program	—	—	45,189	—
Total operating costs and expenses	133,083	127,958	443,843	411,152
Loss from operations	(103,050)	(98,740)	(314,390)	(330,397)
Non-operating income (expense):
Interest expense	—	(5,425)	(6,851)	(15,882)
Non-cash interest expense on liability related to sale of future royalties	(8,425)	(5,813)	(22,084)	(17,853)
Interest income and other income (expense), net	2,910	11,492	16,453	35,964
Total non-operating income (expense), net	(5,515)	254	(12,482)	2,229
Loss before provision for income taxes	(108,565)	(98,486)	(326,872)	(328,168)
Provision for income taxes	21	99	365	335
Net loss	$(108,586)	$(98,585)	$(327,237)	$(328,503)

Basic and diluted net loss per share	$(0.61)	$(0.56)	$(1.84)	$(1.88)
Weighted average shares outstanding used in computing basic and diluted net loss per share	179,090	175,402	178,203	174,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(108,586)	$(98,585)	$(327,237)	$(328,503)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(2,144)	(261)	423	6,621
Net foreign currency translation gain (loss)	349	(360)	(498)	(217)
Other comprehensive income (loss)	(1,795)	(621)	(75)	6,404
Comprehensive loss	$(110,381)	$(99,206)	$(327,312)	$(322,099)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	173,530	$17	$3,147,925	$(6,316)	$(1,424,051)	$1,717,575
Shares issued under equity compensation plans	698	—	5,463	—	—	5,463
Stock-based compensation	—	—	25,385	—	—	25,385
Comprehensive income (loss)	—	—	—	4,720	(119,632)	(114,912)
Balance at March 31, 2019	174,228	17	3,178,773	(1,596)	(1,543,683)	1,633,511
Shares issued under equity compensation plans	738	—	7,103	—	—	7,103
Stock-based compensation	—	—	24,522	—	—	24,522
Comprehensive income (loss)	—	—	—	2,305	(110,286)	(107,981)
Balance at June 30, 2019	174,966	17	3,210,398	709	(1,653,969)	1,557,155
Shares issued under equity compensation plans	820	—	5,882	—	—	5,882
Stock-based compensation	—	—	24,880	—	—	24,880
Comprehensive income (loss)	—	—	—	(621)	(98,585)	(99,206)
Balance at September 30, 2019	175,786	$17	$3,241,160	$88	$(1,752,554)	$1,488,711

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	176,505	$17	$3,271,097	$(1,005)	$(1,864,718)	$1,405,391
Shares issued under equity compensation plans	1,358	—	11,347	—	—	11,347
Stock-based compensation	—	—	24,211	—	—	24,211
Comprehensive loss	—	—	—	(5,872)	(138,651)	(144,523)
Balance at March 31, 2020	177,863	17	3,306,655	(6,877)	(2,003,369)	1,296,426
Shares issued under equity compensation plans	947	1	7,825	—	—	7,826
Stock-based compensation	—	—	24,396	—	—	24,396
Comprehensive income (loss)	—	—	—	7,592	(80,000)	(72,408)
Balance at June 30, 2020	178,810	$18	$3,338,876	$715	$(2,083,369)	$1,256,240
Shares issued under equity compensation plans	584	—	1,455	—	—	1,455
Stock-based compensation	—	—	23,667	—	—	23,667
Comprehensive income (loss)	—	—	—	(1,795)	(108,586)	(110,381)
Balance at September 30, 2020	179,394	$18	$3,363,998	$(1,080)	$(2,191,955)	$1,170,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(327,237)	$(328,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(28,001)	(27,585)
Non-cash interest expense on liability related to sale of future royalties	22,084	17,853
Stock-based compensation	72,274	74,787
Depreciation and amortization	10,937	9,582
Impairment of advance payments to contract manufacturers and equipment for terminated program	20,351	—
Accretion of premiums (discounts), net and other non-cash transactions	1,150	(9,147)
Changes in operating assets and liabilities:
Accounts receivable	(6,123)	2,008
Inventory	(227)	(2,339)
Operating leases, net	4,316	11,550
Other assets	(5,588)	18,127
Accounts payable	(3,337)	16,109
Accrued compensation	20,478	13,164
Other accrued expenses	9,340	10,401
Deferred revenue	(5,070)	(9,465)
Net cash used in operating activities	(214,653)	(203,458)
Cash flows from investing activities:
Purchases of investments	(791,445)	(1,028,883)
Maturities of investments	1,158,722	1,122,902
Sales of investments	41,700	—
Purchases of property, plant and equipment	(5,504)	(22,614)
Net cash provided by investing activities	403,473	71,405
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	20,651	18,449
Repayment of senior notes	(250,000)	—
Net cash provided by (used in) financing activities	(229,349)	18,449
Effect of foreign exchange rates on cash and cash equivalents	9	(77)
Net decrease in cash and cash equivalents	(40,520)	(113,681)
Cash and cash equivalents at beginning of period	96,363	194,905
Cash and cash equivalents at end of period	$55,843	$81,224
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,742	$14,299
Operating lease right-of-use asset recognized in exchange for lease liabilities	$2,133	$56,025
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Organization
We are a research-based biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our research and development pipeline of new investigational drugs includes investigational treatments for cancer, autoimmune disease and viral infections.
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2020, we had approximately $1.2 billion in cash and investments in marketable securities. On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million, as described further below.
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
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three and nine months ended September 30, 2020 and 2019.
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
Reclassifications
In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 created an exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). Under the historical guidance, in this situation, an entity would record an income tax provision from other items, such as unrealized gains on available-for-sale securities reported in other comprehensive income, with an offsetting income tax benefit in continuing operations. Under ASU 2019-12, an entity would record no income tax provision. We elected to adopt ASU 2019-12 effective January 1, 2019 on a prospective basis in accordance with the guidance. Because we reported a net loss and unrealized gains on available-for-sale securities during 2019 and accordingly recorded a tax provision pursuant to the legacy guidance, we have recast such results from previously reported amounts. As a result, we eliminated the tax benefit in continuing operations and tax provision in other comprehensive income (loss). The tax effect in continuing operations was a tax benefit of $1.3 million for the nine months ended September 30, 2019, and was a tax expense of $0.2 million for the three months ended September 30, 2019.
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
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. As of September 30, 2020, our accounts receivable includes $13.0 million under customer contracts from our collaboration partners and $29.9 million for unbilled net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS). As of December 31, 2019, our accounts receivable included $12.8 million from customer contracts and $24.0 million for unbilled net expense reimbursements from BMS. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable and recorded no bad debt expense for the three and nine months ended September 30, 2020 and 2019. We have not recorded a reserve for credit losses at September 30, 2020 or December 31, 2019.
We are dependent on our suppliers and contract manufacturers to provide raw materials and drugs of appropriate quality and reliability and to meet applicable contract and regulatory requirements. In certain cases, we rely on single sources of supply of one or more critical materials. Consequently, in the event that supplies are delayed or interrupted for any reason, including as a result of the COVID-19 pandemic, our ability to develop and produce our drug candidates, our ability to supply comparator drugs for our clinical trials, or our ability to meet our supply obligations could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.
For our available-for-sale securities, we have significant concentrations of issuers in the banking and financial services industry. While our investment policy requires that we only invest in highly-rated securities and limit our exposure to any single issuer, the COVID-19 pandemic may materially affect the financial conditions of issuers. Additionally, pursuant to our investment policy, we may sell securities before maturity if the issuer’s credit rating has been downgraded below our minimum credit rating requirements, which may result in a loss on the sale. As a result of the COVID-19 pandemic, we have begun to see an increase in credit downgrades for certain of our securities. Accordingly, if the COVID-19 pandemic or other factors result in downgrades below our minimum credit rating requirements and if we decide to sell these securities, we may experience losses on such sales.
Senior Secured Notes
On October 5, 2015, we completed the sale and issuance of $250.0 million in aggregate principal amount of 7.75% senior secured notes due 2020 (the Notes). The Notes were secured by a first-priority lien on substantially all of our assets (except our right-of-use assets) and bore interest at a rate of 7.75% per annum payable in cash quarterly in arrears on January 15, April 15, July 15, and October 15 of each year. Interest was calculated based on actual days outstanding over a 360 days year. The Notes were to mature on October 5, 2020, at which time the outstanding principal would have been due and payable.
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
As a result, in the three months ended March 31, 2020, we wrote off $19.7 million of advance payments to contract manufacturers for commercial batches of NKTR-181. We also incurred $25.5 million of additional costs, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs. We present these costs in the Impairment of assets and other costs for terminated program line in our Condensed Consolidated Statement of Operations. We did not incur any substantial costs related to the wind-down of Inheris and the NKTR-181 program in the three months ended September 30, 2020. As of September 30, 2020, we have substantially completed our wind-down and do not expect additional costs.
Income Taxes
For the three and nine months ended September 30, 2020 and 2019, our income tax expense primarily results from taxable income in our Nektar India subsidiary. We have fully reserved our U.S. federal deferred tax assets generated from our net operating losses, as we believe it is not more likely than not that the benefit will be realized.
Coronavirus Aid, Relief and Economic Security (CARES) Act
In March 2020, the U.S. government enacted the CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We do not expect that the CARES Act will have a material effect on our results of operations or financial position.

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
Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$55,843	$96,363
Short-term investments	900,163	1,228,499
Long-term investments	197,715	279,119
Total cash and investments in marketable securities	$1,153,721	$1,603,981
We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of September 30, 2020 and December 31, 2019, all of our long-term investments had maturities between one and two years.
During the three months ended September 30, 2020, we sold no available-for-sale securities. During the nine months ended September 30, 2020, we sold available-for-sale securities totaling $41.7 million. Gross realized gains and losses on those sales were not significant. During the three and nine months ended September 30, 2019, we did not sell any of our available-for-sale securities. The cost of securities sold is based on the specific identification method.
We report our accrued interest receivable, which totaled $5.4 million and $6.5 million at September 30, 2020 and December 31, 2019, respectively, in other current assets on our Condensed Consolidated Balance Sheets.
Our portfolio of cash and investments in marketable securities includes (in thousands):

		September 30, 2020				December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$831,575	$2,341	$(201)	$833,715	$1,132,182
Corporate commercial paper	2	245,796	131	(14)	245,913	375,473
Obligations of U.S. government agencies	2	9,998	1	—	9,999	—
Available-for-sale investments		$1,087,369	$2,473	$(215)	$1,089,627	$1,507,655
Money market funds	1				48,931	83,546
Certificates of deposit	N/A				8,795	6,951
Cash	N/A				6,368	5,829
Total cash and investments in marketable securities					$1,153,721	$1,603,981

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
At December 31, 2019, our gross unrealized gains and losses totaled $2.1 million and $0.3 million, respectively.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$1,387	$1,673
Work-in-process	11,188	8,267
Finished goods	317	2,725
Total inventory	$12,892	$12,665
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
Note 4 — Liability Related to Sale of Future Royalties
On February 24, 2012, we entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the Royalty Entitlement) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the Royalty Entitlement. As part of this sale, we incurred approximately $4.4 million in transaction costs, which are amortized to interest expense over the estimated life of the Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (Royalty Obligation) that is amortized using the effective interest method over the estimated life of the Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. During the nine months ended September 30, 2020 and 2019, we recognized $28.0 million and $27.6 million, respectively, in non-cash royalty revenue from net sales of CIMZIA® and MIRCERA®, and we recorded $22.1 million and $17.9 million, respectively, of related non-cash interest expense.
We periodically assess the estimated royalty payments to RPI from UCB and Roche, and, to the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different from our original estimates, we will prospectively adjust the amortization of the Royalty Obligation. From inception through 2017, our estimate of the total interest expense on the Royalty Obligation resulted in an effective annual interest rate of approximately 17%. We have periodically adjusted our imputed interest rate over the years since inception as actual and forecasted sales of CIMZIA® and MIRCERA® have increased and such increases have been sustained. During the three months ended September 30, 2020, primarily as a result of increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to 20.2%, which results in a prospective interest rate of 48%. Since the proceeds from this agreement are fixed, any future changes in royalty revenue results in an equal corresponding change in imputed interest expense, which would result in changes in the prospective interest rate we use to amortize the liability.
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
On October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (U.S. District Court in California), which complaint was subsequently amended on May 15, 2019. Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of our board of directors. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. On July 13, 2020, the U.S. District Court in California Court granted Nektar’s motion to dismiss all claims in this securities class action filing, stating (among other things) that the amended complaint failed “to adequately allege that any of the statements … identified by Plaintiffs were false or misleading.” Following the motion to dismiss, on August 10, 2020, the class action plaintiffs filed a second consolidated class action complaint, and the matter remains pending.
In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in U.S. District Court in California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in U.S. District Court in California naming the CEO, CFO and certain members of our board of directors, which derivative complaints were consolidated and subsequently amended on July 1, 2020. The class action and shareholder derivative complaints assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue.
All of the securities class action lawsuits and derivative complaints are in the early stages. Accordingly, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Condensed Consolidated Balance Sheets at either September 30, 2020 or December 31, 2019.
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
To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations, representations or warranties. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Condensed Consolidated Balance Sheets at either September 30, 2020 or December 31, 2019.
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
In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2020	2019	2020	2019
Bristol-Myers Squibb Company	Bempegaldesleukin	$—	$—	$50,000	$—
Eli Lilly and Company	NKTR-358	—	1,500	1,259	5,200
Amgen, Inc.	Neulasta®	1,250	1,250	3,750	3,750
Other		381	371	412	910
License, collaboration and other revenue		$1,631	$3,121	$55,421	$9,860
During the three and nine months ended September 30, 2020, we recognized $22.7 million and $109.4 million, respectively, of revenue for performance obligations that we had satisfied in prior periods. This amount includes all of our royalty revenue and non-cash royalty revenue, as well as $50.0 million in BMS Collaboration milestones received in the nine months ended September 30, 2020, as further described below.
The following table presents the changes in our deferred revenue balance from our collaboration agreements during the nine months ended September 30, 2020 (in thousands):

Nine Months Ended September 30, 2020
Deferred revenue—December 31, 2019	$8,071
Recognition of previously unearned revenue	(5,070)
Deferred revenue—September 30, 2020	$3,001
Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied.
As of September 30, 2020, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Eli Lilly and Company described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.
There have been no material changes to our collaboration agreements in the three and nine months ended September 30, 2020, except as described below.
Bristol-Myers Squibb Company (BMS): Bempegaldesleukin, also referred to as NKTR-214
On February 13, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) and a Share Purchase Agreement with BMS, both of which became effective on April 3, 2018. Pursuant to the BMS Collaboration Agreement, we and BMS are jointly developing bempegaldesleukin, including, without limitation, in combination with BMS’s Opdivo® (nivolumab), and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize bempegaldesleukin on a worldwide basis. We retained the right to record all worldwide sales for bempegaldesleukin. We will share global commercialization profits and losses with BMS for bempegaldesleukin, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties share the internal and external development costs for bempegaldesleukin in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties share development costs for bempegaldesleukin in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar. The parties share costs for the manufacturing of bempegaldesleukin, 35% of costs to BMS and 65% to Nektar.
In April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion. We are eligible to receive additional cash payments up to a total of approximately $1.455 billion (including the milestones which we have received under Amendment No. 1 described below) upon the achievement of certain development and regulatory milestones, and up to a total of $350.0 million upon the achievement of certain sales milestones. In April 2018, BMS also purchased 8,284,600 shares of our common stock pursuant to the Share Purchase Agreement for total additional cash consideration of $850.0 million.
On January 9, 2020, we and BMS entered into Amendment No. 1 (the Amendment) to the BMS Collaboration Agreement. Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. The cost sharing under the Amendment remains unchanged. We received a non-refundable, creditable milestone payment of $25.0 million for the first patient, first visit in the registrational muscle-invasive bladder cancer trial, which was achieved on January 30, 2020, and also received a non-refundable, non-creditable milestone payment of $25.0 million for the first patient, first visit in the registrational adjuvant melanoma trial, which we achieved on July 27, 2020. For the creditable milestone, BMS is entitled to deduct the amount paid from future development milestones due to us under the original agreement.
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
During the three months ended March 31, 2020, we updated the transaction price by $25.0 million for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial. During the three months ended June 30, 2020, we updated the transaction price by $25.0 million for the milestone for the first patient, first visit in the registrational adjuvant melanoma trial because we concluded that a reversal of the milestone was not probable. Since we had already completed our sole performance obligation of delivery of the licenses, we recognized $50.0 million in license, collaboration and other revenue during the nine months ended September 30, 2020. We continue to exclude the other milestones from the transaction price as of September 30, 2020 due to the significant uncertainties involved with clinical development and regulatory approval. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808, and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three and nine months ended September 30, 2020, we recorded $29.2 million and $93.8 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. During the three and nine months ended September 30, 2019, we recorded $28.3 million and $81.4 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. As of September 30, 2020, we have recorded an unbilled receivable of $29.9 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
Eli Lilly and Company (Lilly): NKTR-358
On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly), which became effective on August 23, 2017, to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the agreement, we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development milestones, (ii) will co-develop NKTR-358 with Lilly, for which we were responsible for completing Phase 1 clinical development and are responsible for certain drug product development and supply activities, (iii) will share with Lilly Phase 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by us, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive a royalty rate up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.
The agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.
We identified our license grant to Lilly, our Phase 1 clinical development obligation and our drug product development obligation as the significant performance obligations in the arrangement. The valuation of each performance obligation involves significant estimates and assumptions, including but not limited to, expected market opportunity and pricing, assumed royalty rates, clinical trial costs, timelines and likelihood of success; in each case these estimates and assumptions covering long time periods. We determined the selling price for the license based on a discounted cash flow analysis of projected revenues from NKTR-358 and development and commercial costs using a discount rate based on a market participant’s weighted-average cost of capital adjusted for forecasting risk. We determined the selling prices for our Phase 1 clinical development and drug product development deliverables based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services.
Although we are entitled to significant development milestones under this arrangement, through September 30, 2020, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We have therefore determined the transaction price to consist of the upfront payment of $150.0 million received in September 2017. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to our portion of the Phase 1 clinical development and $6.5 million to the drug product development.
We recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognized revenue for our portion of the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of September 30, 2020, we have completed our performance obligations and we have no deferred revenue related to this agreement.
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

Our remaining unsatisfied performance obligation consists of our ongoing supply of PEGylation materials at a price less than the standalone selling price of these materials. As of September 30, 2020, our deferred revenue from this arrangement is not significant.
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
We determined that our obligation to manufacture and supply our PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. As of September 30, 2020, we have deferred revenue of approximately $0.4 million related to this agreement, which we expect to recognize through October 2020, the estimated end of our obligations under this agreement.
AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118
In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization costs and related decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of September 30, 2020, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK®.
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
As of September 30, 2020, we do not have deferred revenue related to our agreement with AstraZeneca.
In April 2020, AstraZeneca announced that it had sublicensed its global commercialization rights for MOVANTIK®, excluding Europe, Canada and Israel, to RedHill Biopharma. This sublicense does not change our rights under the agreement with AstraZeneca and our royalty rate, royalty term and future potential sales milestones remain unchanged.
Other
In addition, as of September 30, 2020, we have other collaboration agreements, including with our collaboration partner UCB Pharma and Pfizer, Inc., under which we are entitled to up to a total of $40.0 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of September 30, 2020, we have deferred revenue of approximately $2.0 million related to these other collaboration agreements.

Note 7 — Stock-Based Compensation
We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$744	$1,119	$2,168	$3,208
Research and development	14,212	15,680	43,826	47,549
General and administrative	8,711	8,081	25,255	24,030
Impairment of assets and other costs for terminated program	—	—	1,025	—
Total stock-based compensation	$23,667	$24,880	$72,274	$74,787
The stock-based compensation expense reported in impairment of assets and other costs for terminated program results from executive severance, which we accounted for as a liability award. Upon issuance of the award in the three months ended June 30, 2020, we reclassified the award into equity.
We issued stock-based awards and resulting shares of our common stock as follows (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Options granted	233	131	282	246
Weighted-average grant-date fair value of options granted	$11.64	$13.43	$11.68	$15.81
RSUs granted	693	316	1,213	712
Weighted-average grant-date fair value of RSUs granted	$21.56	$28.00	$21.04	$31.80
Shares issued under equity compensation plans	584	820	2,889	2,256
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
For the three and nine months ended September 30, 2020 and 2019, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three and nine months ended September 30, 2020 and 2019, potentially dilutive securities consisted of weighted-average common shares underlying outstanding stock options and RSUs as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Potentially dilutive securities	16,575	17,163	17,499	18,012

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
Overview
Strategic Direction of Our Business
Nektar Therapeutics is a research-based biopharmaceutical company that discovers and develops innovative new medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes treatments for cancer, autoimmune disease and viral infections. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build long-term stockholder value.
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
On January 9, 2020, we and BMS entered into an Amendment No. 1 (the Amendment) to the Collaboration Agreement. dated February 13, 2018 (the BMS Collaboration Agreement). Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. Specifically, pursuant to the updated Collaboration Development Plan, bempegaldesleukin in combination with Opdivo® is currently being evaluated in ongoing registrational trials in first-line metastatic melanoma, first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), muscle-invasive bladder cancer, and adjuvant melanoma, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with either axitinib or cabozantinib in first line RCC in order to support a future Phase 3 registrational trial. Several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are currently underway. Also, as specifically allowed under the BMS Collaboration Agreement, Nektar is independently studying bempegaldesleukin in combination with pembrolizumab in a non-small cell lung cancer (NSCLC) Phase 1/2 trial.
The Amendment did not alter the cost-sharing methodology under the BMS Collaboration Agreement. The parties share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share clinical development costs for bempegaldesleukin in combination with Opdivo®, BMS 67.5% and Nektar 32.5%. For costs of manufacturing bempegaldesleukin, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. BMS supplies Opdivo® free of charge. We also share commercialization related costs, 35% BMS and 65% Nektar, which we present in general and administrative expense. Our share of development costs is limited to an annual cap of $125.0 million. To the extent this annual cap is exceeded, we will recognize our full share of the research and development expense and BMS will reimburse us for the amount over the annual cap which will be recorded as a contingent liability. This contingent liability will generally be paid to BMS only if bempegaldesleukin is approved and solely by reducing a portion of our share of net profits following the first commercial sale of bempegaldesleukin.
The BMS Collaboration Agreement entitles Nektar to receive up to $1.455 billion of clinical, regulatory and commercial launch milestones. Of these milestones, we received a non-refundable, creditable milestone payment of $25.0 million for the first patient, first visit in the registrational muscle-invasive bladder cancer trial, which was achieved on January 30, 2020, and also received a non-refundable, non-creditable milestone payment of $25.0 million for the first patient, first visit in the registrational adjuvant melanoma trial, which we achieved on July 27, 2020. Of the remaining milestones, $625.0 million are associated with the approval and launch of bempegaldesleukin in its first indication in the U.S., EU and Japan (which reflects the reduction for the $25.0 million nonrefundable, creditable milestone for the first patient, first visit in the muscle-invasive bladder cancer trial). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future results of operations and financial condition.

Outside of the collaboration development plan with BMS, we are conducting and pursuing additional I-O research and development activities evaluating bempegaldesleukin in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish bempegaldesleukin as a key component of many I-O combination regimens with the potential to enhance the standard of care in multiple oncology settings. With our non-BMS clinical collaborations for bempegaldesleukin, we generally share clinical development costs on a substantially pro-rata basis commensurate with our ownership interest in the underlying compounds. We expect to continue to make significant and increasing investments exploring the potential of bempegaldesleukin with mechanisms of action that we believe are synergistic with bempegaldesleukin based on emerging scientific findings in cancer biology and preclinical development work.
On October 22, 2020, we received FDA clearance for an Investigational New Drug application for bempegaldesleukin to be evaluated in a Phase 1b clinical study in adult patients who have been diagnosed with mild COVID-19 infection. The study design allows us to evaluate whether bempegaldesleukin’s adaptive immune-stimulating mechanism to promote priming and proliferation of T cells and NK cells could be useful in the emerging treatment options for COVID-19. Enrollment in the Phase 1b randomized, double-blind, placebo-controlled study is planned to start in early November.
We are also advancing other molecules, including NKTR-262 and NKTR-255, in our I-O portfolio. NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APCs), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic bempegaldesleukin in order to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. The Phase 1/2 dose-escalation and expansion trial of NKTR-262 in patients with solid tumors is currently ongoing. NKTR-255 is a biologic that targets the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8 memory T cells. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody dependent cellular cytoxicity molecules as well as enhance CAR-T therapies. We have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. We also have initiated a Phase 1 study for NKTR-255 in solid tumor settings.
In immunology, we are developing NKTR-358, which is designed to correct the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358. We received an initial payment of $150.0 million in September 2017 and are eligible for up to an additional $250.0 million for development and regulatory milestones. We were responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the Phase 3 development costs and receive a royalty rate on global NKTR-358 sales up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.
We have completed a Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. Results from this study demonstrated a multiple-fold increase in regulatory T cells with no change in CD8 positive or natural killer cell levels and no dose-limiting toxicities were observed. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE). Lilly is conducting two Phase 1b studies in patients with psoriasis and atopic dermatitis, has initiated a Phase 2 study in SLE in October 2020, and is planning to initiate a Phase 2 study in ulcerative colitis. Under the terms of the agreement, Lilly is to initiate two additional Phase 2 studies in other auto-immune diseases.
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

Effects of the COVID-19 Pandemic
In March 2020, COVID-19, the disease resulting from a novel strain of coronavirus infection, was declared a global pandemic. Many countries, including the United States and India, initially took steps such as restricting travel, closing schools, and issuing shelter-in-place orders to slow or moderate the spread of the virus. More recently, states and countries have adopted individualized approaches to respond to the COVID-19 pandemic. In particular, local resurgences in number and rates of infections, and the further spread of the virus may result in the return of prior restrictions or the institution of restrictions in the affected areas. Although vaccines intended to reduce the incidence of infection are in development, it remains unclear how long the negative impacts caused by the coronavirus will continue into the future.
Currently, with respect to the operation of our facilities, we are closely adhering to applicable guidelines and orders. Essential operations in research, manufacturing and maintenance that occur within our facilities are continuing in accordance with the permissions granted under government ordinances. Across all our locations, we have instituted a temporary work from home policy for all office personnel who do not need to work on site to maintain productivity. At this time, we have not identified a material change to our productivity as a result of these measures, but this could change, particularly if restricted travel, closed schools, and shelter-in-place orders are not removed or significantly eased in the areas in which we operate.
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
Specifically, for the ongoing registrational clinical trials studying the combination of bempegaldesleukin and Opdivo® in cancer indications being led by Nektar (such as adjuvant melanoma, RCC and first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer), although we have not seen evidence to date that the COVID-19 pandemic has had a significant impact on enrollment for these trials, the future impact of the COVID-19 pandemic on these trials is very difficult to predict and, with regard to individual clinical trial sites within these studies, will likely vary by the geographic region in which they are located.
For Nektar’s Phase 1/2 trial studying bempegaldesleukin and pembrolizumab in NSCLC, although the COVID-19 pandemic delayed the initiation of certain investigator sites in Europe earlier in the trial, we currently expect to have initial safety as well as preliminary overall response rate data for an initial set of patients in the dose-escalation and NSCLC cohorts of this study by the first part of 2021.
With regard to Nektar’s ongoing clinical study of NKTR-262 (the Phase 1/2 REVEAL study), this study has largely remained on track although we have experienced some challenges with new investigator site initiations. Nektar's Phase 1 clinical study of NKTR-255 in patients with relapsed/refractory hematologic malignancies has enrolled slower than anticipated due to challenges caused by the COVID-19 pandemic, and the dose-escalation monotherapy portion of the study is expected to be completed in the first quarter of 2021. For both of these Nektar-run clinical programs, the ongoing COVID-19 pandemic could still impact investigator site initiations and trial enrollment despite our mitigation efforts.
For clinical studies of our proprietary drug candidates being run by our partners, BMS is enrolling patients in each of the BMS-led registration studies and has re-started initiation of new investigator sites following a pause in the initiation of new investigator sites it instituted for all of its studies as a result of the COVID-19 pandemic. Earlier in the summer, BMS extended their timeline estimates by approximately six months for the first data read-outs for the first-line melanoma trial. We will continue to monitor the progress of the BMS-led studies. Our partner Lilly, which is running clinical trials of NKTR-358, has indicated it will likely have delays of at least three to six months following its temporary suspension of recruitment for the ongoing Phase 1b studies in atopic dermatitis and psoriasis as a result of the COVID-19 pandemic. Lilly recently started a Phase 2 study in moderate to severe lupus patients in October and is planning to start an additional Phase 2 study in ulcerative colitis before the end of the year. The rapid development and fluidity of the COVID-19 pandemic preclude any firm estimates as to the ultimate effect this disease will have on our collaborator’s clinical trials. As a result, there remains substantial uncertainty as to potential impacts on our collaboration partner studies.
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
In this respect, we are also incorporating recent direction and flexibility provided by regulatory authorities, including the United States Food and Drug Administration in its March 18, 2020 Guidance (most recently updated September 21, 2020) entitled “FDA Guidance on Conduct of Clinical Trials of Medicinal Products during COVID-19 Public Health Emergency.” This Guidance is continually being updated by FDA and updates can be found on the FDA’s website at www.fda.gov. In addition, we may refer to guidance documents from other regulatory agencies, such as, for example, the European Medicines Agency’s “Implications of coronavirus disease (COVID-19) on methodological aspects of ongoing clinical trials” found on www.ema.europa.eu, which are also continually being updated.
With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months.

Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of September 30, 2020, we had approximately $1.2 billion in cash and investments in marketable securities. On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million. See Note 1 to our Condensed Consolidated Financial Statements for additional information.
Results of Operations
Three and Nine Months Ended September 30, 2020 and 2019
Revenue (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Product sales	$5,691	$5,558	$133	2%
Royalty revenue	12,289	10,275	2,014	20%
Non-cash royalty revenue related to sale of future royalties	10,422	10,264	158	2%
License, collaboration and other revenue	1,631	3,121	(1,490)	(48)%
Total revenue	$30,033	$29,218	$815	3%

	Nine Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Product sales	$14,620	$14,302	$318	2%
Royalty revenue	31,411	29,008	2,403	8%
Non-cash royalty revenue related to sale of future royalties	28,001	27,585	416	2%
License, collaboration and other revenue	55,421	9,860	45,561	>100%
Total revenue	$129,453	$80,755	$48,698	60%
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
Product sales were consistent for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. We expect product sales for the full year of 2020 to be lower than 2019. At this time, we do not anticipate that effects of the COVID-19 pandemic will impact our product sales.
Royalty Revenue
We receive royalty revenue from certain of our collaboration partners based on their net sales of commercial products. Royalty revenue for the nine months ended September 30, 2020 increased as compared to the nine months ended September 30,

2019 due to increases in the net sales of the underlying commercial products of our collaboration partners. At this time, we cannot estimate the effects of the COVID-19 pandemic on the net sales of the commercial products of our collaboration partners and our resulting royalty revenues.
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
During the three months ended March 31, 2020, we recognized $25.0 million in license, collaboration and other revenue for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial under the BMS Collaboration Agreement. During the three months ended June 30, 2020, we recognized $25.0 million in license, collaboration and other revenue for the milestone for the first patient, first visit in the registrational adjuvant melanoma trial, also under the BMS Collaboration Agreement. Although we did not achieve the first patient, first visit until July 27, 2020, in the adjuvant melanoma trial, we concluded that a reversal of the milestone was not probable as of June 30, 2020. As a result, license, collaboration and other revenue increased during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to the recognition of these milestones. We expect that our license, collaboration and other revenue will increase significantly in the full year of 2020 compared to 2019 as a result of the recognition of the two milestones under the BMS Collaboration Agreement.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for discussion of the risks associated with the complex nature of our collaboration agreements.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Cost of goods sold	$5,570	$4,927	$643	13%
Product gross profit	121	631	(510)	(81)%
Product gross margin	2%	11%

	Nine Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Cost of goods sold	$15,154	15,385	$(231)	(2)%
Product gross profit (1)	(534)	(1,083)	549	51%
Product gross margin	(4)%	(8)%
(1) Percentage change represents improvement, since the negative gross margin has decreased.
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
Product gross margin was negative for the nine months ended September 30, 2020 and September 30, 2019. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three and nine months ended September 30, 2020 and 2019, the royalty revenue from this collaboration exceeded the related negative gross profit.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We currently expect product gross margin to be negative in 2020 as a result of the manufacturing arrangement described above.
Research and Development Expense (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Research and development expense	$100,531	$99,048	$1,483	1%

	Nine Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Research and development expense	$305,954	$324,197	$(18,243)	(6)%
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
Research and development costs for the three months ended September 30, 2020 were consistent with the three months ended September 30, 2019. Total research and development costs for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019. The clinical trial costs for our bempegaldesleukin, NKTR-255 and NKR-262 programs increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These costs were offset by decreases in pre-commercial manufacturing costs for NKTR-181 which we incurred during 2019, manufacturing costs for clinical trials materials, and costs for our clinical development program for NKTR-358. As noted above, as a result of our decision to withdraw the NKTR-181 NDA in January 2020, we present all costs related to the wind-down of the NKTR-181 program, including pre-commercial manufacturing activities, in the Impairment of assets and other costs related to terminated program line in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020. The decrease in NKTR-358 development costs reflects our completion of our Phase 1 clinical development and drug product development deliverables, for which we were responsible for 100% of costs, to the Phase 1B and Phase 2 development, for which we are responsible for 25% of costs and Lilly is responsible for 75% of costs. Additionally, during the three and nine months ended September 30, 2020, we recorded net reductions to research and development expense for BMS’s reimbursements of our costs of $29.2 million and $93.8 million, respectively. During the three and nine months ended September 30, 2019, we recorded net reductions to research and development expense for BMS’s reimbursements of our costs of $28.3 million and $81.4 million, respectively. Under the BMS Collaboration Agreement, BMS generally bears 67.5% of development costs for bempegaldesleukin in combination with Opdivo® and 35% of costs for manufacturing bempegaldesleukin. Please see Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our BMS Collaboration Agreement.

We expect research and development expense to be generally consistent for 2020 compared to 2019. However, excluding the pre-commercial manufacturing costs for NKTR-181 that we incurred in 2019 as discussed above, we expect research and development expense to increase marginally for 2020 compared to 2019 primarily due to advancing our development of bempegaldesleukin under the BMS Collaboration Agreement, as well as studies outside of this agreement, including our Phase 1/2 trial studying bempegaldesleukin and pembrolizumab in NSCLC. In addition, we are collaborating with Lilly to develop NKTR-358, and Lilly is planning additional studies, for which we are responsible for 25% of costs. We are also continuing our Phase 1 dose-escalation studies for NKTR-255 in multiple myeloma and non-Hodgkin lymphoma, and we have initiated a Phase 1 study for NKTR-255 in solid tumors. We are continuing to enroll patients in the expansion phase of the Phase 1/2 study for NKTR-262 in combination with bempegaldesleukin. The timing and amount of our future clinical investments will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of potential collaboration partnerships (if any) for these programs.
In addition to our drug candidates that we are evaluating in clinical development during 2020, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates by applying our polymer conjugate technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.
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
As noted above, the evolving situation around the COVID-19 pandemic has had varying impacts on the clinical testing of our proprietary drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the pandemic. We have experienced delays of approximately three months for earlier stage Nektar-run clinical studies (such as the Phase 1/2 trial studying bempegaldesleukin and pembrolizumab in NSCLC and the Phase 1 trial studying NKTR-255 in patients with relapsed/refractory hematologic malignancies) and given the evolving situation around the COVID-19 pandemic it is possible there could be additional delays in the future. In addition, for certain clinical studies involving our proprietary drug candidates that are run by our partners, study timelines have been delayed at least three to six months and given the evolving situation around the COVID-19 pandemic it is possible there could be additional delays in the future. As a result of these delays and potential delays, we may incur additional costs associated with these clinical trials. At this time, we cannot estimate if such increases would have a material effect on our results of operations or financial position.

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
General and Administrative Expense (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
General and administrative expense	$26,982	$23,983	$2,999	13%

	Nine Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
General and administrative expense	$77,546	$71,570	$5,976	8%
General and administrative expense includes the cost of administrative staffing, finance, legal and initial commercial readiness activities. General and administrative expense increased during the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019. We expect general and administrative expenses in the full year of 2020 to increase compared to 2019, primarily due to increased personnel costs as we begin a stage appropriate build of our commercial capability to co-commercialize bempegaldesleukin with BMS. At this time, we do not anticipate that the effects of the COVID-19 pandemic will materially affect our general and administrative expense.
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
Interest Expense (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest expense	$—	$5,425	$(5,425)	(100)%

	Nine Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest expense	$6,851	$15,882	$(9,031)	(57)%
Interest expense for the three and nine months ended September 30, 2020 decreased as compared to the three and nine months ended September 30, 2019. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes was calculated based on actual days outstanding over a 360 day year. On April 13, 2020, we redeemed the senior secured notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million. After the repayment, we incurred no interest expense.

Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Three Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Non-cash royalty revenue related to sale of future royalties	$10,422	$10,264	$158	2%
Non-cash interest expense on liability related to sale of future royalties	8,425	5,813	2,612	45%

	Nine Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Non-cash royalty revenue related to sale of future royalties	$28,001	$27,585	$416	2%
Non-cash interest expense on liability related to sale of future royalties	22,084	17,853	4,231	24%
For a discussion of the sale of future royalties for CIMZIA® and MIRCERA®, see Note 4 to our Condensed Consolidated Financial Statements.
As discussed in Note 4, we continue to recognize non-cash royalty revenue for net sales of CIMZIA® and MIRCERA®, which was consistent for the nine months ended September 30, 2020 and September 30, 2019. Non-cash interest expense increased for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019 due to an increase in the estimated implicit interest rate over the life of the transaction. When forecasted future revenues rise, this results in an increase to the estimated implicit interest rate over the life of the transaction, which, in turn, increases the prospective effective interest rate in the current and future periods.
We recognized non-cash interest expense at an effective rate of 29% for the three and nine months ended September 30, 2019, reflecting the estimated implicit interest rate over the life of the transaction of approximately 18.7%. During the fourth quarter of 2019, due to sustained increases in the forecasted sales of CIMZIA® and MIRCERA®, we increased our estimated implicit interest rate over the life of the agreement from 18.7% to approximately 19.5%, which resulted in a prospective interest rate of 38%. During the three months ended September 30, 2020, primarily as a result of continued increases in the forecasted sales of CIMZIA®, our estimate of the effective annual interest rate over the life of the agreement increased to 20.2%, which results in a prospective interest rate of 48%.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the non-cash interest expense. To date, we have amortized $46.4 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $67.6 million of the net proceeds. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively. At this time, we cannot estimate the effects of the COVID-19 pandemic on net sales of CIMZIA® and MIRCERA® and the resulting effects on our non-cash royalty revenue and potential effects on our estimated implicit rate for non-cash interest expense.

Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest income and other income (expense), net	$2,910	$11,492	$(8,582)	(75)%

	Nine Months Ended September 30,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest income and other income (expense), net	$16,453	$35,964	$(19,511)	(54)%
Interest income and other income (expense) decreased significantly for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 due to decreases in market interest rates and lower investment balances which have been utilized to fund our operations and the repayment of our senior notes on April 13, 2020. The effective interest rate earned on investments which we purchased after the COVID-19 pandemic began has been significantly lower than historical interest rates, and we expect this trend to continue. We expect that our interest income and other income (expense), net will decrease significantly for 2020 compared to 2019 for these same reasons.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At September 30, 2020, we had approximately $1.2 billion in cash and investments in marketable securities. As noted above, on April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million.
We estimate that we have working capital to fund our current business plans for the next twelve months. We expect the clinical development of our proprietary drug candidates including bempegaldesleukin, NKTR-358, NKTR-262 and NKTR-255 will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In April 2018, we received a total of $1.85 billion from BMS including a $1.0 billion upfront payment and an $850.0 million premium investment in our common stock. In July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly and other existing and future collaboration transactions if drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In particular, under the BMS Collaboration Agreement, we are entitled to $1.455 billion of clinical, regulatory and commercial launch milestones (of which, we have received $50.0 million). Of the remaining milestones, $625.0 million are associated with approval and launch of bempegaldesleukin in its first indication in the U.S., EU and Japan (which reflects the reduction for the $25.0 million nonrefundable, creditable milestone for the first patient, first visit in the muscle-invasive bladder cancer trial that BMS paid to us in March 2020). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future liquidity and capital resources. We have no credit facility or any other sources of committed capital.
In the short term, we do not anticipate that the effects of the COVID-19 pandemic will have a material effect on our results of operations or financial position since we do not generate significant cash flows from recurring revenues and our revenues are generally less affected by shelter-in place or similar orders. However, if delays caused by the COVID-19 pandemic in commencing and enrolling patients in our clinical trials or those run by our partners result in a delay in completing these trials, our ability to file for regulatory approval and commercialize these products (if approved) or enter into collaboration agreements may also be delayed.
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
Cash flows from operating activities
Cash flows used in operating activities for the nine months ended September 30, 2020 totaled $214.7 million, which includes $255.0 million of net operating cash uses as well as $9.7 million for interest payments on our senior secured notes, partially offset by the receipt of the $25.0 million milestone payment from BMS for the achievement of the first patient, first visit in the registrational muscle invasive bladder cancer trial and the $25.0 million milestone payment from BMS for the achievement of the first patient, first visit in the registrational adjuvant melanoma trial.
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
Cash flows from investing activities
We paid $5.5 million and $22.6 million for the purchase or construction of property, plant and equipment in the nine months ended September 30, 2020 and 2019, respectively. The decrease for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 resulted from the construction of leasehold improvements at our facilities lease in San Francisco during 2019. We expect our capital expenditures in the full year of 2020 to decrease compared with 2019, primarily due to the completion of the construction of these leasehold improvements.
During the nine months ended September 30, 2020, our maturities and sales of investments, net of purchases, totaled $409.0 million, which we used to redeem our senior notes and accrued interest of $254.8 million and to fund our operations.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $20.7 million and $18.4 million in the nine months ended September 30, 2020 and 2019, respectively.
As noted above, on April 13, 2020, we repaid the principal of our senior notes totaling $250.0 million. See Note 1 to our Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
Other than the repayment of our senior notes, there were no material changes outside the ordinary course of business during the nine months ended September 30, 2020 to the summary of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC.
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
Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize bempegaldesleukin. In general, most investigational drugs, including I-O drug candidates such as bempegaldesleukin, do not become approved drugs. Accordingly, there is a very meaningful risk that bempegaldesleukin will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. To date, reported clinical outcomes from bempegaldesleukin have had a significant impact on our market valuation, and business prospects and we expect this to continue in future periods. If one or more clinical studies of bempegaldesleukin are delayed (as a result of, for example, our collaboration partner causing a delay of the initiation of one or more clinical trials for reasons outside of our control) or not successful, it would materially harm our market valuation, prospects, financial condition and results of operations. For example, under the BMS Collaboration Agreement, we are entitled to up to $1.455 billion in development milestone payments (of which we have received $50.0 million) that are based upon clinical and regulatory successes from the bempegaldesleukin development program. One or more failures in bempegaldesleukin studies could jeopardize such milestone payments, and any product sales or royalty revenue or commercial milestone payments that we would otherwise be entitled to receive could be reduced, delayed or eliminated.
Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in regulatory approvals and jeopardize the ability to proceed to commercialization.
We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating bempegaldesleukin, including trials evaluating bempegaldesleukin as a potential combination treatment with BMS’s Opdivo® as well as other ongoing and planned combination trials. Our partner Lilly has initiated clinical Phase 1b studies of NKTR-358 for psoriasis and atopic dermatitis, has recently started a Phase 2 study in moderate to severe lupus patients in October and is planning to initiate a Phase 2 study in patients with ulcerative colitis this year. We also continue to enroll patients in a Phase 1/2 study evaluating bempegaldesleukin in combination with NKTR-262 in patients with solid tumors.  In addition, we have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our product candidates could be delayed for a variety of reasons, including:
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
Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and these health epidemics, including the COVID-19 pandemic, could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. In March 2020, the COVID-19 outbreak was declared a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease. In addition, we have implemented work from home policies for most employees. The effects of the shelter-in-place order and our work from home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Although we have taken precautions to avoid the spread of the coronavirus among our employees, it is possible one or more members of our workforce will be diagnosed with COVID-19 as a result of a work-place exposure, which could adversely impact our operations and result in litigation against us. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.
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
In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Investigator recruitment, clinical site initiation, patient screening and patient enrollment may be delayed due to, for example, prioritization of hospital resources toward the COVID-19 pandemic. Some patients who are successfully enrolled in clinical trials involving our drug candidates may not be able to comply with clinical trial protocols due to, for example, shelter-in-place orders impeding movement, disrupted healthcare services, or health issues for suspected or confirmed COVID-19 status. Similarly, our ability to recruit and retain patients and principal investigators and site staff, all of whom may have heightened risk for COVID-19, could adversely impact our clinical trial operations.
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
As a result of the increase of telehealth, work from home, and virtual meetings being necessitated by the COVID-19 pandemic, the risk or disruptions caused by cyber attacks is increased. Safeguards such as firewalls and other security measures that work well when employees are located within our facilities may not work as effectively when those employees are working remotely, and there is no guarantee that these and other cybersecurity safeguards will successfully prevent all cyber attacks. If we, our partners, our suppliers, or our contractors experience a cyberattack, experience data accessibility issues, or encounter communication disruptions, our business may suffer as a result of the loss or theft of our important data, and we may be liable for compromising the protection of personal data.
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
The rapid development and fluidity of the COVID-19 pandemic results in a substantial number of individual variables that could cause a significant negative impact on our operations and our business, thereby precluding useful predictions as to how this pandemic will ultimately affect us. Thus, any current assessment of the effects of the COVID-19 pandemic, including the impact of this disease on our clinical trial timelines, is subject to change. We do not yet know the full extent of potential impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material negative impact on our operations and our business.
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
As of September 30, 2020, we had cash and investments in marketable securities valued at approximately $1.2 billion. On April 13, 2020, we redeemed our senior notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
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
For the nine months ended September 30, 2020, we reported a net loss of $327.2 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary product candidates and the regulatory approval and market success of our product candidates. We may not be able to achieve and sustain profitability.
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
There are many competitors for our proprietary product candidates currently in development. For bempegaldesleukin, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma, Inc.)/NCI, Apeiron Biologics, Philogen S.p.A., Brooklyn ImmunoTherapeutics LLC, Anaveon AG, Adaptimmune LLC, and Novartis AG; potential competitors in the cytokine-based therapies space include Alkermes plc, Altor Bioscience, NantWorks, Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche, Sanofi SA (through its acquisition of Synthorx, Inc.), and Eli Lilly & Co. (through its acquisition of Armo BioSciences); and potential competitors in the checkpoint inhibitor space include GlaxoSmithKline plc (through its acquisition of Tesaro, Inc.), Macrogenics, Inc., Merck, Bristol-Myers Squibb Company, and Roche. For NKTR-358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC, Janssen, AstraZeneca, and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc., Celgene Corporation, ILTOO Pharma, Pandion Therapeutics, and Roche). For MOVANTIK®, there are currently several alternative therapies used to address opioid-induced constipation (OIC) and opioid-induced bowel dysfunction (OBD), including RELISTOR® (methylnaltrexone bromide), oral therapy AMITIZA® (lubiprostone), and oral and rectal over-the-counter laxatives and stool softeners such as docusate sodium, senna and milk of magnesia. For ADYNOVATE®, there is substantial competition from Sanofi’s Fc fusion protein ELOCTATE™ for Hemophilia A treatment, JIVI® (antihemophilic factor (recombinant) PEGylated-aucl), an extended half-life Factor VIII for Hemophilia A treatment, approved in the U.S. in August 2018, and marketed by Bayer Healthcare, and, more recently, an extended half-life product from Novo Nordisk. In addition, technologies other than those based on Fc fusion and polymer conjugation approaches (such as gene therapy approaches being developed by BioMarin Pharmaceutical Inc. and others) are being pursued to treat patients with Hemophilia A. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.
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
Our stock price is volatile. During the nine months ended September 30, 2020, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $14.47 to $27.96 per share. In response to volatility in the price of our common stock in the past, Plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into potential securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, Plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by Plaintiffs’ securities litigation firms following share price fluctuations.
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
The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 290 U.S. and 1000 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the drug. Moreover, even if a patent encompassing a drug has not expired prior to the drugs commercialization, the patent may only provide a short period of protection following the commercialization of products.  In addition, our patents may be subject to post grant proceedings, such as or inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.
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
•federal civil and criminal false claims laws and civil monetary penalty laws, such as the U.S. federal False Claims Act (FCA), which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payers that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money owed to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
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
We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. For example, we are currently involved in German litigation proceedings whereby we and Bayer Healthcare LLC are seeking at least co-ownership rights in certain of each other’s patent filings related to PEGylated Factor VIII products. We believe that Bayer’s claims to an ownership interest in these is without merit and we are vigorously defending our exclusive ownership rights to this intellectual property. These German litigation proceedings are currently stayed pending the outcome of ongoing mediation efforts. In the U.S., Bayer filed a complaint against Baxalta and Nektar alleging the ADYNOVATE® product infringes a Bayer patent. Although the U.S. court dismissed all of Bayer’s claims against Nektar and Nektar was removed as a defendant, a jury found the Bayer patent was valid and infringed, and awarded Bayer damages, the responsibility of which are borne fully by Baxalta. This damages award does not impact our royalties from sales of ADYNOVATE® under our collaboration with Baxalta and Baxalta is currently appealing the decision. In other U.S. proceedings, Nektar and Baxalta filed complaints against Bayer Healthcare alleging Bayer’s JIVI® product infringes several Nektar patents. A jury trial in this proceeding is scheduled to begin in September 2020. In addition, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.), MSN Laboratories Pvt. Ltd., and Aurobindo Pharma USA INC. alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (Paragraph IV Certifications), AstraZeneca and we together filed patent infringement suits against each of these generic companies. In these Paragraph IV Certifications, all three generic companies only alleged one patent, U.S. Patent No. 9,012,469, is invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective generic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. In addition, on March 18, 2020, Aether Therapeutics Inc. filed a complaint against AstraZeneca, Nektar and Daiichi-Sanko, Inc. alleging MOVANTIK® infringes U.S. Patent Nos. 6,713,488, 8,748,448, 8,883,817 and 9,061,024. Also, on June 5, 2020, UCB Pharma S.A. and Celltech R&D Limited (collectively UCB) served notice of a Declaratory Judgment of Patent Invalidity proceeding filed in the United States District Court for the District of Delaware seeking a declaration of invalidity of specified U.S. patents owned by Nektar and licensed to UCB. UCB is also pursuing similar actions in other jurisdictions. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review and re-examination proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our drugs and platform technologies.
We are involved in legal proceedings other than those related to intellectual property. For example, on October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (U.S. District Court in California), which complaint was subsequently amended on May 15, 2019. Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of our board of directors. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. On July 13, 2020, the U.S. District Court in California granted Nektar’s motion to dismiss all claims in this securities class action filing, stating (among other things) that the amended complaint failed “to adequately allege that any of the statements … identified by Plaintiffs were false or misleading.” Following the motion to dismiss, on August 10, 2020, the class action plaintiffs filed a second consolidated class action complaint, and the matter remains pending.
In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in U.S. District Court in California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in U.S. District Court in California naming the CEO, CFO and certain members of our board of directors, which derivative complaints were consolidated and subsequently amended on July 1, 2020. The class action and shareholder derivative complaints assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue.
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
All of the securities class action lawsuits and derivative complaints are in the early stages. Accordingly, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Condensed Consolidated Balance Sheets at either September 30, 2020 or December 31, 2019.
We significantly rely on information technology systems, and any failure, inadequacy, interruption, breach, or security lapse of that technology within our internal computer systems, or those of our partners, vendors, CROs, CMOs or other contractors or consultants, may result in a material disruption of our development programs and our operations.
As part of our business, we collect, store and transmit large amounts of confidential information, proprietary data, intellectual property and personal data. Despite the implementation of security measures, our internal computer systems and those of our partners, vendors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other contractors and consultants are vulnerable to loss, damage, denial-of-service, unauthorized access, or misappropriation. Such cybersecurity breaches may be the result of unauthorized activity by our employees and contractors, as well as by third parties who use cyberattack techniques involving malware, hacking and phishing, among others. Our information technology systems, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to natural disasters, terrorism, war and telecommunication and electrical failures. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss of preclinical data or data from any clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate and mitigate cybersecurity incidents could be significant.
If we are found in violation of privacy and data protection laws, we may be required to pay penalties, be subjected to scrutiny by regulators or governmental entities, or be suspended from participation in government healthcare programs, which may adversely affect our business, financial condition and results of operations.
Our business to subject to many laws and regulations intended to protect the privacy and data of individuals participating in our clinical trials and our employees, among others. For example, with regard to individuals participating in our clinical trials, these laws and regulations govern the safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. In addition to federal laws and regulations in the United States, such as the HIPAA requirements relating to the privacy, security and transmission of individually identifiable health information, many state and foreign laws also govern the privacy and security of health information. These laws often differ from each other in significant ways, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
In the United States, California recently enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has increased our compliance costs and may increase our potential liability. The CCPA has prompted a number of proposals for new federal and state privacy legislation. If passed, these proposals could increase our potential liability, increase our compliance costs and adversely affect our business.
The European Regulation 2016/679, known as the General Data Protection Regulation (GDPR), and the implementing legislation of EU Member States, apply to the collection and processing of personal data, including health-related information, by companies located in the EU, or in certain circumstances, by companies located outside of the EU and processing personal information of individuals located in the EU. These laws impose strict obligations on the ability to process personal data, including health-related information, in particular in relation to their collection, use, disclosure and transfer. These include several requirements relating to, for example, (i) obtaining, in some situations, the consent of the individuals to whom the personal data relates, (ii) the information provided to the individuals about how their personal information is used, and (iii) ensuring the security and confidentiality of the personal data. The GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA), such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Potential pecuniary fines for noncompliant companies may be up to the greater of €20 million or 4% of annual global revenue.
To the extent that we are found liable for the inappropriate collection, storage, use or disclosure of protected information of individuals (such as employees and or clinical patients protected by any privacy or data protection law), we could be subject to reputational harm, monetary fines (such as those imposed by the GDPR and CCPA), civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and the development of our product candidates could be delayed. In addition, we continue to be subject to new and evolving data protection laws and regulations from a variety of jurisdictions, and there is a risk that our systems and processes for managing and protecting data may be found to be inadequate, which could materially adversely affect our business, financial condition and results of operations.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at September 30, 2020 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC.

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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related shelter-in-place requirements, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2020.
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
Date: November 5, 2020

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen Senior Vice President, Finance and Chief Accounting Officer
Date: November 5, 2020