Form 10-K
period 2020-12-31
NEKTAR THERAPEUTICS
filed 2021-02-26
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________________________
Form 10-K
___________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, as reported on The NASDAQ Global Select Market, was approximately $4.1 billion. This calculation excludes approximately 1,117,000 shares held by directors and executive officers of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.
As of February 17, 2021, the number of outstanding shares of the registrant’s common stock was 182,182,063.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive Proxy Statement to be filed for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS
2020 ANNUAL REPORT ON FORM 10-K

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

Summary of Risks

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

Risks to our business are more fully described below in Item IA in this Form 10-K, which risks include, among others:

•Risks Related to our Research and Development Efforts:
◦we are highly dependent on the success of bempegaldesleukin, our lead immuno-oncology (I-O) candidate, and our business will be significantly harmed if we are not successful in developing this drug candidate;
◦the outcomes from competitive I-O and combination therapy clinical trials, and the discovery and development of new potential oncology therapies could have a material and adverse impact on the value of our I-O pipeline;
◦significant competition for our polymer conjugate chemistry technology platforms and our partnered and proprietary products and drug candidates could make our technologies, drug products or drug candidates obsolete or uncompetitive;
◦preliminary and interim data from our clinical studies are subject to audit and verification procedures that could result in material changes in the final data and may change as more patient data become available; and
◦clinical trials for any of our drug candidates could be delayed for a variety of reasons.
•Risks Related to our Collaboration Partners:
◦we are highly dependent on our collaboration partners to initiate, properly conduct and prioritize clinical trials for bempegaldesleukin and NKTR-358 and to perform important additional development and commercialization activities, and our business will be significantly harmed if their actions deprioritize or otherwise harm the prospects of our drug candidates; and
◦the operations of our collaboration partners may be more affected by the COVID-19 pandemic than we are, or they may adopt more restrictive procedures for addressing the COVID-19 pandemic, either of which would delay initiating or completing one or more clinical trials involving our drug candidates.
•Risks Related to our Financial Condition and Capital Requirements:
◦we have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan;
◦if the market size for a new drug that received approval is significantly smaller than we anticipate, it could negatively impact our revenue, results of operations and financial condition;
◦if third-party payers (including government programs) do not provide payment or reimbursement for our products, those products will not be widely accepted, which would negatively impact our business, results of operations and financial condition; and
◦our revenue is exclusively derived from our collaboration agreements. If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer.
•Risks Related to the COVID-19 Pandemic: Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.
•Risks Related to Supply and Manufacturing:
◦if we or our contract manufacturers are not able to manufacture drugs or drug substances in sufficient quantities that meet applicable quality standards, our business, financial condition and results of operations could be negatively harmed; and

◦we purchase some of the starting material for drugs and drug candidates from a single source or a limited number of suppliers, and the partial or complete loss of one of these suppliers could cause delays, loss of revenue and contract liability.
•Risks Related to Business Operations: If we are unable to create robust sales, marketing and distribution capabilities or to enter into agreements with third parties to perform these functions, we will be unable to commercialize our drug candidates successfully.
•Risks Related to Intellectual Property, Litigation and Regulatory Concerns:
◦we may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to drug candidates granted Breakthrough Therapy designation by the United States Food and Drug Administration (FDA);
◦we or our partners may not obtain regulatory approval for our drug candidates on a timely basis, or at all; and
◦patents may not issue from our patent applications for our drug candidates, patents that have issued may not be enforceable, or additional intellectual property licenses from third parties may be required, which may not be available on commercially reasonable terms.
In addition to the above-mentioned risks, our business is subject to a number of general risks that are also faced by business generally.

PART I
Item 1. Business
    Nektar Therapeutics is a research-based biopharmaceutical company focused on discovering and developing innovative medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes potential therapies for oncology, immunology and virology. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We continue to make significant investments in building and advancing our pipeline of proprietary drug candidates as we believe that this is the best strategy to build long-term stockholder value. We refer to our drug candidates where we retain at least U.S. commercial rights as “proprietary programs,” and refer to our other drug candidate programs where we have licensed U.S. and potentially other commercial rights to collaboration partners as “collaboration partner programs.”
Our Proprietary Programs
Oncology
    In the area of oncology, we have a particular focus on developing medicines in the area of I-O, which is a therapeutic approach based on targeting biological pathways that stimulate and sustain the body’s immune response in order to fight cancer. We are developing medicines designed to directly or indirectly modulate the activity of key immune cells, such as cytotoxic T cells and natural killer (NK) cells, to increase their numbers and to improve their function to recognize and attack cancer cells.
    Bempegaldesleukin (previously referred to as NKTR-214), our lead I-O candidate, is a biologic with biased signaling through one of the Interleukin-2 (IL-2) receptor subunits (CD122) that can stimulate proliferation and growth of tumor-killing immune cells in the tumor micro-environment and increase expression of PD-1 on these immune cells. Our strategic objective is to establish bempegaldesleukin as a key component of many I-O combination regimens with the potential to improve the standard of care in multiple oncology settings. To this end, we are executing a comprehensive clinical development program for bempegaldesleukin, including a broad clinical collaboration with the Bristol-Myers Squibb Company (BMS), several clinical collaborations with other third parties with pharmacological agents that have potential complementary mechanisms to bempegaldesleukin, as well as pursuing our own independent clinical studies.
    On February 12, 2018, we entered into a Strategic Collaboration Agreement (BMS Collaboration Agreement) with BMS pursuant to which we and BMS are jointly developing bempegaldesleukin in combination with BMS’s Opdivo® (nivolumab, a PD-1 inhibitor) and certain other agents. The key economic components of the collaboration transaction included BMS making a non-refundable up-front payment of $1.0 billion to Nektar and an $850.0 million premium equity investment in our common stock, BMS being responsible for a majority of the clinical costs of the collaboration development plan, wherein our annual funding obligation for collaboration development is limited to $125.0 million, Nektar retaining a 65% profit interest in bempegaldesleukin, and Nektar having the right to record global revenue for bempegaldesleukin commercial sales. Pursuant to the BMS Collaboration Agreement, we and BMS are jointly developing bempegaldesleukin under a broad joint development plan (Collaboration Development Plan) that was updated pursuant to an Amendment No. 1 entered into on January 9, 2020. The Collaboration Development Plan includes the ongoing registrational trials in first-line metastatic melanoma (for which the FDA granted Breakthrough Therapy designation), first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), muscle-invasive bladder cancer and adjuvant melanoma, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with a tyrosine kinase inhibitor in first line RCC to support a future Phase 3 registrational trial. Several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are currently underway.
Also, as specifically allowed under the BMS Collaboration Agreement, we are independently studying bempegaldesleukin in combination with agents outside of the Collaboration Development Plan. On February 12, 2021, we entered into a financing and co-development collaboration with SFJ Pharmaceuticals to support a Phase 2/3 registrational clinical study of bempegaldesleukin plus Keytruda® (pembrolizumab) in patients with squamous cell carcinoma of the head and neck whose tumors express PD-L1 (Combined Positive Score [CPS] ≥1) (the “SCCHN Study”). On February 17, 2021, we announced that we entered into a clinical trial and collaboration agreement with Merck (known as “MSD” outside the United States and Canada) under which Merck will supply Keytruda® free of charge to us to support the SCCHN Study. In addition, we are independently studying bempegaldesleukin in combination with Keytruda® in a non-small cell lung cancer (NSCLC) Phase 1/2 trial.

    We are also conducting development activities evaluating bempegaldesleukin in combination with other agents that have potential complementary mechanisms of action. For example, we are working in collaboration with Vaccibody AS to evaluate bempegaldesleukin in combination with Vaccibody’s personalized cancer neoantigen vaccine in a Phase 1 proof-of-concept study in patients with locally advanced or metastatic tumors.
    We are also developing bempegaldesleukin in combination with NKTR-262. NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APCs), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic bempegaldesleukin to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. The Phase 1/2 dose-escalation and expansion trial in patients with solid tumors is currently ongoing.

Our next most advanced I-O program is NKTR-255. NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of NK cells and induces survival of both effector and CD8 memory T cells. Recombinant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and the formation of long-term immunological memory, which may lead to sustained anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular toxicity molecules as well as enhance CAR-T therapies. We have initiated a Phase 1 dose escalation and expansion clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. At the 2020 Society for Immunotherapy of Cancer (SITC) Annual Meeting, we reported early findings from the Phase 1 dose escalation study that demonstrated expansion of lymphocytes, increases in NK and CD8+ T cells in patients with multiple myeloma and non-Hodgkin lymphoma. We have entered into a preclinical research collaboration with Janssen Research and Development, LLC (Janssen) to test the combination of NKTR-255 with therapies in Janssen’s oncology portfolio.

Virology

Our proprietary drug candidates, bempegaldesleukin and NKTR-255, also have potential applications in the area of virology. With regard to bempegaldesleukin, we believe this drug candidate’s ability to directly increase the numbers of anti-viral CD4+, CD8+ and NK lymphocytes, which are known to be critical for the resolution of many viral infections in people, and specifically infections with respiratory coronaviruses in a variety of animal models, could be useful as a therapeutic in treating individuals affected with COVID-19. We are studying in the clinic bempegaldesleukin as a treatment for mild COVID-19.

With regard to NKTR-255, we believe this drug candidate’s ability to activate and proliferate NK cells and memory CD8+ T cells to target activated CD4+ T cells can result in killing virus-infected cells. We have entered into a preclinical research collaboration with Gilead to test the combination of NKTR-255 with therapies in Gilead’s antiviral portfolio.

Collaboration Partner Programs
    Immunology
    NKTR-358 is an investigational drug designed to correct the underlying immune system imbalance in the body which occurs in patients with autoimmune disease. The breakdown of mechanisms assuring recognition of self and non-self is what underlies all autoimmune diseases. A failure of the body’s self-tolerance mechanisms is known to result from pathogenic auto reactive T lymphocytes. By increasing the number of regulatory T cells (which are specific immune cells in the body that modulate the immune system and prevent autoimmune disease by maintaining self-tolerance), these pathogenic auto reactive T lymphocytes can be reduced, and the proper balance of effector and regulatory T cells can be achieved to restore the body’s self-tolerance mechanisms. There is consistent evidence that suboptimal regulatory T cell numbers and their lack of activity play a significant role in a myriad of autoimmune diseases. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases.
    On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to co-develop NKTR-358 (“Lilly Agreement”). We received an initial payment of $150.0 million in September 2017 and are eligible for up to an additional $250.0 million for development and regulatory milestones. We were responsible for completing Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 1b and Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the global Phase 3 development costs. Based upon our level of contribution to the Phase 3 development costs and the level of annual global product sales, we are eligible to receive a royalty rate up to the low twenties for sales of NKTR-358 upon approval. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.
    We have completed the first Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy subjects, and we also completed a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE). Lilly has completed a single-ascending dose study of NKTR-358 in Japanese and Caucasian healthy subjects, and is conducting two Phase 2 studies of NKTR-358 in patients with SLE and ulcerative colitis as well as two Phase 1b studies in patients with psoriasis and atopic dermatitis.
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
    We have a collaboration with Baxalta, Inc. (Baxalta, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, Takeda) to develop and commercialize PEGylated drug candidates with the objective of providing new long-acting therapies for hemophilia patients. Under this collaboration, we worked with Baxalta to develop ADYNOVATE®, an extended half-life recombinant factor VIII (rFVIII) treatment for Hemophilia A based on ADVATE® (Antihemophilic Factor (Recombinant)). ADYNOVATE®, was first approved by the FDA in late 2015 for Hemophilia A. ADYNOVATE® has also been approved in the European Union, Japan, Korea, Canada, and certain other countries using the same or similar brand names such as ADYNOVI®.
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
Our Technology Platform
    As a leader in the polymer conjugation field, we have advanced our technology platform to include new advanced polymer technologies that can be tailored in specific and customized ways with the objective of optimizing and significantly improving the profile of a wide range of molecules, including many classes of drugs targeting numerous disease areas. Polymer conjugation or PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta® (pegfilgrastim) and UCB’s CIMZIA® (certolizumab pegol). Nearly all of the PEGylated drugs approved over the last fifteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies. PEGylation is a versatile technology as a result of polyethylene glycol (PEG) being a water soluble, amphiphilic, non-toxic, non-immunogenic compound that has been shown to safely clear from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are some limitations with the first-generation PEGylation approaches that have been used with biologics. For example, these first generation techniques cannot be used successfully to create small molecule drugs which could potentially benefit from the application of the technology. Other limitations of the early applications of PEGylation technology include sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug.
    With our expertise and proprietary technology in polymer conjugation, we have created the next generation of PEGylation technology. Our advanced polymer conjugation technology platform is designed to overcome the limitations of first generation techniques to allow for the application of technology to a broader range of molecules across many therapeutic areas. We have also developed robust manufacturing processes for generating second generation PEGylation reagents that allow us to utilize the full potential of these newer approaches.
    Our advanced polymer conjugate technology platforms have the potential to offer one or more of the following benefits:
•improve efficacy or safety of a drug as a result of better pharmacokinetics, pharmacodynamics, longer half-life and sustained exposure of the drug;
•improve targeting or binding affinity of a drug to its target receptors with the potential to improve efficacy and reduce toxicity or drug resistance;
•improve solubility of a drug;
•enable oral administration of parenterally-administered drugs, or drugs that must be administered intravenously or subcutaneously, and increase oral bioavailability of small molecules;
•prevent drugs from crossing the blood-brain barrier, or reduce their rate of passage into the brain, thereby limiting undesirable central nervous system effects;
•reduce first-pass metabolism effects of certain drug classes with the potential to improve efficacy, which could reduce the need for other medicines and reduce toxicity;
•reduce the rates of drug absorption and of elimination or metabolism by improving stability of the drug in the body and providing it with more time to act on its target;
•differentially alter binding affinity of a drug for multiple receptors, improving its selectivity for one receptor over another; and
•reduce immune response to certain macromolecules with the potential to prolong their effectiveness with repeated doses.
    We have a broad range of approaches that we may use when designing our own drug candidates, some of which are further described below.
Large Molecule Pro-Drug Releasable Polymer Conjugates (Cytokines)
    Our customized approaches with large molecule polymer conjugates can be applied to biologics, in particular cytokines, which utilize the polymer as a means to bias action to a certain receptor or receptor sub-type. In addition, a cytokine’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is bempegaldesleukin, which is a CD122-preferential IL-2 pathway agonist designed to stimulate the patient’s own immune system to fight cancer, without over-activating the immune system, with an every two or every three-week dosing schedule.
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

Small Molecule Stable Polymer Conjugates
    Our customized approach for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this approach can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that have low bioavailability when delivered orally. The benefits of this approach can also include: improved potency, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. An example of reducing transport across the blood-brain barrier is MOVANTIK®, an orally-available peripherally-acting opioid antagonist that is approved in the United States, the EU and other countries.
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
Our Strategy
    The key elements of our business strategy are described below:
Advance Our Proprietary Clinical Pipeline of Drug Candidates that Leverage Our Advanced Polymer Conjugate Platform
    Our objective is to create value by advancing our lead drug candidates through various stages of clinical development. To support this strategy, we leverage the expertise and experience within our internal research, preclinical, clinical development and regulatory departments. A key component of our development strategy is to potentially reduce the risks and time associated with drug development by capitalizing on the known safety and efficacy of existing drugs and drug candidates as well as established pharmacologic targets and drugs directed to those targets. For some of our novel drug candidates, we may seek to study the drug candidates in indications for which the parent drugs have not been studied or approved. We believe that the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to the existing therapies. In addition, in certain instances we have the opportunity to develop new treatments for patients for which the parent drugs are not currently approved.
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
Transition to a Fully-Integrated Specialty Biotechnology Company with a Commercial Capability in the I-O Therapeutic Area

    If we are successful with the development of bempegaldesleukin or one of our I-O drug candidates and one or more of them is approved, we plan to establish a commercial capability in the U.S. and other select major markets to market, sell and distribute these proprietary I-O therapies.  Under our BMS Collaboration Agreement, we retained significant global commercial rights to bempegaldesleukin including global co-promotion rights for all combinations of bempegaldesleukin with any BMS proprietary therapy, and we lead global commercialization for all other bempegaldesleukin combination regimens. We also have the contractual right under our BMS Collaboration Agreement to record all worldwide sales and revenue for bempegaldesleukin and we have final decision-making authority regarding the pricing of bempegaldesleukin.
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

Drug Candidate	Therapeutic Area	Status(1)

Bempegaldesleukin (CD122-preferential IL-2 pathway agonist)	Immuno-oncology	Phase 1, Phase 2, and Phase 3 studies ongoing in multiple indications
	Virology	Phase 1

NKTR-358 (cytokine Treg stimulant)	Autoimmune Disease	Phase 1, Phase 2

NKTR-262 (toll-like receptor agonist)	Oncology	Phase 1

NKTR-255 (IL-15 receptor agonist)	Immuno-oncology	Phase 1, Phase 1/2
	Virology	Research/Preclinical
_______________________________________________________________
(1)Status definitions are:
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
Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies

Overview of Nektar Proprietary Programs
Immuno-oncology (I-O)
Bempegaldesleukin (previously known as NKTR-214, cytokine immunostimulatory therapy)
    Bempegaldesleukin is a CD122-preferential IL-2 pathway agonist designed to stimulate the patient’s own immune system to fight cancer without over-activating the immune system.  Bempegaldesleukin is designed to grow specific cancer-killing T cells and natural (NK) cell populations in the body, which are known as endogenous tumor-infiltrating lymphocytes (TILs). Bempegaldesleukin stimulates these cancer-killing immune cells in the body by targeting CD122-specific receptors found on the surface of these immune cells, known as CD8+ effector T cells and NK cells. CD122, which is also known as the IL-2 receptor beta subunit, is a key signaling receptor that is known to increase proliferation of these CD8+ effector T cells. This receptor selectivity is intended to increase efficacy and improve safety over existing immunostimulatory cytokine drugs.
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
    On February 13, 2018, we entered into the second agreement with BMS (the BMS Collaboration Agreement), pursuant to which we and BMS are jointly developing bempegaldesleukin, including, without limitation, in combination with BMS’s Opdivo®, and in combination with other compounds (whether from BMS, a third party, or from our own portfolio). Under the BMS Collaboration Agreement, we and BMS will collaborate to develop and conduct clinical studies of bempegaldesleukin pursuant to the Collaboration Development Plan, and we will jointly commercialize bempegaldesleukin on a worldwide basis. On April 3, 2018, the closing date of the transaction, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased $850.0 million of our common stock at a purchase price of $102.60 per share pursuant to a Share Purchase Agreement (Purchase Agreement). We are eligible to receive additional cash payments up to a total of approximately $1.455 billion (including the milestones which we have received under Amendment No. 1 described below) upon achievement of certain development and regulatory milestones, and up to a total of $350.0 million upon achievement of certain sales milestones. Under the BMS Collaboration Agreement, we have the contractual right to record all worldwide sales and revenue for bempegaldesleukin. BMS will lead commercialization for combinations of bempegaldesleukin with BMS proprietary medicines, and we will lead all other commercialization efforts for bempegaldesleukin. We will have the final decision-making authority regarding the pricing for bempegaldesleukin. Bempegaldesleukin will be sold on a stand-alone basis and there will be no fixed-dose combinations or co-packaging without the consent of both parties.
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
On January 9, 2020, we and BMS entered into an Amendment No. 1 (the Amendment) to the BMS Collaboration Agreement. Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. Specifically, pursuant to the updated Collaboration Development Plan, bempegaldesleukin in combination with Opdivo® is currently being evaluated in ongoing registrational trials in first-line metastatic melanoma, first-line cisplatin ineligible, PDL1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), muscle-invasive bladder cancer, and adjuvant melanoma, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with either axitinib or cabozantinib in first line RCC in order to support a future Phase 3 registrational trial. Several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are currently underway.
The Amendment did not alter the cost-sharing methodology under the BMS Collaboration Agreement. The parties share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share clinical development costs for bempegaldesleukin in combination with Opdivo®, BMS 67.5% and Nektar 32.5%. For costs of manufacturing bempegaldesleukin, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. BMS supplies Opdivo® free of charge. We also share commercialization related costs, 35% BMS and 65% Nektar. Our share of development costs is limited to an annual cap of $125.0 million. Neither party will develop a therapy using an IL-2 agonist in combination with a small or large molecule that binds to the PD(L)-1 target, in indications included in the Collaboration Development Plan (each, a Competing Combination), whether alone or in collaboration with any third party, during a limited exclusivity period from the closing date under the BMS Collaboration Agreement until the later of (i) the first commercial sale of bempegaldesleukin or (ii) the third anniversary of the closing date, but each party may develop a Competing Combination on its own (but not in collaboration with any third party) during the three years after the end of the foregoing limited exclusivity period. Other than as described above, Nektar may independently develop and commercialize bempegaldesleukin either alone or in combination with other Nektar proprietary compounds or third party compounds.
    Outside of the Collaboration Development Plan with BMS, we are also conducting a broad array of development activities evaluating bempegaldesleukin in combination with other agents that have potential complementary mechanisms of action. Our strategic objective is to establish bempegaldesleukin as a key component with many immuno-oncology combination regimens with the potential to raise the standard of care in multiple oncology settings.
For example, as specifically allowed under the BMS Collaboration Agreement, we are independently studying bempegaldesleukin in combination with Keytruda®, a PD-1 inhibitor. On February 12, 2021, we entered into a financing and co-development collaboration with SFJ Pharmaceuticals to support a Phase 2/3 registrational clinical study of bempegaldesleukin plus Keytruda® in patients with head and neck cancer whose tumors express PD-L1 (Combined Positive Score [CPS] ≥1). Also, we are working in collaboration with Vaccibody AS to evaluate bempegaldesleukin with Vaccibody’s personalized cancer neoantigen vaccine in a Phase 1 proof-of-concept study. In addition, we are independently studying bempegaldesleukin in combination with Keytruda® in a non-small cell lung cancer (NSCLC) Phase 1/2 trial.
    With our non-BMS clinical collaborations for bempegaldesleukin, generally each party supports the collaboration based on its expertise and resources. For example, our co-development collaboration agreement with SFJ includes both financial support in the form of up to $150 million to fund the Phase 2/3 registrational clinical study of bempegaldesleukin plus Keytruda® in head and neck cancer, as well as operational support in managing the clinical trial. In addition, we announced on February 17, 2021, that we had entered into a clinical trial collaboration and supply agreement with Merck wherein we will receive supplies of Keytruda® at no cost to us. We expect to continue to make significant and increasing investments exploring the potential of bempegaldesleukin with mechanisms of action that we believe are synergistic with bempegaldesleukin based on emerging scientific findings in cancer biology and preclinical development work.
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
NKTR-255
    NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of NK cells and induces survival of both effector and CD8 memory T cells. Recombindant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and the formation of long-term immunological memory, which may lead to sustained anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular toxicity molecules as well as enhance CAR-T therapies. We have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. Additionally, we have entered into separate preclinical research collaborations with Gilead and Janssen to test the combination of NKTR-255 with therapies in Gilead’s antiviral portfolio and Janssen’s oncology portfolio, respectively.
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

Drug	Primary or Target Indications	Drug Marketer/Partner	Status(1)
NKTR-358	Autoimmune disease	Eli Lilly and Company	Phase 1, Phase 2

ADYNOVATE® and ADYNOVI® (brand name for ADYNOVATE® in Europe)	Hemophilia A	Takeda Pharmaceutical Company Limited	Approved 2015*

MOVANTIK® (naloxegol tablets) and MOVENTIG® (brand name for MOVANTIK® in Europe)	Opioid-induced constipation in adult patients with chronic non-cancer pain (US); Opioid-induced constipation in adult patients who have and inadequate response to laxatives (EU).	AstraZeneca AB	Approved 2014*

CIMZIA® (certolizumab pegol)	Crohn’s disease, Rheumatoid arthritis, and Psoriasis/ Ankylosing Spondylitis	UCB Pharma	Approved 2008**

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved 2007**

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Bausch Health Companies Inc. (formerly, Valeant Pharmaceuticals International, Inc.)	Approved 2004

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved 2003

Neulasta® (pegfilgrastim)	Neutropenia	Amgen Inc.	Approved 2002

Dapirolizumab Pegol	Systemic Lupus Erythematosus	UCB Pharma (Biogen)	Phase 3
(1)Status definitions are:

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
*    In December 2020, pursuant to a purchase and sale agreement (the “2020 Purchase and Sale Agreement”) we sold our rights to receive royalties on future worldwide new sales of ADYNOVATE®/ADYNOVI® and MOVANTIK®/MOVANTIG® (as well as REBINYN® and specified licensed products under a Right to Sublicense Agreement, dated October 27, 2017) from and after October 1, 2020 until the purchaser of these rights has received payments equal to $210.0 million (the “2025 Threshold”), if the 2025 Threshold is achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold is not achieved on or prior to December 31, 2025 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made). All rights to receive royalties will return to Nektar once the 2020 Purchase and Sale Agreement expires.
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
Overview of Collaboration Partner Programs
    We have a number of drug candidates in clinical development and approved products in collaboration with our partners where we invented the drug candidate or where our collaboration partners have licensed our proprietary intellectual property to enable one of their drug candidates. Our agreements with collaboration partners may involve several elements including an intellectual property license as well as the development, commercialization, and manufacturing and supply obligations. We typically receive consideration from our collaboration partners in the form of upfront payments, milestone payments and royalties on sales. In certain cases, we also manufacture and supply our proprietary polymer materials to our partners.
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
    On July 23, 2017, we entered into the Lilly Agreement, pursuant to which we and Lilly will co‑develop NKTR-358. Under the terms of the Lilly Agreement, we received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development and regulatory milestones. We have completed our Phase 1 clinical development and certain drug product development and drug supply responsibilities assigned to us under the Lilly Agreement. We will share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. We will also have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the global Phase 3 development costs. We are eligible to receive up to double-digit sales royalty rates that escalate based upon our contribution to Phase 3 development costs and the level of global product annual sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.
    We have completed the first Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy subjects. Results from this study demonstrated a multiple-fold increase in regulatory T cells with no change in CD8 positive or natural killer cell levels and no dose-limiting toxicities were observed. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with SLE. Lilly has completed a single-ascending dose study of NKTR-358 in Japanese and Caucasian healthy subjects, and is conducting two Phase 2 studies of

NKTR-358 in patients with SLE and ulcerative colitis as well as two Phase 1b studies in patients with psoriasis and atopic dermatitis.
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
In December 2020, pursuant to the 2020 Purchase and Sale Agreement we sold our rights to receive royalties on future worldwide new sales of ADYNOVATE®/ADYNOVI® and from the third party products under the right to sublicense agreement from and after October 1, 2020 until the purchaser of these rights has received payments equal to $210.0 million (the “2025 Threshold”), if the 2025 Threshold is achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold is not achieved on or prior to December 31, 2025 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made). All rights to receive royalties will return to Nektar once the 2020 Purchase and Sale Agreement expires. This 2020 Purchase and Sale Agreement is further discussed in Note 7 of our Consolidated Financial Statements.
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
    On September 16, 2014, the FDA approved MOVANTIK® as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of OIC in adult patients with chronic, non-cancer pain. On

December 9, 2014, the European Commission, or EC, granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the EU) as the first once-daily oral PAMORA to be approved in the EU for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all EU member countries plus Iceland and Norway. AstraZeneca launched the commercial sales of MOVANTIK® in the U.S. in March 2015 and MOVENTIG® in Germany, the first EU member country, in August 2015. Under the terms of our license agreement with AstraZeneca, AstraZeneca made an initial license payment of $125.0 million to us and has responsibility for all activities and bears all costs associated with research, development and commercialization for MOVANTIK®. We received milestone payments of $70.0 million and $25.0 million upon the acceptance of regulatory approval applications of MOVANTIK® by the FDA and the EMA, respectively, in 2013. We received an additional developmental milestone payment of $35.0 million upon the FDA’s approval of MOVANTIK® in 2014 and a total of $140.0 million upon commercial launches in 2015, including $100.0 million for MOVANTIK® in the U.S. and $40.0 million for MOVENTIG® in Germany. We are also entitled to up to $375.0 million in sales milestones for MOVANTIK® if the program achieves certain annual commercial sales levels and significant double-digit royalty payments starting at 20% of net sales in the U.S. and, for countries AstraZeneca has not entered into sublicensing agreements, 18% of net sales in rest of world. On March 1, 2016, AstraZeneca announced that it had entered into an agreement with Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Nektar’s receipt of a 40% share of royalty payments made by Kirin to AstraZeneca will be financially equivalent to Nektar receiving high single-digit to low double-digit royalties depending on Kirin’s annual net sales levels. Our right to receive royalties (subject to certain adjustments) in any particular country will expire upon the later of (a) a specified period of time after the first commercial sale of the product in that country or (b) the expiration of patent rights in that particular country. In December 2020, pursuant to the 2020 Purchase and Sale Agreement, we sold our rights to receive royalties on future worldwide new sales of MOVANTIK®/MOVANTIG® from and after October 1, 2020 until the purchaser of these rights has received payments equal to $210.0 million (the “2025 Threshold”), if the 2025 Threshold is achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold is not achieved on or prior to December 31, 2025 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made). All rights to receive royalties will return to Nektar once the 2020 Purchase and Sale Agreement expires. This 2020 Purchase and Sale Agreement is further discussed in Note 7 of our Consolidated Financial Statements. AstraZeneca has agreed to use commercially reasonable efforts to develop one MOVANTIK® fixed-dose combination product and has the right to develop multiple products which combine MOVANTIK® with opioids.
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
CIMZIA®, Agreement with UCB
    In December 2000, we entered into a license, manufacturing and supply agreement covering our proprietary PEGylation materials for use in CIMZIA® (certolizumab pegol) with Celltech Chiroscience Ltd., which was acquired by UCB in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We also manufacture and supply UCB with our proprietary PEGylation reagent used in the manufacture of CIMZIA® on a fixed price per gram. We were also entitled to receive royalties on net sales of the CIMZIA® product for the longer of ten years from the first commercial sale of the product anywhere in the world or the expiration of patent rights in a particular country. In February 2012, we sold our rights to receive royalties on all future worldwide net sales of CIMZIA® effective as of January 1, 2012 until the agreement with UCB is terminated or expires. This sale is further discussed in Note 7 of our Consolidated Financial Statements. Our agreement with UCB Pharma expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA® and either party may terminate for cause under certain conditions.
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
Neulasta®, Agreement with Amgen, Inc.
    In July 1995, we entered into a non-exclusive supply and license agreement (the 1995 Agreement) with Amgen, Inc., pursuant to which we licensed our proprietary PEGylation technology to be used in the development and manufacture of Neulasta®. Neulasta® selectively stimulates the production of neutrophils that are depleted by cytotoxic chemotherapy, a condition called neutropenia that makes it more difficult for the body to fight infections. On October 29, 2010, we amended and restated the 1995 Agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the 2010 Agreement) and an amended and restated license agreement with Amgen Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the 2010 Agreement, we received a $50.0 million upfront payment in return for guaranteeing supply of certain quantities of Polymer Materials to Amgen. According to its terms, the 2010 Agreement expired on October 29, 2020.
Dapirolizumab Pegol, Agreement with UCB Pharma S.A.
    In 2010, we entered into a license, manufacturing and supply agreement with UCB Pharma S.A., (UCB) under which we granted UCB a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize an anti-CD40L PEGylated Fab being developed by UCB and their partner Biogen Idec, for the treatment of autoimmune disorders, including systemic lupus erythemastosus (SLE). In 2014, UCB and Biogen completed a Phase 1b randomized, double-blind, placebo-controlled clinical study in approximately 24 patients with SLE. Data from the study was published in September 2015 at the Annual American College of Rheumatology Meeting and showed that multiple administrations of dapirolizumab pegol given over 12 weeks were generally well-tolerated and the safety profile supported further development of the compound. Exploratory analyses from the same study showed greater improvement in clinical measures of disease activity in the dapriolizumab pegol group versus placebo. In 2016, UCB initiated a multi-center, randomized, double-blind, placebo-controlled, parallel-group, dose-ranging Phase 2 clinical study followed by an observational period to evaluate the efficacy and safety of patients with moderately to severely active SLE receiving stable standard of care medications. In October 2018, UCB announced that the primary endpoint of the study to demonstrate a dose response at 24 weeks on the British Isles Lupus Assessment Group (BILAG) based Composite Lupus Assessment (BICLA) was not met and stated that it and Biogen will continue to further evaluate these data while assessing potential next steps. In July 2019, Biogen announced a plan to initiate with UCB a Phase 3 study of dapriolizumab pegol in patients with active SLE, which clinical study is currently ongoing.
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
    The approval process required by the FDA before a product using any of our technologies may be marketed in the U.S. depends on whether the chemical composition of the product has previously been approved for use in other dosage forms. If the product is a new chemical entity that has not been previously approved, the process includes the following:
•extensive preclinical laboratory and animal testing;
•submission of an Investigational New Drug (IND) prior to commencing clinical trials;
•adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for the intended indication;
•extensive pharmaceutical development for the characterization of the chemistry, manufacturing process and controls for the active ingredient and drug product; and
•submission to the FDA of a New Drug Application (NDA) for approval of a drug or a Biological License Application (BLA) for approval of a biological product.
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
    Apart from the IND process described above, each clinical study must be reviewed by an independent Institutional Review Board (IRB), and the IRB must be kept current with respect to the status of the clinical study. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability to the institution where the trial is conducted. The IRB also reviews and approves the informed consent form to be signed by the trial participants and any significant changes in the clinical trial.
    Clinical trials are typically conducted in three sequential phases. Phase 1 involves the initial introduction of the drug into healthy human subjects (in most cases) and the product generally is tested for tolerability, pharmacokinetics, absorption, metabolism and excretion. Phase 2 involves studies in a limited patient population to:
•determine the preliminary efficacy of the product for specific targeted indications;

•determine dosage and regimen of administration; and
•identify possible adverse effects and safety risks.
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
    Each manufacturing establishment producing the active pharmaceutical ingredient and finished drug product for the U.S. market must be registered with the FDA and typically is inspected by the FDA prior to NDA or BLA approval of a drug product manufactured by such establishment. Such inspections are also held periodically after commercialization. Manufacturing establishments of U.S. marketed products are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements. They are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous controls, among others.
    In situations where our partners are responsible for clinical and regulatory approval procedures, we may still participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for polymer conjugation materials or drug product. For our proprietary products, we prepare and submit an IND and are responsible for additional clinical and regulatory procedures for drug candidates being developed under an IND. The clinical and manufacturing, development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.
    Sales of our products outside the U.S. are subject to local regulatory requirements governing clinical trials and marketing approval for drugs. Such requirements vary widely from country to country.
In the U.S., the FDA may grant Fast Track or Breakthrough Therapy designation to a drug candidate, which allows the FDA to expedite the review of new drugs that are intended for serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Important features of Fast Track or Breakthrough Therapy designation include a potentially reduced clinical program and close, early communication between the FDA and the sponsor company to improve the efficiency of product development. On August 1, 2019, we and BMS announced that the FDA granted Breakthrough Therapy designation for bempegaldesleukin in combination with Opdivo® for the treatment of patients with previously untreated unresectable or metastatic melanoma.
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
    Third-party payers are increasingly challenging the prices charged for medical products and services, and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the price of therapeutics have been a focus in this effort. The U.S. government and state legislatures have shown significant interest in implementing cost-containment programs, including price controls and restrictions on reimbursement, among other controls. Adoption of price controls or other cost-containment measures could limit coverage for or the amounts that federal and state governments or private payers will pay for health care products and services, which could also result in reduced demand for our drug candidates or additional pricing pressures and affect our ultimate profitability, if approved. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.
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

•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payers that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money owed to the federal government;
•provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes, referred to as the “HIPAA All-payer Fraud Prohibition,” that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•federal transparency laws, including the federal Physician Payment Sunshine Act, which require manufacturers of certain drugs and biologics to track and disclose payments and other transfers of value they make to U.S. physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
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
    If our drug candidates become commercialized, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
Legislative and Regulatory Landscape
    From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. Further, the 2020 Presidential and Congressional elections and political developments have caused the future state of many core aspects of the current health care marketplace to be uncertain. While specific changes and their timing are not yet apparent, there may be significant changes to the healthcare environment in the future that could have an adverse effect on anticipated revenues from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval. Furthermore, federal agencies, Congress, state legislatures, and the private sector have shown significant interest in implementing cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit coverage for or the amounts that federal and state governments will pay for health care products and services, which could also result in reduced demand for our products or additional pricing pressures and affect our ultimate profitability.
Patents and Proprietary Rights
    We own more than 300 U.S. and 1,050 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our advanced polymer conjugate technologies and our proprietary drug candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our advanced polymer conjugate technology platforms. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.
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
    The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to inter partes review, opposition, reexamination or other proceedings that can result in the revocation of the patent or maintenance of the patent but in an amended form (and potentially in a form that renders the patent without commercially relevant or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patent. We may have to participate in post-grant proceedings before the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us. Please refer to Item 1A. Risk Factors, including without limitation, “If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.”
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
Customer Concentrations
    Our revenue is derived from our collaboration agreements with partners, under which we may receive a combination of revenue elements including up-front payments for licensing agreements, clinical research reimbursement or co-funding, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and/or product sales revenue. Our revenues are concentrated among a limited number of collaboration partners under long-term arrangements. In particular, our collaboration arrangements with BMS represent 89% of our revenues for the year ended December 31, 2018, and Lilly represented 42% of our revenues for the year ended December 31, 2017, and these arrangements provide for the most significant portion of our potential future development and regulatory milestone payments. The relative portion of such revenues in any particular year, however, is dependent upon the mix of any milestone payments or other license revenues recognized and volume of recurring royalty revenues and product sales. Additionally, for the majority of 2020, we derived substantially all of our cash royalty revenue from our collaboration arrangements with Takeda for ADYNOVATE®/ADYNOVI® and AstraZeneca for MOVANTIK®/MOVENTIG®, and we derive the significant majority of our product sales from UCB and Pfizer.
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

Science and Technology Competition
    We face intense science and technology competition from a multitude of technologies seeking to enhance the efficacy, safety and ease of use of approved drugs and new drug molecule candidates. A number of the drug candidates in our pipeline have direct and indirect competition from large pharmaceutical and biopharmaceutical companies. With our advanced polymer conjugate technologies, we believe we have competitive advantages relating to factors such as efficacy, safety, ease of use and cost for certain applications and molecules. We constantly monitor scientific and medical developments in order to improve our current technologies, seek licensing opportunities where appropriate, and determine the best applications for our technology platforms.
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
Product and Program Specific Competition
Bempegaldesleukin
    There are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILs, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead (through its acquisition of Kite Pharma)/NCI, Apeiron Biologics, Philogen S.p.A., Brooklyn ImmunoTherapetuics LLC, Anaveon AG, Adaptimmune LLC, and Iovance Biotherapeutics, Inc. In the cytokine-based therapies space, potential competitors include Novartis AG, Alkermes PLC, NantWorks LLC, Eli Lilly & Co. (through its acquisition of Armo Biosciences), Roche, and Sanofi SA (through its acquisition of Synthorx, Inc.), and in the checkpoint inhibitor space potential competitors include Tesaro, Inc., Macrogenics, Inc., Merck, Bristol-Myers Squibb, and Roche.
NKTR-358
    There are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC, Jassen Pharmaceuticals, AstraZeneca and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2 based therapies (Amgen, Inc., BMS (through its acquisition of Delnia, Inc.), ILTOO Pharma, and Sanofi SA, through its acquisition of Synthorx, Inc.).
NKTR-255
There are numerous companies engaged in developing immunotherapies with different approaches to enhancing NK cell populations which are a key component of the innate immune system. The approaches include engineered biologics targeting the IL-15 pathway as well as autologous and allogenic cell therapy approaches. For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., nkarta therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.).
MOVANTIK®
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
Research and Development
    Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2020	2019
Third party and direct materials costs	$195.1	$221.5
Personnel, overhead and other costs	147.2	141.7
Stock-based compensation and depreciation	66.4	71.4
Research and development expense	$408.7	$434.6
Manufacturing and Supply
    We have a manufacturing facility located in Huntsville, Alabama that is capable of manufacturing our proprietary PEG reagents for subsequent conjugation to active pharmaceutical ingredients (APIs). The facility is also used to produce APIs themselves, as well as PEG conjugates of those APIs, to support the early phases of clinical development of our proprietary drug candidates. The facility and associated equipment are designed and operated to be consistent with all applicable laws and regulations. As we do not maintain the capability to manufacture biologics nor finished drug products for our development programs, we primarily utilize contract manufacturers to manufacture biologics and finished drug product for us. We also utilize the services of contract manufacturers to manufacture APIs and finished drug products required for later phases of clinical development and eventual commercialization. Our contract manufacturers have contractual obligations to comply with all applicable laws and regulations.
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

Environment
    As a manufacturer of PEG reagents for the U.S. market, we are subject to inspections by the FDA and the U.S. Environmental Protection Agency for compliance with cGMP and other U.S. regulatory requirements, including U.S. federal, state and local regulations regarding environmental protection and hazardous and controlled substance controls, among others. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to ensure we are in compliance with these laws and regulations. To our knowledge, we comply with all material governmental regulations applicable to our business. We would be subject to significant penalties for failure to comply with these laws and regulations.
Employees and Consultants
    As of December 31, 2020, we had 718 employees, of which 561 employees were engaged in research and development, manufacturing, commercial operations and quality activities and 157 employees in general administrative function. Of the 718 employees, 639 were located in the U.S. and 79 were located in India. We have a number of employees who hold advanced degrees, such as a Ph.D. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. As part of our measures to attract and retain personnel, we provide a number of benefits to our full-time employees, including health insurance, life insurance, retirement plans, and paid holiday and vacation time. We believe that we maintain good relations with our employees.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
    The following table sets forth the names, ages and positions of our executive officers as of February 25, 2021:

Name	Age	Position
Howard W. Robin	68	Director, President and Chief Executive Officer
Gil M. Labrucherie, J.D.	49	Chief Operating Officer and Chief Financial Officer
John Northcott	43	Senior Vice President and Chief Commercial Officer
Jillian B. Thomsen	55	Senior Vice President, Finance and Chief Accounting Officer
Mark A. Wilson, J.D.	49	Senior Vice President and General Counsel
Jonathan Zalevsky, Ph.D.	46	Chief Research and Development Officer
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
    Gil M. Labrucherie has served as our Senior Vice President, Chief Financial Officer since June 2016, and added the role of Chief Operating Officer in October 2019. Mr. Labrucherie served as our Vice President, Corporate Legal from October 2005 through April 2007 and served as our Senior Vice President, General Counsel and Secretary from April 2007 through June 2016 when he was promoted to Senior Vice President and Chief Financial Officer. From October 2000 to September 2005, Mr. Labrucherie was Vice President of Corporate Development at E2open, a platform enterprise software as a service company. While at E2open, Mr. Labrucherie was responsible for global corporate alliances and merger and acquisitions. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, P.C. Mr. Labrucherie received his J.D. from the Berkeley Law School and his B.A. from the University of California Davis.
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
Mark A. Wilson has served as our Senior Vice President and General Counsel since June 2016. Mr. Wilson joined Nektar in May 2002 and initially served as Patent Counsel and then as Senior Patent Counsel to the company prior to 2008 when he was promoted to Vice President, Intellectual Property. Before joining Nektar in 2002, Mr. Wilson was an associate at Reed & Associates, a patent law firm in Menlo Park, California, where he represented both start-up and Fortune 500 companies. Mr. Wilson received his J.D. from Seton Hall University, School of Law, and his B.S. in Pharmacy from Rutgers University, College of Pharmacy. He is registered to practice before the U.S. Patent and Trademark Office and is a member of the California Bar.
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

Risks Related to our Research and Development Efforts
We are highly dependent on the success of bempegaldesleukin, our lead I-O candidate. We are executing a clinical development program for bempegaldesleukin and clinical and regulatory outcomes for bempegaldesleukin, if not successful, will significantly harm our business.
Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize bempegaldesleukin. In general, most investigational drugs, including I-O drug candidates such as bempegaldesleukin, do not become approved drugs. Accordingly, there is a very meaningful risk that bempegaldesleukin will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. To date, reported clinical outcomes from bempegaldesleukin have had a significant impact on our market valuation, and business prospects and we expect this to continue in future periods. If one or more clinical studies of bempegaldesleukin are delayed (as a result of, for example, our collaboration partner causing a delay of the initiation or completion of one or more clinical trials for reasons outside of our control) or not successful, it would materially harm our market valuation, prospects, financial condition and results of operations. For example, under the BMS Collaboration Agreement, we are entitled to up to approximately $1.455 billion in development milestone payments (of which we have received $50.0 million) that are based upon clinical and regulatory successes from the bempegaldesleukin development program. One or more failures in bempegaldesleukin studies could jeopardize such milestone payments, and any product sales or royalty revenue or commercial milestone payments that we would otherwise be entitled to receive could be reduced, delayed or eliminated.

Additionally, promising results from earlier trials may not predict similarly favorable outcomes in subsequent trials. For example, several of our past, planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational drug candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational drug candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our drug candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in regulatory approvals and jeopardize the ability to proceed to commercialization.
We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating bempegaldesleukin, including trials evaluating bempegaldesleukin as a potential combination treatment with BMS’s Opdivo® as well as other ongoing and planned combination trials. Our partner Lilly is conducting two Phase 2 studies of NKTR-358 in patients with SLE and ulcerative colitis as well as two Phase 1b studies in patients with psoriasis and atopic dermatitis. We also continue to enroll patients in a Phase 1/2 study evaluating bempegaldesleukin in combination with NKTR-262 in patients with solid tumors.  In addition, we have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our drug candidates could be delayed for a variety of reasons, including:
•delays in obtaining regulatory authorization to commence a clinical study;
•delays in reaching agreement with applicable regulatory authorities on a clinical study design;
•for drug candidates (such as bempegaldesleukin and NKTR-358) partnered with other companies, delays caused by our partner;
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
If the initiation or completion of any of the planned clinical studies for our drug candidates is delayed for any of the above or other reasons, results for the studies would be delayed, and consequently the regulatory approval process would be delayed which would also delay our ability to commercialize these drug candidates, which could have a material adverse effect on our business, financial condition and results of operations. Clinical study delays could also shorten any commercial periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.
The outcomes from competitive I-O and combination therapy clinical trials, and the discovery and development of new potential oncology therapies, could have a material and adverse impact on the value of our I-O research and development pipeline.
The research and development of I-O therapies is a very competitive global segment in the biopharmaceutical industry attracting tens of billions of dollars of investment each year.  Our clinical trial plans for bempegaldesleukin, NKTR-262, and NKTR-255 face substantial competition from other I-O combination regimens already approved, and many more combination therapies that are either ahead of or in parallel development in patient populations where we are studying our drug candidates. As I-O combination therapies are relatively new approaches in cancer treatment and few have successfully completed late stage development, I-O drug development entails substantial risks and uncertainties that include rapidly changing standards of care, identifying contribution of component therapies, patient enrollment competition, evolving regulatory frameworks to evaluate combination regimens, and varying risk-benefit profiles of competing therapies, any or all of which could have a material and adverse impact on the probability of success of I-O drug candidates.
Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.
We have a number of proprietary drug candidates and partnered drug candidates in research and development ranging from the early discovery research phase through preclinical testing and clinical trials. Preclinical testing and clinical studies are long, expensive, difficult to design and implement and have highly uncertain outcomes that are difficult to predict. It will take us, or our collaborative partners, many years to conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our drug candidates. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes, or our and our partners’ financial constraints.
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
A number of companies have suffered significant unforeseen failures in clinical studies due to factors such as inconclusive efficacy or safety, even after achieving preclinical proof-of-concept or positive results from earlier clinical studies that were satisfactory both to them and to reviewing regulatory authorities. Clinical study outcomes remain very unpredictable and it is possible that one or more of our clinical studies could fail at any time due to efficacy, safety or other important clinical findings or regulatory requirements. The results from preclinical testing or early clinical trials of a drug candidate may not predict the results that will be obtained in later phase clinical trials of the drug candidate. We, the FDA, an independent Institutional Review Board (IRB), an independent ethics committee (IEC), or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time for various reasons, including a belief that patients participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or IEC may suspend a clinical trial at a particular trial site. If one or more of our drug candidates fail in clinical studies, it could have a material adverse effect on our business, financial condition and results of operations.
Significant competition for our polymer conjugate chemistry technology platforms and our partnered and proprietary drugs and drug candidates could make our technologies, drugs or drug candidates obsolete or uncompetitive, which would negatively impact our business, results of operations and financial condition.
Our advanced polymer conjugate chemistry platforms and our partnered and proprietary products and drug candidates compete with various pharmaceutical and biotechnology companies. Competitors of our polymer conjugate chemistry technologies include Biogen Inc., Horizon Pharma, Dr. Reddy’s Laboratories Ltd., SunBio Corporation, Laysan Bio, Inc., Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), and NOF Corporation. Several other chemical, biotechnology and pharmaceutical companies may also be developing polymer conjugation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.
There are many competitors for our proprietary drug candidates currently in development. For bempegaldesleukin, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma, Inc.)/NCI, Apeiron Biologics, Philogen S.p.A., Brooklyn ImmunoTherapeutics LLC, Anaveon AG, Adaptimmune LLC, and Novartis AG; potential competitors in the cytokine-based therapies space include Alkermes plc, ImmunityBio, Inc., Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche, Sanofi SA (through its acquisition of Synthorx, Inc.), and Eli Lilly & Co. (through its acquisition of Armo BioSciences); and potential competitors in the checkpoint inhibitor space include GlaxoSmithKline plc (through its acquisition of Tesaro, Inc.), Macrogenics, Inc., Merck, Bristol-Myers Squibb Company, and Roche. For NKTR-358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC, Janssen, AstraZeneca, and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc., Celgene Corporation, ILTOO Pharma, Pandion Therapeutics, and Roche). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., nkarta therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.

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

Risks Related to our Collaboration Partners
We are highly dependent on our collaboration partners to initiate, properly conduct and prioritize clinical trials for bempegaldesleukin and NKTR-358 and to perform important additional development and commercialization activities, and our business will be significantly harmed if their actions deprioritize or otherwise harm the prospects of our drug candidates.
We rely on BMS (through the BMS Collaboration Agreement) and Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for bempegaldesleukin and NKTR-358, respectively. Furthermore, we will rely on BMS and Lilly to perform specified commercialization activities for bempegaldesleukin and NKTR-358, respectively, pursuant to the applicable agreement. In the event BMS or Lilly fails to initiate, properly conduct and prioritize their obligations under their applicable agreement with us, our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by BMS’s or Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that efforts would succeed or be sufficient to fully address the harm.
In addition, for reasons outside of our control, the operations of our collaboration partners may be more affected by the COVID-19 pandemic than we are, or they may adopt more restrictive procedures for addressing the COVID-19 pandemic, either of which would delay initiating or completing one or more clinical trials involving our drug candidates.

Risks Related to our Financial Condition and Capital Requirement
Our results of operations and financial condition depend significantly on the ability of our collaboration partners to successfully develop and market drugs and they may fail to do so.
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
•disagreements with partners could lead to delays in, or termination of, the research, development or commercialization of drug candidates or to litigation or arbitration proceedings;

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
As of December 31, 2020, we had cash and investments in marketable securities valued at approximately $1.2 billion. On April 13, 2020, we redeemed our senior notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
•the cost, timing and outcomes of clinical studies and regulatory reviews of our drug candidates — important examples include bempegaldesleukin and NKTR-358;
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
A significant multi-year capital commitment is required to advance our drug candidates through the various stages of research and development in order to generate sufficient data to enable high value collaboration partnerships with significant upfront payments or to successfully achieve regulatory approval. In the event we do not enter into any new collaboration partnerships with significant upfront payments and we choose to continue to advance our propreitary drug candidates to later stage research and development, we may need to pursue financing alternatives, including dilutive equity-based financings, such as an offering of convertible debt or common stock, which would dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. If sufficient capital is not available to us or is not available on commercially reasonable terms, it could require us to delay or reduce one or more of our research and development programs. If we are unable to sufficiently advance our research and development programs, it could substantially impair the value of such programs and result in a material adverse effect on our business, financial condition and results of operations.

The commercial potential of a drug candidate in development is difficult to predict. If the market size for a new drug is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.
It is very difficult to estimate the commercial potential of drug candidates due to important factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement standards, patient and physician preferences, drug scheduling status, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our drug candidates following approval by regulatory authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial potential of the drug candidate, the commercial terms of any collaboration partnership potential for such drug candidate, or if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and this would negatively impact our business, financial condition and results of operations. We also depend on our relationships with other companies for sales and marketing performance and the commercialization of drug candidates. Poor performance by these companies, or disputes with these companies, could negatively impact our revenue and financial condition.
If government and private insurance programs do not provide payment or reimbursement for our partnered drug or proprietary drugs, those drugs will not be widely accepted, which would have a negative impact on our business, results of operations and financial condition.
In both domestic and foreign markets, sales of our partnered and proprietary products that have received regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third-party payers, such as government programs, including Medicare and Medicaid, managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a drug candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution. Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our drug candidates even if there is adequate coverage and reimbursement from third-party payers.
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
Recent federal legislation and actions by federal, state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.
We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the U.S. Secretary of Health and Human Services (HHS) certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the U.S. Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, the Centers for Medicare and Medicaid (CMS) stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
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
Our revenue is exclusively derived from our collaboration agreements, from which we receive upfront fees, research and development reimbursement and funding, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements, royalties and product sales. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any drug candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.
We expect to continue to incur substantial losses and negative cash flow from operations and may not achieve or sustain profitability in the future.
For the year ended December 31, 2020, we reported a net loss of $444.4 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestone and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.
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

Risks Related to the COVID-19 Pandemic
Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.
Our business could be adversely affected, directly or indirectly, by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, including both our own manufacturing operations as well as the manufacturing operations of third parties upon whom we rely. With respect to the ongoing COVID-19 pandemic, national, state and local governments in regions affected by the COVID-19 pandemic have implemented, and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures and other measures. These measures may disrupt normal business operations both in and outside areas affected by COVID-19, and may have significant negative impacts on our business.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic. For example, we have implemented work from home policies for most employees and limited business travel. Although we believe these and the other safety measures we have taken in response to the COVID-19 pandemic have not substantially impacted our productivity, it is not certain that this will continue to be the case.
Prolonged remote working arrangements could impact employees’ productivity and morale, strain our technology resources and introduce operational risks. Operating requirements may continually change due to the COVID-19 pandemic and we may experience unpredictability in our expenses, employee productivity and employee work culture. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks. If we, our partners, our suppliers, or our contractors experience a cyberattack, experience data accessibility issues, or encounter communication disruptions, our business may suffer as a result of the loss or theft of our important data, and we may be liable for compromising the protection of personal data.
The COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties with whom we seek important goods and services. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties fully due to the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Furthermore, delays and disruptions experienced by our collaborators or other third parties due to the COVID-19 pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect clinical development or regulatory approvals of our drug candidates.
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
The COVID-19 pandemic could affect our ability, and the ability third parties on whom we rely, to successfully manufacture sufficient supplies to complete our clinical trials in a timely manner. For example, it may be more difficult to obtain materials or manufacturing slots for the products required to conduct our clinical trials due to the demand for recently authorized vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation.
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

Risks Related to Supply and Manufacturing
If we or our contract manufacturers are not able to manufacture drugs or drug substances in sufficient quantities that meet applicable quality standards, it could delay clinical studies, result in reduced sales or constitute a breach of our contractual obligations, any of which could significantly harm our business, financial condition and results of operations.
If we or our contract manufacturering organizations (CMOs) are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, it could delay our or our collaboration partners’ clinical studies or result in a breach of our contractual obligations, which could in turn reduce the potential commercial sales of our or our collaboration partners’ products. As a result, we could incur substantial costs and damages and any product sales or royalty revenue that we would otherwise be entitled to receive could be reduced, delayed or eliminated. In most cases, we rely on CROs to manufacture and supply drug product for our clinical studies and those of our collaboration partners. The manufacturing of drugs involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, and challenges in controlling for all of these variables. These risks and uncertainties are compounded by the COVID-19 pandemic wherein the facilities and employees responsible for manufacturing drugs for use in clinical trials may be negatively impacted such that there is an insufficient supply of study treatment drugs. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party CMOs required for drug supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by us or our CMOs to supply API or drug products in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.
On March 27, 2020, the President of the United States signed into law the CARES Act in response to the COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.
If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or drug candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop drug candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our drug candidate that such CMO owns independently. This would increase our reliance on such a CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or drug candidates. In addition, in the case of the CMOs that supply our drug candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
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
We and our CMOs are required in certain cases to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients, and drug products, and with laws and regulations governing manufacture and distribution of controlled substances, and are subject to inspections by the FDA, or comparable agencies in other jurisdictions administering such requirements. We anticipate periodic regulatory inspections of our drug manufacturing facilities and the manufacturing facilities of our CMOs for compliance with applicable regulatory requirements. Any failure to follow and document our or our CMOs’ adherence to such cGMP and other laws and governmental regulations or satisfy other manufacturing and product release regulatory requirements may disrupt our ability to meet our manufacturing obligations to our customers, lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable laws and regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures, administrative detention, or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Regulatory inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays, for us or our CMOs, pending resolution of regulatory deficiencies or suspensions could have a material adverse effect on our business, results of operations and financial condition.
If we, or our partners through our collaborations, are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our products, which would adversely affect our business, results of operations and financial condition.
To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and over which we have little or no control. In the event that we market our products without a partner, we would be required to build, either internally or through third-party contracts, a sales and marketing organization and infrastructure, which would require a significant investment, and we may not be successful in building this organization and infrastructure in a timely or efficient manner.

We depend on third parties to conduct the clinical trials for our proprietary drug candidates and any failure of those parties to fulfill their obligations could harm our development and commercialization plans.
We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct clinical trials for our proprietary drug candidates. We rely heavily on these parties for the successful execution of our clinical trials. Though we are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our drug candidates to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials or the failure of third parties to properly conduct our clinical trials could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.

Risks Related to Business Operations
If we are unable to create robust sales, marketing and distribution capabilities or to enter into agreements with third parties to perform these functions, we will be unable to commercialize our drug candidates successfully.

We are in the very early stages of building a commercialization and distribution capabilities for bempegaldesleukin in the United States and Europe. To commercialize any of our drugs that receive regulatory approval for commercialization, we must develop robust internal sales, marketing and distribution capabilities, and manage inventory, supply, labeling, storage, record keeping, and advertising and promotion capabilities, which is both expensive and time consuming, or enter into arrangements with third parties to perform these services. For example, we have committed to co-commercializing bempegaldesleukin with BMS and establish global distribution and infrastructure for us to be able to book global revenue for bempegaldesleukin if it achieves regulatory approval. Establishing this commercialization capability requires a significant commitment of financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. Factors that may inhibit our efforts to commercialize our products directly or through partnerships include:
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
The ability to manage and operate our business as we execute our development and growth strategy will require effective planning and execution. Significant rapid growth could strain our management and internal resources, and other problems may arise that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to effectively manage future growth will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations and financial performance could be adversely affected.
Our future depends on the proper management of our current and future business operations and their associated expenses.
Our business strategy requires us to manage our business to provide for the continued development and potential commercialization of our proprietary and partnered drug candidates. Our strategy also calls for us to undertake increased research and development activities and establish a commercial organization in collaboration with our partners, while simultaneously managing the capital necessary to support this strategy. If we are unable to manage effectively our current operations and any growth we may experience, our business, financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies, products or future economic rights that we would not otherwise relinquish or require us to enter into other dilutive financing arrangements on unfavorable terms.
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

Risks Related to Intellectual Property, Litigation and Regulatory Concerns
We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to drug candidates granted Breakthrough Therapy designation by the FDA.
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
Even if we or our partners receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed. Our and our partnered drugs that have obtained regulatory approval, and the manufacturing processes for these products, are subject to continued review and periodic inspections by the FDA and other regulatory authorities. Discovery from such review and inspection of previously unknown problems may result in restrictions on marketed products or on us, including withdrawal or recall of such products from the market, suspension of related manufacturing operations or a more restricted label. The failure to obtain timely regulatory approval of drug candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.
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
Our stock price is volatile. During the year ended December 31, 2020, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $14.47 to $27.96 per share. In response to volatility in the price of our common stock in the past, Plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into potential securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, Plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by Plaintiffs’ securities litigation firms following share price fluctuations.
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
•the timing of outcomes from our clinical trials which can be difficult to predict particularly for clinical studies that have event-driven end points such as progression-free survival and overall survival;
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
The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 300 U.S. and 1,050 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the drug. Moreover, even if a patent encompassing a drug has not expired prior to the drugs commercialization, the patent may only provide a short period of protection following the commercialization of products.  In addition, our patents may be subject to post grant proceedings, such as or inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.
We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our proprietary drug candidates. There can be no assurance that the patent applications for which we apply will actually issue as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.
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
We rely on trade secret protection and other unpatented proprietary rights for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Any loss of trade secret protection or other unpatented proprietary rights could harm our business, results of operations and financial condition.
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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.
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
We are involved in legal proceedings other than those related to intellectual property. For example, on October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (U.S. District Court in California), which complaint was subsequently amended on May 15, 2019. Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of our board of directors. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. On December 30, 2020, the U.S. District Court in California granted Nektar’s motion to dismiss all claims in this securities class action filing, and denied plaintiffs with the ability to file a further amended complaint. Following the motion to dismiss, on January 29, 2021, the class action plaintiffs filed a Notice to Appeal to appeal the district court’s decision to the U.S. Court of Appeals for the Ninth Circuit.
In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in U.S. District Court in California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in U.S. District Court in California naming the CEO, CFO and certain members of our board of directors, which derivative complaints were consolidated and subsequently amended on July 1, 2020. The class action and shareholder derivative complaints assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue. On January 26, 2021, the U.S. District Court in California granted Nektar’s motion to dismiss all claims in this securities class action filing, stating (among other things) that “Defendants’ open disclosure of risks associated with trial delay … suggests that they acted openly with investors.” Following the motion, the class action plaintiffs have an opportunity to file in early March a further amended complaint and the case remains pending.
On February 9, 2021, certain of our current and past directors and executives were named in a shareholder derivative complaint filed in the Court of Chancery of the State of Delaware. Allegations in this matter are similar to those raised in the putative securities class action complaints filed on October 30, 2018 and August 19, 2019 in the U.S. District Court in California.
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
All of the securities class action lawsuits and derivative complaints are in the early stages. Accordingly, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at December 31, 2020.
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
General Risks to our Business
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
As part of our business, we collect, store and transmit large amounts of confidential information, proprietary data, intellectual property and personal data. Despite the implementation of security measures, our internal computer systems and those of our partners, vendors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other contractors and consultants are vulnerable to loss, damage, denial-of-service, unauthorized access, or misappropriation. Such cybersecurity breaches may be the result of unauthorized activity by our employees and contractors, as well as by third parties who use cyberattack techniques involving malware, hacking and phishing, among others. Our information technology systems, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to natural disasters, terrorism, war and telecommunication and electrical failures. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss of preclinical data or data from any clinical trial involving our drug candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate and mitigate cybersecurity incidents could be significant.

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
To the extent that we are found liable for the inappropriate collection, storage, use or disclosure of protected information of individuals (such as employees and or clinical patients protected by any privacy or data protection law), we could be subject to reputational harm, monetary fines (such as those imposed by the GDPR and CCPA), civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and the development of our drug candidates could be delayed. In addition, we continue to be subject to new and evolving data protection laws and regulations from a variety of jurisdictions, and there is a risk that our systems and processes for managing and protecting data may be found to be inadequate, which could materially adversely affect our business, financial condition and results of operations.

Changes in tax law could adversely affect our business and financial condition.

Our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including, taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase. In the U.S., the rules dealing with federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law and included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2020, we had a net operating loss carryforward for federal income tax purposes of approximately $2.0 billion, portions of which will begin to expire in 2021. As of December 31, 2020, we had a total state net operating loss carryforward of approximately $1.3 billion, portions of which will begin to expire in 2026. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses, or NOLs, generated in taxable years beginning after December 31, 2017 are not subject to expiration and generally may not be carried back to prior taxable years except that, under the CARES Act, NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for any taxable year beginning after December 31, 2020, the deductibility of NOLs is limited to 80% of our taxable income in such taxable year (where taxable income is determined without regard to the net operating loss deduction itself).

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), substantial changes in our ownership may limit the amount of our NOLs and tax credits that can be utilized annually to offset our future U.S. federal taxable income, if any. This limitation would generally apply in the event that the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs and tax credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and tax credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs and tax credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs and tax credits.
The United Kingdom’s withdrawal from the European Union (EU) may have a negative effect on global economic conditions, access to patient markets, and regulatory certainty, which could adversely affect our operations.
Effective January 31, 2020, the U.K. ceased to be a member state of the E.U., a process known as Brexit, and began a transition period, which expired on December 31, 2020.
In December 2020, the U.K. and the EU agreed on a trade and cooperation agreement, under which the EU and the U.K. will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the EU, including as it relates to trade, transport and visas. Under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire EU single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the EU. Depending on the application of the terms of the trade and cooperation agreement, we and others could face new regulatory costs and challenges.
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
Item 1B. Unresolved Staff Comments
    None.
Item 2. Properties
California
    We lease a 153,203 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in 2030. The Mission Bay Facility is our corporate headquarters and also includes our research and development operations.
    We also lease 135,936 square feet of office space in San Francisco (the Third Street Facility), under an operating lease which expires in 2030. The Third Street Facility provides additional space to support our research and development activities.
Alabama
    We currently own a facility consisting of approximately 124,000 square feet in Huntsville, Alabama, which houses laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations as well as manufacturing of APIs for early clinical studies.
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

	High	Low
Year Ended December 31, 2019
1st Quarter	$46.35	$31.58
2nd Quarter	36.30	31.00
3rd Quarter	36.27	16.91
4th Quarter	23.12	15.87
Year Ended December 31, 2020
1st Quarter	$27.96	$14.47
2nd Quarter	23.44	16.86
3rd Quarter	24.79	16.59
4th Quarter	19.03	15.77
Holders of Record
    As of February 17, 2021, there were approximately 159 holders of record of our common stock.
Dividend Policy
    We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
    There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2020.
Securities Authorized for Issuance Under Equity Compensation Plans
    Information regarding our equity compensation plans as of December 31, 2020 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
    The following graph compares, for the five year period ended December 31, 2020, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RDG SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The graph assumes that $100 was invested on December 31, 2015 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RDG SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Nektar Therapeutics
NASDAQ Composite
RDG SmallCap Pharmaceutical
NASDAQ Biotechnology
NASDAQ Pharmaceutical
RDG SmallCap Biotechnology

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Reserved
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
In immuno-oncology (I-O), we are executing a clinical development program evaluating bempegaldesleukin (previously referred to as NKTR-214) in combination with Opdivo®, in collaboration with Bristol-Myers Squibb Company (BMS) as well as other independent development work evaluating bempegaldesleukin in combination with other checkpoint inhibitors and agents with potential complementary mechanisms of action. We announced in August of 2019 that the FDA granted a Breakthrough Therapy designation for bempegaldesleukin in combination with Opdivo® for the treatment of patients with untreated unresectable or metastatic melanoma. We expect our research and development expense to continue to grow over the next few years as we expand and execute our broad clinical development program for bempegaldesleukin.
On January 9, 2020, we and BMS entered into Amendment No. 1 (the Amendment) to the February 13, 2018, Strategic Collaboration Agreement (the BMS Collaboration Agreement). Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. Specifically, pursuant to the updated Collaboration Development Plan, bempegaldesleukin in combination with Opdivo® is currently being evaluated in ongoing registrational trials in first-line metastatic melanoma, first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), muscle-invasive bladder cancer, and adjuvant melanoma, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with either axitinib or cabozantinib in first line RCC in order to support a future Phase 3 registrational trial. Several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are currently underway.
The Amendment did not alter the cost-sharing methodology under the BMS Collaboration Agreement. The parties share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share clinical development costs for bempegaldesleukin in combination with Opdivo®, BMS 67.5% and Nektar 32.5%. For costs of manufacturing bempegaldesleukin, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. BMS supplies Opdivo® free of charge. We also share commercialization related costs, 35% BMS and 65% Nektar, which we present in general and administrative expense. Our share of development costs is limited to an annual cap of $125.0 million. To the extent this annual cap is exceeded, BMS reimburses us for the excess, but we recognize our full share of the research and development expense and recognize the reimbursement as a liability. We repay the liability to the extent that our share of development costs is less than the annual cap in a future year, or by reducing a portion of our share of net profits following the first commercial sale of bempegaldesleukin, if approved.
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
Outside of the Collaboration Development Plan with BMS, we are conducting and pursuing additional I-O research and development activities evaluating bempegaldesleukin in combination with other agents that have potential complementary mechanisms of action. For example, on February 12, 2021, we entered into a financing and co-development collaboration with SFJ Pharmaceuticals to support a Phase 2/3 registrational clinical study of bempegaldesleukin plus Keytruda® in patients with head and neck cancer whose tumors express PD-L1. In addition, we are independently studying bempegaldesleukin in combination with Keytruda® in a non-small cell lung cancer (NSCLC) Phase 1/2 trial. Our strategic objective is to establish bempegaldesleukin as a key component of many I-O combination regimens with the potential to enhance the standard of care in multiple oncology settings. As a result, we expect to continue to make significant and increasing investments exploring the potential of bempegaldesleukin with mechanisms of action that we believe are synergistic with bempegaldesleukin based on emerging scientific findings in cancer biology and preclinical development work.
With our non-BMS clinical collaborations for bempegaldesleukin, generally each party supports the collaboration based on its expertise and resources. For example, our co-development collaboration agreement with SFJ includes both financial support in the form of up to $150.0 million to fund the Phase 2/3 registrational clinical study of bempegaldesleukin plus Keytruda® in head and neck cancer, as well as operational support in managing the clinical trial. In addition, we announced on February 17, 2021, that we had entered into a clinical trial collaboration and supply agreement with Merck wherein we will receive supplies of Keytruda® at no cost to us.
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

We are also combining bempegaldesleukin with NKTR-262. NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells (APCs), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic bempegaldesleukin to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. The Phase 1/2 dose-escalation and expansion trial in patients with solid tumors is currently ongoing.

Our next most advanced I-O program is NKTR-255. NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of NK cells and induces survival of both effector and CD8 memory T cells. Recombinant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular toxicity molecules as well as enhance CAR-T therapies. We have initiated a Phase 1 dose escalation and expansion clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. At the 2020 Society for Immunotherapy of Cancer (SITC) Annual Meeting, we reported early findings from the Phase 1 dose escalation study that demonstrated expansion of lymphocytes, increases in NK and CD8+ T cells in patients with multiple myeloma and non-Hodgkin lymphoma.
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
We have completed a Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy subjects. Results from this study demonstrated a multiple-fold increase in regulatory T cells with no change in CD8 positive or natural killer cell levels and no dose-limiting toxicities were observed. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with SLE. Lilly is conducting two Phase 1b studies in patients with psoriasis and atopic dermatitis and has initiated Phase 2 studies in SLE and ulcerative colitis. Under the terms of the agreement, Lilly is to initiate two additional Phase 2 studies in other auto-immune diseases.
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
The level of our future research and development investment will depend on a number of uncertainties including clinical outcomes, future studies required to advance programs to regulatory approval, and the economics related to potential future collaborations that may include up-front payments, development funding, milestones, and royalties. Over the next several years, we plan to continue to make significant investments to advance our early drug candidate pipeline.
We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements including the BMS Collaboration Agreement, pursuant to which we have recognized $1.11 billion in revenue and recorded $790.2 million in additional paid in capital for shares of our common stock issued in the transaction. While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, including the potential remaining $1.405 billion in development and regulatory milestones under the BMS collaboration, in the medium- to long-term, our plan is to generate significant commercial revenue from our proprietary drugs including bempegaldesleukin. Since we do not have experience commercializing products or an established commercialization organization, there will be substantial risks and uncertainties in future years as we build commercial, organizational, and operational capabilities.

Up until September 30, 2020, we received royalties and milestones from two approved drugs: MOVANTIK®, for which we have a collaboration with AstraZeneca; and ADYNOVATE®, for which we have collaboration agreement with Baxalta Inc. (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.). MOVANTIK® is an oral, peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain which was approved by the FDA and subsequently launched in March 2015 (wherein in the EU, MOVANTIK® is sold as MOVENTIG® and is indicated for the treatment of opioid-induced constipation in adult patients who have an inadequate response to laxatives, which was approved by health authorities in the European Union and many other countries beginning in 2014). ADYNOVATE®, a half-life extension product of Factor VIII was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A (wherein in the EU, ADYNOVATE® is sold as ADYNOVI™ and was approved by health authorities in Europe in January 2018, and has also been approved in many other countries).
Beginning on October 1, 2020, our rights to receive royalties arising from the worldwide net sales of MOVANTIK®/MOVANTIG® and ADYNOVATE®/ADYNOVI®, as well as REBINYN® and specified licensed products under a Right to Sublicense Agreement, dated October 27, 2017, were sold for $150.0 million pursuant to a capped sale arrangement to entities managed by Healthcare Royalty Management, LLC (collectively, HCR) pursuant to a purchase and sale agreement (the 2020 Purchase and Sale Agreement) entered into on December 16, 2020. With regard to the capped sale arrangement, the 2020 Purchase and Sale Agreement will automatically expire, and HCR’s right to receive the sold royalties, will cease when HCR has received payments of equalling $210.0 million (the 2025 Threshold), if the 2025 Threshold is achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold is not achieved on or prior to December 31, 2025 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made). After the 2020 Purchase and Sale Agreement expires, all rights to receive these royalties return to Nektar.
Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the clinical development and commercialization efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A. Risk Factors.
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
For Nektar’s Phase 1/2 trial studying bempegaldesleukin and Keytruda® in NSCLC, although the COVID-19 pandemic delayed the initiation of certain investigator sites in Europe earlier in the trial, we currently expect to have initial safety as well as preliminary overall response rate data for the dose-escalation and 0.006 mg/kg NSCLC expansion cohorts of this study in the second half of 2021.
With regard to Nektar’s ongoing clinical study of NKTR-262 (the Phase 1/2 REVEAL study), this study has largely remained on track although we have experienced some challenges with new investigator site initiations. Nektar’s Phase 1 clinical study of NKTR-255 in patients with relapsed/refractory hematologic malignancies has enrolled slower than anticipated due to challenges caused by the COVID-19 pandemic, and the dose-escalation monotherapy portion of the study is expected to be completed in the first half of 2021. For both of these Nektar-run clinical programs, the ongoing COVID-19 pandemic could still impact investigator site initiations and trial enrollment despite our mitigation efforts.
For clinical studies of our proprietary drug candidates being run by our partners, BMS is enrolling patients in each of the BMS-led registration studies and has re-started initiation of new investigator sites in the third quarter of 2020 following a pause in the initiation of new investigator sites it instituted for all of its studies as a result of the COVID-19 pandemic. In the summer of 2020, BMS extended their timeline estimates by approximately six months for the first data read-outs for the first-line melanoma trial. We will continue to monitor the progress of enrollment of the BMS-led studies and projections for topline clinical outcome data. Our partner Lilly, which is running clinical trials of NKTR-358, has indicated it will likely have delays of at least three to six months following its temporary suspension of recruitment for the ongoing Phase 1b studies in atopic dermatitis and psoriasis as a result of the COVID-19 pandemic. Lilly recently started a Phase 2 study in moderate to severe lupus patients in October and has initiated an additional Phase 2 study in ulcerative colitis. The rapid development and fluidity of the COVID-19 pandemic preclude any firm estimates as to the ultimate effect this disease will have on our collaborators’ clinical trials. As a result, there remains substantial uncertainty as to potential impacts on our collaboration partner studies.
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

In this respect, we are also incorporating recent direction and flexibility provided by regulatory authorities, including the FDA in its March 18, 2020 Guidance (most recently updated January 27, 2021) entitled “FDA Guidance on Conduct of Clinical Trials of Medicinal Products during COVID-19 Public Health Emergency.” This Guidance is continually being updated by FDA and updates can be found on the FDA’s website at www.fda.gov. In addition, we may refer to guidance documents from other regulatory agencies, such as, for example, the European Medicines Agency’s “Implications of coronavirus disease (COVID-19) on methodological aspects of ongoing clinical trials” found on www.ema.europa.eu, which are also continually being updated.
With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months.
Key Developments and Trends in Liquidity and Capital Resources
    We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing. At December 31, 2020, we had approximately $1.2 billion in cash and investments in marketable securities. On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million. See Note 5 to our Consolidated Financial Statements for additional information.
Results of Operations
Years Ended December 31, 2020 and 2019
    Additional information required by Item 7 for the year ended December 31, 2018 can be found in Item 7 in our Annual Report on Form 10-K for the year December 31, 2019, filed with the SEC on February 28, 2020 and is incorporated herein by reference.
Revenue (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2020	2019	2020 vs. 2019	2020 vs. 2019
Product sales	$17,504	$20,117	$(2,613)	(13)%
Royalty revenue	30,999	41,222	(10,223)	(25)%
Non cash royalty revenue related to sale of future royalties	48,563	36,303	12,260	34%
License, collaboration and other revenue	55,849	16,975	38,874	> 100%
Total revenue	$152,915	$114,617	$38,298	33%
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
    Product sales decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to decreased demand from our collaboration partners.
    We expect product sales in 2021 to increase compared to 2020 due to increased demand from our collaboration partners.

Royalty revenue
    As discussed in Note 7 to our Consolidated Financial Statements, on December 16, 2020, we entered into the 2020 Purchase and Sale Agreement with entities managed by Healthcare Royalty Management, LLC (collectively, HCR), under which we agreed to sell to HCR certain of our rights to receive royalty payments arising on worldwide net sales of MOVANTIK®, ADYNOVATE® and REBINYN® beginning October 1, 2020. As a result, we recognized royalty revenue for these products only for the nine months ended September 30, 2020, and recognized these royalties as non-cash royalty revenue for the three months ended December 31, 2020. Accordingly, royalty revenue decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Please see Note 7 to our Consolidated Financial Statements for additional information on the 2020 Purchase and Sale Agreement.
We do not expect to recognize any royalty revenue during 2021, because we will recognize all such royalties as non-cash royalty revenue as a result of the 2020 Purchase and Sale Agreement.
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
    During the year ended December 31, 2020, pursuant to the BMS Collaboration Agreement, we recognized $25.0 million for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial, which was achieved on January 30, 2020, and $25.0 million for the achievement of the first patient, first visit in the registrational adjuvant melanoma trial, which we achieved on July 27, 2020. As a result of these milestones, license, collaboration and other revenue increased during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
    We expect that our license, collaboration and other revenue will decrease in 2021 compared to 2020 as a result of the recognition of these milestones in 2020 under our BMS Collaboration Agreement.
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
Revenue by geography (in thousands)
    Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2020	2019
United States	$64,966	$27,093
Rest of World	87,949	87,524
Total revenue	$152,915	$114,617
    Revenue attributable to the U.S. for the year ended December 31, 2020 was higher than for the year ended December 31, 2019 primarily due to the recognition of $50.0 million of milestones from the BMS Collaboration Agreement as described above.

Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Cost of goods sold	$19,477	$21,374	$(1,897)	(9)%
Product gross profit (loss)	$(1,973)	$(1,257)	$(716)	(57)%
Product gross margin	(11)%	(6)%
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
    Product gross margin worsened for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a less favorable product mix in 2020 compared to 2019. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the years ended December 31, 2020 and 2019, the royalty revenue from this collaboration exceeded the related negative gross profit.
    We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We currently expect product gross margin to be negative in 2021 as a result of the anticipated unfavorable product mix described above.
Research and development expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Research and development expense	$408,678	$434,566	$(25,888)	(6)%
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
    Research and development expense decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019. The clinical trial costs for our bempegaldesleukin, NKTR-255 and NKR-262 programs increased for the year ended December 31, 2020 compared to the year ended December 31, 2019. These increased costs were offset by decreases in pre-commercial manufacturing costs for NKTR-181 which we incurred during 2019, manufacturing costs for clinical trials materials, and costs for our clinical development program for NKTR-358. As discussed above, as a result of our decision to withdraw the NKTR-181 NDA in January 2020, we present all costs related to the wind-down of the NKTR-181 program, including pre-commercial manufacturing activities, in the Impairment of assets and other costs related to terminated program line in our Consolidated Statements of Operations for the year ended December 31, 2020. The decrease in NKTR-358 development costs reflects the completion of our Phase 1 clinical development and drug product development deliverables, for which we were responsible for 100% of costs, to the Phase 1b and Phase 2 development, for which we are responsible for 25% of costs and Lilly is responsible for 75% of costs. Additionally, during the years ended December 31, 2020 and 2019, we recorded net reductions to research and development expense for BMS’ reimbursements of our costs of $128.2 million and $105.4 million, respectively. Under the BMS Collaboration Agreement, BMS generally bears 67.5% of development costs for bempegaldesleukin in combination with Opdivo® and 35% of costs for manufacturing bempegaldesleukin. Please see Note 10 to our Consolidated Financial Statements for additional information regarding our BMS Collaboration Agreement.

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

	Clinical Study Status(1)	Year Ended December 31,
		2020	2019
Bempegaldesleukin (CD122-preferential IL-2 pathway agonist)(2)	Phase 1/2/3	$131,900	$109,355
NKTR-358 (cytokine Treg stimulant)	Phase 1/2	20,153	27,319
NKTR-255 (IL-15 receptor agonist)	Phase 1	14,542	12,278
NKTR-262 (toll-like receptor agonist)	Phase 1/2	8,928	11,379
ONZEALDTM (next-generation topoisomerase I inhibitor)	Terminated	4,313	12,733
NKTR-181 (orally-available mu-opioid analgesic molecule)	Terminated	1,931	29,830
Other drug candidates	Various	13,332	18,585
Total clinical development, contract manufacturing and other third party costs		195,099	221,479
Personnel, overhead and other costs(3)		147,200	141,719
Stock-based compensation and depreciation		66,379	71,368
Research and development expense		$408,678	$434,566
_______________________________________________________________
(1)Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.
(2)Development expenses for bempegaldesleukin include expenses under the BMS Collaboration Agreement, other collaboration agreements and our own independent studies. The amounts for the years ended December 31, 2020 and 2019 include net reductions of $90.4 million and $70.5 million, respectively, of development cost reimbursements from BMS under our collaboration, net of our share of BMS’ costs.
(3)The amounts for the year ended December 31, 2020 and 2019 include reductions of $37.8 million and $34.9 million of employee cost reimbursements from BMS under our collaboration.
    We expect research and development expense to increase for 2021 compared to 2020 primarily as a result of our continued development of bempegaldesleukin, including studies outside of the BMS Collaboration Agreement. In addition, we are collaborating with Lilly to develop NKTR-358, and Lilly will be conducting the recently started Phase 2 studies and other ongoing studies in 2021, for which we are responsible for 25% of costs. We are continuing to enroll patients in the expansion cohorts of the Phase 1/2 study for NKTR-262 in combination with bempegaldesleukin. We will continue our Phase 1/2 dose-escalation and expansion studies for NKTR-255 in multiple myeloma, non-Hodgkin lymphoma, relapsed or refractory head and neck squamous cell carcinoma, and colorectal cancer. The timing and amount of our future clinical investments will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.
    In addition to our drug candidates that we plan to evaluate in clinical development during 2021 and beyond, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates by applying our polymer conjugate technology platform to a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We also plan from time to time to evaluate opportunities to in-license potential drug candidates from third parties to add to our drug discovery and development pipeline. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.
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
    Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as those collaborations that we have already completed for bempegaldesleukin, NKTR-358, or clinical collaborations where we would share costs and operational responsibility with a partner. In certain situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.
As noted above, the evolving situation around the COVID-19 pandemic has had varying impacts on the clinical testing of our proprietary drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the pandemic. We have experienced delays of approximately three months for some Nektar-run, earlier-stage clinical studies (such as the Phase 1/2 trial studying bempegaldesleukin and Keytruda® in NSCLC and the Phase 1 dose escalation trial studying NKTR-255 in patients with relapsed/refractory hematologic malignancies) and given the evolving situation around the COVID-19 pandemic it is possible there could be additional delays in the future. In addition, for certain clinical studies involving our proprietary drug candidates that are run by our partners, study timelines have been delayed at least three to six months, and, given the evolving situation around the COVID-19 pandemic, it is possible there could be additional delays in the future. As a result of these delays and potential delays, we may incur additional costs associated with these clinical trials. At this time, we cannot estimate if such increases would have a material effect on our results of operations or financial position.
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
General and administrative expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
General and administrative expense	$104,682	$98,712	$5,970	6%
    General and administrative expense includes the cost of administrative staffing, business development, marketing, finance, and legal activities. General and administrative expense increased for the year ended December 31, 2020 compared with the year ended December 31, 2019 primarily due to increased personnel costs as we begin a stage appropriate build of our commercial capability to co-commercialize bempegaldesleukin with BMS. We expect general and administrative expense to increase for 2021 compared to 2020, as we continue to build our commercial capabilities.
Impairment of Assets and Other Costs for Terminated Program
On January 14, 2020, the joint FDA Anesthetic Drug Products Advisory Committee and Drug Safety and Risk Management Committee did not recommend approval of our NDA for NKTR-181. As a result, we withdrew our NDA and decided to make no further investments in this program. On February 26, 2020, the Audit Committee of our Board of Directors approved management’s plan for the wind-down of the NKTR-181 program.
As a result, in the three months ended March 31, 2020, we wrote off $19.7 million of advance payments to contract manufacturers for commercial batches of NKTR-181. We also incurred $25.5 million of additional costs, primarily for non-cancellable commitments to our contract manufacturers and severance costs.

Interest expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest expense	$6,851	$21,310	$(14,459)	(68)%
    Interest expense decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes due October 2020. Interest on the 7.75% senior secured notes was calculated based on actual days outstanding over a 360 day year. On April 13, 2020, we redeemed the senior secured notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million. After the repayment, we incurred no interest expense.
Non-Cash Royalty Revenue and Non-Cash Interest Expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
2012 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$37,938	$36,303	$1,635	5%
Non-cash interest expense on liability related to sale of future royalties	$30,267	$25,044	$5,223	21%
Interest rates - end of period presented
Implicit interest rate over the life of the agreement	20.2%	19.5%
Prospective effective interest rate	48.0%	38.0%
2020 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$10,625	$—	$10,625	>100%
Non-cash interest expense on liability related to sale of future royalties	$—	$—	$—	—
Interest rates - end of period presented
Implicit interest rate over the life of the agreement	16.0%	N/A
Prospective effective interest rate	16.0%	N/A
Total non-cash royalty revenue related to sale of future royalties	$48,563	$36,303	$12,260	34%
Total non-cash interest expense on liability related to sale of future royalties	$30,267	$25,044	$5,223	21%
    As discussed in Note 7 to our Consolidated Financial Statements, we continue to recognize non-cash royalty revenue for the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement (as defined in Note 7).
2012 Purchase and Sale Agreement
Non-cash royalty revenue for the 2012 Purchase and Sale Agreement increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to increases in net sales of CIMZIA® and MIRCERA®. Non-cash interest expense for the 2012 Purchase and Sales Agreement increased for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to an increase in the estimated implicit interest rate over the life of the transaction, as disclosed above. When forecasted future revenues rise, this results in an increase to the estimated implicit interest rate over the life of the transaction, which, in turn, increases the prospective effective interest rate in the current and future periods. The increase in the estimated implicit rate from the year-ended December 31, 2019 to the year ended December 31, 2020 resulted from an increase in estimate future net sales of CIMZIA®.

Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the non-cash interest expense. To date, we have amortized $48.1 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $65.9 million of the net proceeds, since RPI (as defined in Note 7) receives all of the benefits of the increases in future royalties. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively.
2020 Purchase and Sale Agreement
As discussed in Note 7 to the Consolidated Finance Statements and above under Royalty Revenue, we began recognizing non-cash royalty revenue for the 2020 Purchase and Sale Agreement in the three months ended December 31, 2020 and did not recognize any non-cash interest expense due to an immaterial amount of time to impute interest from closing to December 31, 2020. Non-cash royalty revenue and non-cash interest expense will increase for 2021 as we will recognize them for the full year. Our estimate of the imputed interest rate reflects our estimates for sales of MOVANTIK®, ADYNOVATE® and REBINYN®, which result in meeting the 2025 Threshold (as defined in Note 7). Because the 2025 Threshold of $210.0 million and the increase in the threshold to $240.0 million (if the 2025 Threshold is not achieved) limit the amount of royalties payable to HCR, the potential for the implicit interest rate to vary is more limited. Instead, we will receive the benefit of net sales if they exceed the threshold, but do not bear risk of loss or payments to HCR if royalties are less than expected.
Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Interest income and other income (expense), net	$18,282	$46,335	$(28,053)	(61)%
Interest income and other income (expense), net decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to decreases in market interest rates and lower investment balances which have been utilized to fund our operations and the repayment of our senior notes on April 13, 2020. The effective interest rate earned on investments which we purchased after the COVID-19 pandemic began has been significantly lower than historical interest rates, and we expect this trend to continue. We expect that our interest income and other income (expense), net will decrease for 2021 compared to 2020 due to continued lower interest rates and lower investments balances as we fund our operations.
Income Tax Expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2020 vs. 2019	Percentage Increase/ (Decrease) 2020 vs. 2019
	2020	2019
Provision for income taxes	$493	$613	$(120)	(20)%
    For the years ended December 31, 2020 and 2019, our income tax expense primarily results from taxable income in our Nektar India subsidiary.
    Due to our expected net loss in 2021, we expect income tax expense to be consistent with 2020 and reflect taxable income for our Nektar India operations.
Liquidity and Capital Resources
    We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public offering and private placements of debt and equity securities. At December 31, 2020, we had approximately $1.2 billion in cash and investments in marketable securities. As noted above, on April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million.

    We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing. We expect the clinical development of our proprietary drug candidates including bempegaldesleukin, NKTR-358, NKTR-262 and NKTR-255 will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In April 2018, we received a total of $1.85 billion from BMS including a $1.0 billion upfront payment and an $850.0 million premium investment in our common stock. In July 2017, we entered into a collaboration agreement for NKTR-358 with Lilly, under which we received a $150.0 million upfront payment. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly. In particular, under the BMS Collaboration Agreement, we are entitled to approximately $1.455 billion of clinical, regulatory and commercial launch milestones (of which, we have received $50.0 million). Of the remaining milestones, $625.0 million are associated with approval and launch of bempegaldesleukin in its first indication in the U.S., EU and Japan (which reflects the reduction for the $25.0 million nonrefundable, creditable milestone for the first patient, first visit in the muscle-invasive bladder cancer trial that BMS paid to us in March 2020). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future liquidity and capital resources. We have no credit facility or any other sources of committed capital.
On February 12, 2021, we entered into a co-development agreement with SFJ Pharmaceuticals (SFJ), pursuant to which SFJ will pay up to $150.0 million in committed funding to support a Phase 2/3 study of bempegaldesleukin in combination with pembrolizumab (Keytruda®) for first-line treatment of patients with metastatic or unresectable recurrent squamous cell carcinoma of the head and neck (the SCCHN Clinical Trial) whose tumors express PD-L1 (the SCCHN Indication). In exchange for funding the SCCHN Clinical Trial, SFJ is entitled to a series of contingent success-based payments with the first payment due after substantial completion of the SCCHN Clinical Trial which we currently expect to occur in late 2024 or early 2025 as follows: (i) if bempegaldesleukin receives FDA approval for first line metastatic melanoma or the SCCHN Indication, we would pay SFJ $450.0 million over a series of five annual payments with the first annual payment being $30.0 million; (ii) if bempegaldesleukin receives FDA approval in both first line metastatic melanoma and the SCCHN indication, we would pay SFJ an additional $150.0 million paid over a series of seven annual payments; and (iii) if bempegaldesleukin receives FDA approval in an indication other than first line metastatic melanoma or the SCCHN indication, a one-time payment of $37.5 million. See Note 14 to our Consolidated Financial Statements for additional information.
In the short term, we do not anticipate that the effects of the COVID-19 pandemic will have a material effect on our results of operations or financial position since we do not generate significant cash flows from recurring revenues and our revenues are generally less affected by shelter-in place or similar orders. However, if delays caused by the COVID-19 pandemic in commencing and enrolling patients in our clinical trials or those run by our partners result in a delay in completing these trials, our ability to file for regulatory approval and commercialize these products (if approved) and receive associated milestone payments may also be delayed.
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

Our only significant noncancellable contractual commitments relate to our leases. Please see Note 6 to our Consolidated Financial Statements for additional information.
Cash flows from operating activities
    Cash flows used in operating activities for the year ended December 31, 2020 totaled $313.3 million, which includes $353.6 million of net operating cash uses and $9.7 million for interest payments on our senior secured notes, partially offset by a $50.0 million in milestones under the BMS Collaboration Agreement.
    Cash flows used in operating activities for the year ended December 31, 2019 totaled $328.7 million, which includes $319.5 million of net operating cash uses and $19.2 million for interest payments on our senior secured notes, partially offset by $10.0 million from our collaboration agreement with Baxalta.
    We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase in 2021 compared to 2020 primarily as a result of increased research and development expenses and no offsetting collaboration milestone payments.
Cash flows from investing activities
    We paid $7.3 million and $26.3 million to purchase or construct property, plant and equipment in the years ended December 31, 2020 and 2019, respectively. The significant decrease in capital expenditures from 2019 was primarily due to the construction of leasehold improvements in 2019 at our Third Street facility as more fully described in Note 6 of our Consolidated Financial Statements.
Cash flows from financing activities
    As described in Note 5 to our Consolidated Financial Statements, in the second quarter of 2020, we redeemed the senior secured notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million.
As described in Note 7 to our Consolidated Financial Statements and as described above, on December 16, 2020, we entered into a purchase and sale agreement (the 2020 Purchase and Sale Agreement) with entities managed by Healthcare Royalty Management, LLC, pursuant to which we sold our rights to receive royalty payments arising from the worldwide net sales of MOVANTIK®, ADYNOVATE® and REBINYN®, beginning on October 1, 2020. We received proceeds of $146.3 million, representing the sale of price $150.0 million, net of transaction costs. See Note 7 for additional details on the 2020 Purchase and Sale Agreement, including the capped nature of the arrangement.
    We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $23.4 million and $23.4 million in the years ended December 31, 2020 and 2019, respectively.
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
    We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and evaluate our estimates on an ongoing basis. Actual results may differ materially from those estimates under different assumptions or conditions. We have determined that for the periods in this report, the following accounting policies and estimates are critical in understanding our financial condition and the results of our operations.
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
Revenue Recognition
    We recognize license, collaboration and other research revenue based on the facts and circumstances of each contractual agreement and includes recognition of upfront fees and milestone payments. At the inception of each agreement, we determine which promises represent distinct performance obligations, for which management must use significant judgment. Additionally, at inception and at each reporting date thereafter, we must determine and update, as appropriate, the transaction price, which includes variable consideration such as development milestones. We must use judgment to determine when to include variable consideration in the transaction price such that inclusion of such variable consideration will not result in a significant reversal of revenue recognized when the contingency surrounding the variable consideration is resolved. We must also allocate the arrangement consideration to performance obligations based on their relative standalone selling prices, which we generally base on our best estimates and which require significant judgment. For example, in estimating the standalone selling prices for granting licenses for our drug candidates, our estimates may include revenue forecasts, clinical development timelines and costs, discount rates and probabilities of clinical and regulatory success. For performance obligations satisfied over time, we recognize revenue based on our estimates of expected future costs or other measures of progress.
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
    A hypothetical 50 basis point increase in interest rates would result in an approximate $2.5 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2020. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2020. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $4.3 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2019.
    As of December 31, 2020, we held $1.0 billion of available-for-sale investments, excluding money market funds, with an average time to maturity of five months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis. Accordingly, we believe there are no other-than-temporary impairments on these securities and have not recorded any provisions for impairment.
Foreign Currency Risk
    The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we have contracts with contract manufacturing organizations in Europe, transacted in the British pound sterling or Euros, and incur costs from sites in a variety of international locations which are compensated in their respective local currencies. Additionally, a portion of our operations consists of research and development activities outside the United States, with transactions in the Indian Rupee. Accordingly, we are subject to foreign currency exchange risk for these transactions.
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

Item 8. Financial Statements and Supplementary Data
NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed unqualified opinion thereon.
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

Accounting for accrued research and development expenses

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, the Company records expenses and accruals for estimated costs of research and development activities, including third party contract services costs for clinical research and contract manufacturing. Clinical trial and contract manufacturing activities performed by third parties are expensed based upon estimates of work completed in accordance with agreements with the respective Clinical Research Organization (“CRO”) or Contract Manufacturing Organization (“CMO”). Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations are appropriate as of period end. Tracking the progress of completion for clinical trial and contract manufacturing activities performed by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements. During 2020, the Company incurred $408.7 million of research and development expenses. The Company recorded an accrued liability of $44.2 million and $11.3 million for clinical trial and contract manufacturing expenses, respectively, as of December 31, 2020.

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

Accounting for cost-sharing under the Bristol-Myers Squibb (BMS) Collaboration Agreement

Description of the Matter
The Company and Bristol-Myers Squibb Company (BMS) both conduct research and development activities under a Strategic Collaboration Agreement for bempegaldesleukin (NKTR-214). As more fully explained in note 10 to the consolidated financial statements, the Company and BMS share certain internal and external development costs under the collaboration agreement. The Company’s research and development costs include external actual and estimated Clinical Research Organizations (“CRO”) and Contract Manufacturing Organization (“CMO”) costs in addition to internal employee costs. BMS provides reports to support their research and development activities performed and costs incurred in the relevant period under the terms of the agreement. Estimates included in each party’s research and development costs are trued up to actuals by each party when known. Eligible costs incurred by each party during the reporting period are offset and the net amount is owed to the party with the excess costs. The Company has a net receivable of $38.7 million from BMS under the collaboration as of December 31, 2020. During a reporting period in which there is a net receivable to the Company, the net amount of BMS’ reimbursement of collaboration expense is recorded as a reduction of research and development expense. For the year ended December 31, 2020, the Company recorded $128.2 million as a reduction of research and development expenses for BMS’ share of the Company’s research and development expenses, net of the Company’s share of BMS’ research and development expenses.

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
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics
Opinion on Internal Control over Financial Reporting
We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nektar Therapeutics (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California
February 25, 2021

NEKTAR THERAPEUTICS
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$198,955	$96,363
Short-term investments	862,941	1,228,499
Accounts receivable	38,889	36,802
Inventory	15,292	12,665
Advance payments to contract manufacturers	3,908	31,834
Other current assets	18,020	15,387
Total current assets	1,138,005	1,421,550
Long-term investments	136,662	279,119
Property, plant and equipment, net	59,662	65,665
Operating lease right-of-use assets	126,476	134,177
Goodwill	76,501	76,501
Other assets	1,461	344
Total assets	$1,538,767	$1,977,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior secured notes, net and interest payable (see Note 5)	$—	$252,891
Accounts payable	22,139	19,234
Accrued compensation	14,532	11,467
Accrued clinical trial expenses	44,207	32,626
Accrued contract manufacturing expenses	11,310	7,304
Other accrued expenses	9,585	12,338
Operating lease liability, current portion	13,915	12,516
Deferred revenue, current portion	91	5,517
Total current liabilities	115,779	353,893
Operating lease liability, less current portion	136,373	142,730
Liabilities related to the sales of future royalties, net	200,340	72,020
Deferred revenue, less current portion	2,464	2,554
Other long-term liabilities	6,516	768
Total liabilities	461,472	571,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at December 31, 2020 or 2019	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 180,091 shares and 176,505 shares issued and outstanding at December 31, 2020 and 2019, respectively	18	17
Capital in excess of par value	3,388,730	3,271,097
Accumulated other comprehensive loss	(2,295)	(1,005)
Accumulated deficit	(2,309,158)	(1,864,718)
Total stockholders’ equity	1,077,295	1,405,391
Total liabilities and stockholders’ equity	$1,538,767	$1,977,356
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product sales	$17,504	$20,117	$20,774
Royalty revenue	30,999	41,222	41,976
Non-cash royalty revenue related to sale of future royalties	48,563	36,303	33,308
License, collaboration and other revenue	55,849	16,975	1,097,265
Total revenue	152,915	114,617	1,193,323
Operating costs and expenses:
Cost of goods sold	19,477	21,374	24,412
Research and development	408,678	434,566	399,536
General and administrative	104,682	98,712	81,443
Impairment of assets and other costs for terminated program	45,189	—	—
Total operating costs and expenses	578,026	554,652	505,391
Income (loss) from operations	(425,111)	(440,035)	687,932
Non-operating income (expense):
Interest expense	(6,851)	(21,310)	(21,582)
Non-cash interest expense on liability related to sale of future royalties	(30,267)	(25,044)	(21,196)
Interest income and other income (expense), net	18,282	46,335	37,571
Total non-operating expense, net	(18,836)	(19)	(5,207)
Income (loss) before provision for income taxes	(443,947)	(440,054)	682,725
Provision for income taxes	493	613	1,412
Net income (loss)	$(444,440)	$(440,667)	$681,313

Net income (loss) per share
Basic	$(2.49)	$(2.52)	$4.02
Diluted	$(2.49)	$(2.52)	$3.78
Weighted average shares outstanding used in computing net income (loss) per share
Basic	178,581	174,993	169,600
Diluted	178,581	174,993	180,119
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(444,440)	$(440,667)	$681,313
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(927)	5,693	(2,975)
Net foreign currency translation gain (loss)	(363)	(382)	(1,230)
Other comprehensive income (loss)	(1,290)	5,311	(4,205)
Comprehensive income (loss)	$(445,730)	$(435,356)	$677,108
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	159,524	$15	$2,207,865	$(2,111)	$(2,117,941)	$87,828
Shares issued under equity compensation plans	5,721	1	61,728	—	—	61,729
Stock-based compensation	—	—	88,101	—	—	88,101
Sale of stock to Bristol-Myers Squibb (Note 10)	8,285	1	790,231	—	—	790,232
Adoption of new accounting standards	—	—	—	—	12,577	12,577
Comprehensive income (loss)	—	—	—	(4,205)	681,313	677,108
Balance at December 31, 2018	173,530	17	3,147,925	(6,316)	(1,424,051)	1,717,575
Shares issued under equity compensation plans	2,975	—	23,377	—	—	23,377
Stock-based compensation	—	—	99,795	—	—	99,795
Comprehensive income (loss)	—	—	—	5,311	(440,667)	(435,356)
Balance at December 31, 2019	176,505	17	3,271,097	(1,005)	(1,864,718)	1,405,391
Shares issued under equity compensation plans	3,586	1	23,372	—	—	23,373
Stock-based compensation	—	—	94,261	—	—	94,261
Comprehensive income (loss)	—	—	—	(1,290)	(444,440)	(445,730)
Balance at December 31, 2020	180,091	$18	$3,388,730	$(2,295)	$(2,309,158)	$1,077,295
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(444,440)	$(440,667)	$681,313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash royalty revenue related to sale of future royalties	(48,563)	(36,303)	(33,308)
Non-cash interest expense on liability related to sale of future royalties	30,267	25,044	21,196
Stock-based compensation	94,261	99,795	88,101
Depreciation and amortization	14,182	13,156	10,870
Impairment of advance payments to contract manufacturers and equipment for terminated program	20,351	—	—
Accretion of premiums (discounts), net and other non-cash transactions	3,943	(11,394)	(10,952)
Changes in operating assets and liabilities
Accounts receivable	1,913	6,411	(25,505)
Inventory	(2,627)	(1,284)	(655)
Operating leases, net	2,743	13,090	—
Other assets	4,476	1,190	(31,652)
Accounts payable	2,382	12,967	971
Accrued compensation	4,697	1,530	1,674
Other accrued expenses	8,644	4,349	31,492
Deferred revenue	(5,516)	(16,565)	(15,331)
Net cash provided by (used in) operating activities	(313,287)	(328,681)	718,214
Cash flows from investing activities:
Purchases of investments	(987,533)	(1,380,865)	(2,271,250)
Maturities of investments	1,449,304	1,614,036	890,957
Sales of investments	41,700	—	11,963
Purchases of property, plant and equipment	(7,258)	(26,285)	(14,239)
Sales of property and plant	—	—	2,633
Net cash provided by (used in) investing activities	496,213	206,886	(1,379,936)
Cash flows from financing activities:
Issuance of common stock to Bristol-Myers Squibb (Note 10)	—	—	790,231
Proceeds from sale of future royalties, net of $3.8 million of transaction costs	146,250	—	—
Repayment of senior notes	(250,000)	—	—
Proceeds from shares issued under equity compensation plans	23,396	23,355	61,735
Net cash provided by (used in) financing activities	(80,354)	23,355	851,966
Effect of exchange rates on cash and cash equivalents	20	(102)	(101)
Net increase (decrease) in cash and cash equivalents	102,592	(98,542)	190,143
Cash and cash equivalents at beginning of year	96,363	194,905	4,762
Cash and cash equivalents at end of year	$198,955	$96,363	$194,905
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,742	$19,199	$19,471
Cash paid for income taxes	$539	$555	$618
Operating lease right-of-use assets recognized in exchange for lease liabilities	$2,133	$57,691	$—
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
    Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2020, we had approximately $1.2 billion in cash and investments in marketable securities. On April 13, 2020, we repaid the principal and accrued interest of our senior notes totaling $254.8 million. See Note 5 for additional information.
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
    Our comprehensive income (loss) consists of our net income (loss) plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the years ended December 31, 2020, 2019 and 2018.
    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. Our estimates include those related to the selling prices of performance obligations and amounts of variable consideration in collaboration agreements, royalty revenue, and other assumptions required for revenue recognition as described further below; the net realizable value of inventory; the impairment of investments, goodwill and long-lived assets; contingencies, accrued clinical trial, contract manufacturing and other expenses; non-cash royalty revenue and non-cash interest expense from our liabilities related to our sales of future royalties; assumptions used in stock-based compensation; and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, we assess estimates each period, update them to reflect current information, and will generally reflect any changes in estimates in the period first identified.

Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not materially impact previously reported revenue, operating loss, net loss, total assets, liabilities or stockholders’ equity.
Fair Value of Financial Instruments
The recorded amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Investments that are classified as available-for-sale are recorded at estimated fair value. The disclosed fair value related to our cash equivalents and investments is based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data.
Cash, Cash Equivalents, and Investments in Marketable Securities
    We consider all investments in marketable securities with an original maturity of three months or less when purchased to be cash equivalents. We classify investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. We classify investments in securities with remaining maturities of over one year as long-term investments.
    Investments are designated as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income loss. We review our portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below amortized cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, we recognize a loss in our Consolidated Statement of Operations, whereas if the decline in fair value is not due to credit-related factors, we recognize the loss in other comprehensive income (loss).
    We include coupon interest on securities classified as available-for-sale, as well as amortization of premiums and accretion of discounts to maturity, in interest income. The cost of securities sold is based on the specific identification method.
    Our cash, cash equivalents, short-term investments and long-term investments are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents, short-term investments and long-term investments are held or issued by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds and places restrictions on maturities and concentrations by type and issuer.
For our available-for-sale securities, we have significant concentrations of issuers in the banking and financial services industry. While our investment policy requires that we only invest in highly-rated securities and limit our exposure to any single issuer, the COVID-19 pandemic may materially affect the financial condition of issuers. Additionally, pursuant to our investment policy, we may sell securities before maturity if the issuer’s credit rating has been downgraded below our minimum credit rating requirements, which may result in a loss on the sale. As a result of the COVID-19 pandemic, we have seen credit downgrades for certain of our securities. Accordingly, if the COVID-19 pandemic or other factors result in downgrades below our minimum credit rating requirements and if we decide to sell these securities, we may experience losses on such sales.
Accounts Receivable and Significant Customer Concentrations
    Our customers are primarily pharmaceutical and biotechnology companies that are primarily located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), other contingent payments and royalties, as well as reimbursable costs from collaborative research and development agreements. For the year ended December 31, 2020, our accounts receivable included $38.7 million for unbilled net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS) and $0.2 million under customer contracts from our collaboration partners. For the year ended December 31, 2019, our accounts receivable included $24.0 million for unbilled net expense reimbursements from BMS and $12.8 million from customer contracts, which included our estimate of $11.6 million for royalties resulting from net sales of MOVANTIK®, ADYNOVATE® and REBINYN® during the three months ended December 31, 2019. Since we sold our rights to receive royalties in the 2020 Purchase and Sale Agreement with Healthcare Royalty Management, LLC, as discussed further in Note 7, we did not record accounts receivable for these royalties at

December 31, 2020. We generally do not require collateral from our partners. We perform a regular review of our partners’ credit risk and payment histories when circumstances warrant, including payments made subsequent to year-end. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts, although historically we have not experienced credit losses from our accounts receivable. At December 31, 2019, three different partners represented 65%, 17% and 14%, respectively, of our accounts receivable.
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
Leases
On January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 supersedes the guidance in ASC 840, Leases (ASC 840). Under ASC 842, an entity recognizes a right-of-use asset and a corresponding lease liability, measured as the present value of the lease payments. In our adoption, we used the package of practical expedients, which, among other things, allowed us to carry forward our historical lease classification of those leases in effect as of January 1, 2019. We present results for the year ended December 31, 2020 and 2019 under ASC 842. We have not restated the results for the year ended December 31, 2018 continue to report them under ASC 840.
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
We have elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for our facilities leases, and elected the short-term lease recognition exemption for our short-term leases, which allows us not to recognize lease liabilities and right-of-use assets for leases with an original term of twelve months or less.
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
Royalty revenue
Generally, for our collaboration arrangements that include sales-based royalties, we have granted our collaboration partner a license to our intellectual property. Pursuant to these arrangements, our collaboration partners are typically obligated to pay a royalty that is based on the net sales of their approved drugs that are sold in the countries where we have intellectual property rights covering their drugs. As of December 30, 2020, we have sold our rights to receive sales-based royalties for CIMZIA®, MIRCERA®, MOVANTIK®, ADYNOVATE® and REBINYN® as further described in Note 7. For collaboration arrangements that include sales-based royalties, we have concluded that the license is the predominant item to which the royalties relate, which include commercial milestone payments based on the level of sales. Accordingly, we recognize royalty revenue, including for our non-cash royalties, when the underlying sales occur based on our best estimates of sales of the drugs. Our partners generally pay royalties or commercial milestones after the end of the calendar quarter in accordance with contractual terms. We present commercial milestone payments within license, collaboration and other revenue.
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
    We record an accrued expense for the estimated costs of our clinical trial activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of certain clinical trial activities. We generally accrue costs associated with the start-up and reporting phases of the clinical trials ratably over the estimated duration of the start-up and reporting phases. We generally accrue costs associated with the treatment phase of clinical trials based on the estimated activities performed by third parties. We may also accrue expenses based on the total estimated cost of the treatment phase on a per patient basis and expense the per patient cost ratably over the estimated patient treatment period based on patient enrollment in the trials. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses using a methodology that we consider to be more reflective of the timing of costs incurred.
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
    We capitalize advance payments for goods or services that will be used or rendered for future research and development activities and recognize expense as the related goods are delivered or services performed. We base our estimates on the best information available at the time. However, additional information may become available to us in the future which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. We generally consider such increases or decreases in cost as changes in estimates and reflect them in research and development expenses in the period identified.
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
As a result, in the three months ended March 31, 2020, we wrote off $19.7 million of advance payments to contract manufacturers for commercial batches of NKTR-181. We also incurred $25.5 million of additional costs, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs. We present these costs in the Impairment of assets and other costs for terminated program line in our Consolidated Statement of Operations. We did not incur any substantial costs related to the wind-down of Inheris and the NKTR-181 program after March 31, 2020. As of December 31, 2020, we have substantially completed our wind-down and do not expect to incur additional costs.
Stock-Based Compensation
    Stock-based compensation arrangements include grants of stock options, restricted stock units (RSUs) and performance stock units (PSUs) under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), through which employees may purchase our common stock at a discount to the market price.
    We expense the grant date fair value of options, RSUs and PSUs on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations and recognize forfeitures of options, RSUs and PSUs as they occur. For options and RSUs that vest upon the achievement of performance milestones, we estimate the vesting period based on our evaluation of the probability of achievement of each respective milestone and the related estimated date of achievement. We recognize stock-based compensation expense for purchases under the ESPP over the respective six-month purchase period. We report expense amounts in cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. Stock-based compensation charges are non-cash charges and have no effect on our reported cash flows. We estimate the grant date fair value of our stock-based compensation awards as follows:
•We use the Black-Scholes option pricing model for the respective grant to determine the estimated fair value of the option on the date of grant (grant date fair value) and the estimated fair value of common stock purchased under the ESPP. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including but not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP.
•The number of shares issuable under PSUs is based on our total shareholder return as compared to other companies within the Nasdaq biotechnology index over the measurement period and may be capped based on our absolute total shareholder return over such period. We use the Monte Carlo simulation model to determine the estimated grant date fair value. The Monte Carlo simulation model incorporates assumptions such as the volatility of our stock, the volatility of the stock of other peer companies within the index, and the correlation of both our stock and our peer companies’ stock to the index.
•The fair value of an RSU is equal to the closing price of our common stock on the grant date.
Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.
Net Income (Loss) Per Share
    For all periods presented in the Consolidated Statements of Operations, the net income (loss) available to common stockholders is equal to the reported net income (loss). We calculate basic net income (loss) per share based on the weighted-average number of common shares outstanding during the periods presented and calculate diluted net income (loss) per share based on the weighted-average number of shares of common stock outstanding, including potentially dilutive securities, which consist of common shares underlying stock options and RSUs. For the years ended December 31, 2020 and 2019, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded weighted average outstanding stock options and RSUs totaling 17.4 million and 17.9 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2018, the effect of these dilutive securities under the treasury stock method was approximately 10.5 million, and we excluded approximately 3.3 million of weighted-average shares of common stock underlying outstanding stock options from the computation of diluted net income per share because their effect was antidilutive.
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
Coronavirus Aid, Relief, and Economic Security (CARES) Act
In March 2020, the U.S. government enacted the CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The CARES Act has not had a material effect on our results of operations or financial position.
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
On January 1, 2020, we adopted ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. As a result of adoption, we present these financial assets, which include our accounts receivable and available-for-sale debt securities, at the net amount we expect to collect. The amendment also requires that we record credit losses related to available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the historical, other-than-temporary-impairment model. Our adoption of ASU 2016-13 did not materially affect our Consolidated Financial Statements.
Recent Accounting Pronouncements
We have reviewed other recent accounting pronouncements and concluded they are either not applicable to us or that we do not expect adoption to have a material effect on our consolidated financial statements.
Note 2 — Cash and Investments in Marketable Securities
    Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2020	December 31, 2019
Cash and cash equivalents	$198,955	$96,363
Short-term investments	862,941	1,228,499
Long-term investments	136,662	279,119
Total cash and investments in marketable securities	$1,198,558	$1,603,981
    We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. All of our long-term investments as of December 31, 2020 and 2019 had maturities between one and two years.
    During the year ended December 31, 2020 and 2018, we sold available-for-sale securities totaling $41.7 million and $12.0 million, respectively. Gross realized gains and losses on those sales were not significant. During the year ended December 31, 2019, we did not sell any of our available-for-sale securities. The cost of securities sold is based on the specific identification method.

We report our accrued interest receivable, which totaled $5.1 million and $6.5 million at December 31, 2020 and December 31, 2019, respectively, in other current assets on our Consolidated Balance Sheets.
    Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	December 31, 2020				December 31, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$686,543	$1,035	$(109)	$687,469	$1,132,182
Corporate commercial paper	2	313,520	44	(67)	313,497	375,473
Obligations of U.S. government agencies	2	2,380	2	—	2,382	—
Available-for-sale investments		1,002,443	1,081	(176)	1,003,348	1,507,655
Money market funds	1				179,302	83,546
Certificate of deposit	N/A				9,623	6,951
Cash	N/A				6,285	5,829
Total cash and investments in marketable securities					$1,198,558	$1,603,981
_______________________________________________________________
Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or has been derived from observable market data. For the years ended December 31, 2020 and 2019, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
    At December 31, 2019, our gross unrealized gains and losses totaled $2.1 million and $0.3 million, respectively.
At December 31, 2020 and 2019, we had letter of credit arrangements in favor of our landlords and certain vendors totaling $8.1 million and $6.8 million, respectively. These letters of credit are secured by investments of similar amounts.
Note 3 — Inventory
    Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$2,422	$1,673
Work-in-process	10,703	8,267
Finished goods	2,167	2,725
Total inventory	$15,292	$12,665

Note 4 — Property, Plant and Equipment
    Property, plant and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Building and leasehold improvements	$92,977	$93,097
Laboratory equipment	40,121	36,623
Computer equipment and software	28,684	26,910
Manufacturing equipment	21,796	22,030
Furniture, fixtures, and other	9,872	9,662
Depreciable property, plant and equipment at cost	193,450	188,322
Less: accumulated depreciation	(138,488)	(127,875)
Depreciable property, plant and equipment, net	54,962	60,447
Construction-in-progress	4,700	5,218
Property, plant and equipment, net	$59,662	$65,665
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
    Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 2020, 2019, and 2018 was $12.5 million, $11.0 million, and $8.8 million, respectively.
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

Note 6 — Leases
Operating Leases
    Our leases consist of a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) for our 153,203 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard, San Francisco, California (the Mission Bay Facility) and a Lease Agreement (the Third Street Lease) with Kilroy Realty Finance Partnership, L.P. (Kilroy) for an additional 135,936 square foot facility to support our R&D operations at 360 Third Street, San Francisco, California (the Third Street Facility). The following table presents key information regarding these leases (dollars in thousands):

	Mission Bay Facility	Third Street Facility
Lease commencement	September 2017	June 2018
Lease term	January 2030	January 2030
Space delivered during the year ended December 31, 2019
Square footage	13,907	67,105
Right-of-use asset and lease liability recognized	$6,698	$50,993
Space delivered during the year ended December 31, 2020
Square footage	4,940	—
Right-of-use asset and lease liability recognized	$2,133	$—
Renewal terms	Two consecutive five-year terms	One five-year term
•The monthly base rent for both facilities will escalate over the term of the lease at various intervals.
•Both leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.
•During the term of the Mission Bay Lease, we are responsible for paying our share of operating expenses specified in the lease, including utilities, common area maintenance, insurance costs and taxes.
•For the Third Street Lease, our fixed annual base rent on an industrial gross lease basis includes certain expenses and property taxes paid directly by the landlord. We have a one-time right of first offer with respect to certain additional rental space at the Third Street Facility.
We recognize rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which we include in operating expenses in our Consolidated Statements of Operations, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating lease cost	$18,985	$14,697	$7,972
Variable lease cost	8,179	6,408	4,497
Total lease costs	$27,164	$21,105	$12,469
    During the year ended December 31, 2020 and 2019, we recorded operating lease expense of $19.0 million and $14.7 million, respectively, and paid $16.2 million and $8.4 million, respectively, of operating lease payments related to our lease liabilities, which we include in net cash provided by (used in) operating activities in our Consolidated Statements of Cash Flows.

As of December 31, 2020, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,
2021	$17,938
2022	20,141
2023	20,780
2024	21,439
2025	22,117
2026 and thereafter	97,764
Total lease payments	200,179
Less: portion representing interest	(46,380)
Less: lease incentives	(3,511)
Operating lease liabilities	150,288
Less: current portion	(13,915)
Operating lease liabilities, less current portion	$136,373
    As of December 31, 2020, the weighted-average remaining lease term is 9.1 years and the weighted-average discount rate used to determine the operating lease liability was 5.9%.
Note 7 — Liabilities Related to the Sales of Future Royalties
    On February 24, 2012, we entered into a purchase and sale agreement (the 2012 Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the 2012 Transaction Royalties) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the 2012 Transaction Royalties. As part of this sale, we incurred approximately $4.4 million in transaction costs, which we will amortize to interest expense over the estimated life of the 2012 Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (the 2012 Royalty Obligation) that is amortized using the interest method over the estimated life of the 2012 Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI.
On December 16, 2020, we entered into a purchase and sale agreement (the 2020 Purchase and Sale Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Pursuant to the 2020 Purchase and Sale Agreement, we agreed to sell to HCR certain of our rights to receive royalty payments (the 2020 Transaction Royalties) arising from the worldwide net sales, from and after October 1, 2020 until such time certain return thresholds are met as described below, of (a) MOVANTIK® under that certain License Agreement, dated September 20, 2009, by and between Nektar and AstraZeneca AB, as amended, (b) ADYNOVATE® under that certain Exclusive Research, Development, License and Manufacturing and Supply Agreement, dated September 26, 2005, by and among Nektar, Baxalta US Inc. and Baxalta GmbH, as amended, (c) REBINYN® under that certain Settlement and License Agreement, dated December 21, 2016, by and among Nektar, Novo Nordisk Inc., Novo Nordisk A/S and Novo Nordisk A/G and (d) licensed products under that certain Right to Sublicense Agreement, dated October 27, 2017, by and among Nektar, Baxter Incorporated, Baxalta US Inc. and Baxalta GmbH.
The 2020 Purchase and Sale Agreement will automatically expire, and the payment of the 2020 Transaction Royalties to HCR will cease, when HCR has received payments of the 2020 Transaction Royalties equal to $210.0 million (the 2025 Threshold), if the 2025 Threshold is achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold is not achieved on or prior to December 31, 2025 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made). If HCR has received payments of the 2020 Transaction Royalties equal to at least $208.0 million on or prior to December 31, 2025, we have the option to pay the difference between the 2025 Threshold and such 2020 Transaction Royalties, and the 2025 Threshold will be met and the 2020 Purchase and Sale Agreement will expire. After the 2020 Purchase and Sale Agreement expires, all rights to receive the 2020 Transaction Royalties return to Nektar.
On December 30, 2020, we received aggregate cash proceeds of $150.0 million for the 2020 Transaction Royalties. As part of the sale, we incurred approximately $3.8 million in transaction costs, which will be amortized to interest expense over the estimated life of the 2020 Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from these products, as a result of the limits on the 2020 Transaction Royalties to be received by HCR and our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these non-cash royalties as revenue, commencing with royalties for the three months ended December 31, 2020, to be received by HCR in the first quarter of 2021. We recorded the $150.0 million in proceeds from this transaction as a liability (the 2020 Royalty Obligation) that will be amortized using the effective interest method over the estimated life of the 2020 Purchase and Sale Agreement. We did not recognize any non-cash interest expense from closing on December 30, 2020 to December 31, 2020 as any imputed interest was immaterial.
The following table shows the activity within the liability account during the year ended December 31, 2020 and for the period from the inception of the 2012 Purchase and Sale Agreement on February 24, 2012 (inception) and the 2020 Purchase and Sale Agreement on December 30, 2020 to December 31, 2020 (in thousands):

	Year-Ended December 31, 2020			Period from inception to December 31, 2020
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liability related to the sale of future royalties—beginning balance	$73,551	$—	$73,551	$—	$—	$—
Royalty monetization proceeds	—	150,000	150,000	124,000	150,000	274,000
Non-cash royalty revenue	(37,938)	(10,625)	(48,563)	(245,080)	(10,625)	(255,705)
Non-cash interest expense	30,267	—	30,267	196,960	—	196,960
Payments to RPI	—	—	—	(10,000)	—	(10,000)
Liability related to the sale of future royalties – ending balance	65,880	139,375	205,255	65,880	139,375	205,255
Less: unamortized transaction costs	(1,165)	(3,750)	(4,915)	(1,165)	(3,750)	(4,915)
Liability related to the sale of future royalties, net	$64,715	$135,625	$200,340	$64,715	$135,625	$200,340
    Pursuant to the 2012 Purchase and Sale Agreement, in March 2014 and March 2013, we were required to pay RPI $7.0 million and $3.0 million, respectively, as a result of worldwide net sales of MIRCERA® for the 12 month periods ended December 31, 2013 and 2012 not reaching certain minimum thresholds. The 2012 Purchase and Sale Agreement does not include any other potential payments related to minimum net sales thresholds and, therefore, we do not expect to make any further payments to RPI related to this agreement.
    As royalties are remitted to RPI and HCR by our licensees, the balances of the respective Royalty Obligations will be effectively repaid over the lives of the agreements. To determine the amortization of the Royalty Obligations, we are required to estimate the total amount of future royalty payments to be received by RPI and HCR, respectively. The sum of these amounts less the net proceeds we received will be recorded as non-cash interest expense over the lives of the respective Royalty Obligations. We periodically assess the estimated royalty payments to RPI and HCR from our licensees and to the extent the amount or timing of such payments is materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the appropriate Royalty Obligation.
    There are a number of factors that could materially affect the amount and timing of royalty payments from our licensees, most of which are not within our control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI or HCR are made in U.S. dollars (USD) while significant portions of the underlying sales of the products of our licensees are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from our licensees, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the respective Royalty Obligation. Conversely, for the 2012 Purchase and Sale Agreement, if sales of these products are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by us would be greater over the term of the 2012 Royalty Obligation.

The following table presents our estimates of the annual interest rates over the lives of the agreements and the resulting prospective interest rates used to recognize non-cash interest expense for the years ended December 31, 2020, 2019 and 2018.

	2012 Purchase and Sale Agreement			2020 Purchase and Sale Agreement
	Year-Ended December 31,			Year-Ended December 31,
	2020	2019	2018	2020
Interest rates - end of period presented
Implicit interest rate over the life of the agreement	20.2%	19.5%	18.7%	16.0%
Prospective effective interest rate	48.0%	38.0%	29.0%	16.0%
    In addition, the 2012 and 2020 Purchase and Sale Agreements grant RPI and HCR, respectively, the right to receive certain reports and other information relating to the 2012 and 2020 Transaction Royalties, respectively, and contains other representations and warranties, covenants and indemnification obligations that are customary for transactions of this nature. To our knowledge, we are currently in compliance with these provisions of the 2012 and 2020 Purchase and Sale Agreements; however, if we were to breach our obligations, we could be required to pay damages to RPI and HCR, respectively, that are not limited to the purchase prices we received in the sale transactions. However, the time limitation we have to indemnify RPI with respect to any breach of these intellectual property-based representations and warranties has passed.
Note 8 — Commitments and Contingencies
Purchase Commitments
    In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2020, these commitments were approximately $8.0 million, all of which we expect to pay in 2021.
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
On October 30, 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (U.S. District Court in California), which complaint was subsequently amended on May 15, 2019. Also, on February 13, 2019, and February 18, 2019, shareholder derivative complaints were filed in the U.S. District Court for the District of Delaware naming the CEO, CFO and certain members of our board of directors. These class action and shareholder derivative actions assert, among other things, that for a period beginning at least from November 11, 2017 through October 2, 2018, our stock was inflated due to alleged misrepresentations about the efficacy and safety of bempegaldesleukin. On December 30, 2020, the U.S. District Court in California granted Nektar’s motion to dismiss all claims in this securities class action filing, and denied plaintiffs with the ability to file a further amended complaint. Following the motion to dismiss, on January 29, 2021, the class action plaintiffs filed a Notice to Appeal to appeal the district court’s decision to the U.S. Court of Appeals for the Ninth Circuit.
In addition, on August 19, 2019, we and certain of our executives were named in a putative securities class action complaint filed in U.S. District Court in California, which complaint was subsequently amended on January 24, 2020. Also, on February 11, 2020, and on February 20, 2020, shareholder derivative complaints were filed in U.S. District Court in California naming the CEO, CFO and certain members of our board of directors, which derivative complaints were consolidated and subsequently amended on July 1, 2020. The class action and shareholder derivative complaints assert, among other things, that for a period between February 15, 2019 and August 8, 2019, inclusive, our stock was inflated due to an alleged failure to disclose a reduction in the planned number of bempegaldesleukin clinical trials and a bempegaldesleukin manufacturing issue. On January 26, 2021, the U.S. District Court in California granted Nektar’s motion to dismiss all claims in this securities class action filing, stating (among other things) that “Defendants’ open disclosure of risks associated with trial delay … suggests that they acted openly with investors.” Following the motion, the class action plaintiffs have an opportunity to file in early March a further amended complaint and the case remains pending.
On February 9, 2021, certain of our current and past directors and executives were named in a shareholder derivative complaint filed in the Court of Chancery of the State of Delaware. Allegations in this matter are similar to those raised in the putative securities class action complaints filed on October 30, 2018 and August 19, 2019 in the U.S. District Court in California.
All of the securities class action lawsuits and derivative complaints are in the early stages. Accordingly, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at either December 31, 2020 or December 31, 2019.
Foreign Operations
    We operate in a number of foreign countries. As a result, we are subject to numerous local laws and regulations that can result in claims made by foreign government agencies or other third parties that are often difficult to predict even after the application of good faith compliance efforts.
Indemnification Obligations
    During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations on our Consolidated Balance Sheets as of December 31, 2020 or December 31, 2019.
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
From time to time, we enter into other strategic agreements such as divestitures and financing transactions pursuant to which we are required to make representations and warranties and undertake to perform or comply with certain covenants, including our obligations to RPI and HCR described in Note 7. In the event it is determined that we breached certain of the representations and warranties or covenants made by us in any such agreements or certain express indemnification provisions are applicable, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.
To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations, representations or warranties. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Consolidated Balance Sheets at either December 31, 2020 or December 31, 2019.
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

Director and Officer Indemnifications
    As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than retention of up to $10.0 million per incident for merger and acquisition related claims, $10.0 million per incident for securities related claims and $10.0 million per incident for non-securities related claims per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Note 9 — Stockholders’ Equity
Common Stock
    As discussed in Note 10, on April 3, 2018, we completed the issuance and sale of 8,284,600 shares of our common stock under a Share Purchase Agreement with BMS. These shares are unregistered and subject to certain lock-up and stand-still provisions for a five-year period.
Equity Compensation Plans
    At December 31, 2020, we had approximately 29,784,000 reserved shares of common stock, all of which are reserved for issuance under our equity compensation plans, of which approximately 20,894,000 shares may be issued upon the exercise of outstanding options or the vesting of restricted stock units (RSUs) or performance stock units, approximately 7,569,000 shares are available for grant under our 2017 Performance Incentive Plan and approximately 1,321,000 shares are available for grant under our Employee Stock Purchase Plan.
2017 Performance Incentive Plan
    Our 2017 Performance Incentive Plan (2017 Plan) was adopted by our board of directors (Board of Directors) on March 28, 2017 and was approved by our stockholders on June 14, 2017. On the date of approval, any shares of our common stock that were available for issuance under our 2012 Performance Incentive Plan (2012 Plan) ceased to be available for future grants. However, options and restricted stock units granted under the 2012 Plan remained outstanding.
    Subject to the terms of the 2017 Plan, 8,300,000 shares of our common stock, reduced by the number of shares of common stock subject to awards granted under the 2012 Plan on or after March 31, 2017 and prior to the adoption of the 2017 Plan, were initially available for awards under the 2017 Plan. On June 26, 2018, our stockholders approved an amendment to the 2017 Plan whereby 10,900,000 additional shares were made available for award grants under the 2017 Plan (Amended Plan). On June 17, 2020, the stockholders of Nektar approved an amendment to the Amended Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 10,000,000 shares (Amended and Restated 2017 Plan). Shares issued in respect of any “full-value award” granted under the 2017 Plan will be counted against the share limit described above as 1.5 shares for every one share actually issued in connection with the award. Shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2017 Plan or the 2012 Plan will again be available for subsequent awards under the 2017 Plan (with any such shares subject to full-value awards increasing the 2017 Plan’s share limit based on the full-value award ratio described above). Notwithstanding the foregoing, shares that are exchanged by a participant or withheld by us to pay the exercise price of an option granted under the 2017 Plan, as well as any shares exchanged or withheld to satisfy the tax withholding obligations related to any award, will not be available for subsequent awards under the 2017 Plan.
    The purpose of the current Amended and Restated 2017 Plan and our other incentive plans is to promote our success by providing an additional means for us to attract, motivate, retain and reward directors, officers, employees, and other eligible persons through the grant of awards. Equity-based awards are also intended to further align the interests of award recipients and our stockholders. The Amended and Restated 2017 Plan authorizes stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock or similar rights to purchase or acquire shares, and other forms of awards granted or denominated in our common stock or units of our common stock, as well as cash bonus awards. Members of the Board of Directors, officers or employees, certain consultants and advisors and our subsidiaries are eligible to receive awards under the Amended and Restated 2017 Plan. Pursuant to the Amended and Restated 2017 Plan, we have granted or issued non-qualified stock options, RSUs and PSUs to employees, officers, and non-employee directors. The requisite service period for stock options granted to our employees under the Amended and Restated 2017 Plan as well as our prior plans is generally four years; the requisite service period for stock options granted to our directors is generally one year. The requisite service period for RSUs and PSUs granted under the Amended and Restated 2017 Plan and our prior plans is generally three years for employees and one year for directors.
    The Amended and Restated 2017 Plan will terminate on March 27, 2027, unless earlier terminated by the Board of Directors. The maximum term of a stock option or stock appreciation right under the Amended and Restated 2017 Plan and our prior plans is eight years from the date of grant. The per share exercise price of an option generally may not be less than the fair market value of a share of our common stock on the NASDAQ Stock Market on the date of grant.
Employee Stock Purchase Plan
    In February 1994, our Board of Directors adopted the Employee Stock Purchase Plan (ESPP) pursuant to section 423(b) of the Internal Revenue Code of 1986. Under the ESPP, 2,500,000 shares of our common stock were originally authorized for issuance. On June 17, 2020, the stockholders of Nektar approved an amendment and restatement of the Amended and Restated Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 1,000,000 shares. The terms of the ESPP provide eligible employees with the opportunity to acquire an ownership interest in Nektar through participation in a program of periodic payroll deductions for the purchase of our common stock. Employees may elect to enroll or re-enroll in the ESPP on a semi-annual basis. Stock is purchased at 85% of the lower of the closing price on the first day of the enrollment period or the last day of the enrollment period.
401(k) Retirement Plan
    We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $6,000 per participant. For the years ended December 31, 2020, 2019, and 2018, we recognized $3.5 million, $3.5 million, and $2.8 million, respectively, of compensation expense in connection with our 401(k) retirement plan.
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
    In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2020	2019	2018
Bristol-Myers Squibb	Bempegaldesleukin	$50,000	$—	$1,059,768
Eli Lilly and Company	NKTR-358	1,259	7,019	11,634
Amgen, Inc.	Neulasta®	4,167	5,000	5,000
Baxalta Incorporated / Takeda	Hemophilia, including ADYNOVATE® and ADYNOVI®	346	378	20,328
Other		77	4,578	535
License, collaboration and other revenue		$55,849	$16,975	$1,097,265
    For the years ended December 31, 2020, 2019 and 2018, we recognized $129.6 million, $77.5 million and $95.3 million of revenue for performance obligations that we had satisfied in prior periods, respectively. For all years, the amount includes all of our royalty revenue and non-cash royalty revenue. For the year ended December 31, 2020, the amount includes $50.0 million in BMS Collaboration milestones received.
    The following table presents the changes in our deferred revenue balance from our collaboration agreements during the year ended December 31, 2020 (in thousands):

For the year ended December 31, 2020
Deferred revenue—December 31, 2019	$8,071
Recognition of previously unearned revenue	(5,516)
Deferred revenue—December 31, 2020	$2,555
    Our balance of deferred revenue contains the transaction price from our collaboration agreements allocated to performance obligations which are partially unsatisfied.
    As of December 31, 2020, our collaboration agreements with partners included potential future payments for development milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Eli Lilly and Company described below. In addition, under our collaboration agreements we are entitled to receive other contingent payments, including contingent sales milestones and royalty payments, as described below.
    There have been no material changes to our collaboration agreements for the year ended December 31, 2020, except as described below.
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
    We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. For the years ended December 31, 2020, 2019 and 2018, we recorded $128.2 million and $105.4 million and $62.5 million, respectively, as a reduction of research and development expenses for BMS’ share of our expenses, net of our share of BMS’ expenses. As of December 31, 2020 and 2019, we have recorded an unbilled receivable of $38.7 million and $24.0 million, respectively, from BMS in accounts receivable in our Consolidated Balance Sheet.
    Our share of development costs is limited to an annual cap of $125.0 million. To the extent this annual cap is exceeded, BMS reimburses us for the excess, but we recognize our full share of the research and development expense and recognize the reimbursement as a liability. We repay the liability to the extent that our share of development costs are less than the annual cap in a future year, or by reducing a portion of our share of net profits following the first commercial sale of bempegaldesleukin, if approved. For the year-ended December 31, 2020, our share of the development costs totaled $129.0 million, thereby exceeding the annual cap by $4.0 million. Accordingly, we have recognized $4.0 million for BMS’ reimbursement of the excess over the annual cap in our unbilled billed receivable of $38.7 million, and, due to the repayment provision, we have recognized a liability of $4.0 million in Other long-term liabilities.
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

During the year ended December 31, 2020, we recognized $25.0 million for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial and $25.0 million for the achievement of the first patient, first visit in the registrational adjuvant melanoma trial. We continue to exclude the other milestones from the transaction price as of December 31, 2020 due to the significant uncertainties involved with clinical development and regulatory approval. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Eli Lilly and Company (Lilly): NKTR-358
    On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly), which became effective on August 23, 2017, to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the agreement, we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development milestones, (ii) will co-develop NKTR-358 with Lilly, for which we were responsible for completing Phase 1 clinical development and certain drug product development and supply activities, (iii) will share with Lilly Phase 1B and 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by us, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive a royalty rate up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.
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
Although we are entitled to significant development milestones under this arrangement, through December 31, 2020, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We have therefore determined the transaction price to consist of the upfront payment of $150.0 million received in September 2017. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to our portion of the Phase 1 clinical development and $6.5 million to the drug product development.
We recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognized revenue for our portion of the Phase 1 clinical development and drug product development using an input method, using costs incurred, as this method depicts our progress towards providing Lilly with the results of clinical trials and drug production processes. As of December 31, 2020, we have no deferred revenue related to this agreement.
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
Our remaining unsatisfied performance obligation consists of our ongoing supply of PEGylation materials at a price less than the standalone selling price of these materials. As of December 31, 2020, our deferred revenue related to this agreement is not significant.
Amgen, Inc.: Neulasta®
    In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the 2010 Agreement) and a license agreement with Amgen, Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the 2010 Agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen.
    We determined that our obligation to manufacture and supply PEGylation materials and to maintain the dedicated manufacturing suite solely for the production of such materials for Amgen under the 2010 Agreement represented an obligation to stand ready to manufacture such materials. We concluded that we should recognize revenue based on the passage of time as this method depicts the satisfaction of Amgen’s right to require production of PEGylation materials at any time. We recognized revenue through October 2020, the month when the 2010 Agreement expired according to its terms. Accordingly, as of December 31, 2020, we have no deferred revenue related to our agreement with Amgen.
AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118,
    In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization costs and related decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. As of December 31, 2020, we have received a total of $385.0 million of upfront and contingent milestone payments from this agreement, all of which was received in or before 2015. In addition, we are entitled to significant and escalating double-digit royalty payments and sales milestone payments based on annual worldwide net sales of MOVANTIK®.
    In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. Under our license agreement with AstraZeneca, we and AstraZeneca share the upfront payment, market access milestone payments, royalties and sales milestone payments made by Kirin to AstraZeneca with AstraZeneca receiving 60% and Nektar receiving 40%. As of December 31, 2020, we have received a total of $37.6 million of milestone payments resulting from these sublicense arrangements, all of which was received in or before 2017.
    As of December 31, 2020, we do not have deferred revenue related to our agreement with AstraZeneca.
    As part of its approval of MOVANTIK®, the FDA required AstraZeneca to perform a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of OIC in patients with chronic, non-cancer pain. As a result, the royalty rate payable to us from net sales of MOVANTIK® in the U.S. by AstraZeneca can be reduced by up to two percentage points to fund 33% of the external costs incurred by AstraZeneca to fund such post approval study, subject to a

$35.0 million aggregate cap. As a result of the 2020 Purchase and Sale Agreement as described in Note 7, AstraZeneca will deduct these costs from the royalties paid to HCR. Before we entered into the 2020 Purchase and Sale Agreement, our cumulative share of the post-approval study expenses was not significant. Any costs incurred by AstraZeneca can only be recovered by the reduction of the royalty payments. In no case can amounts be recovered by the reduction of a contingent payment due from AstraZeneca to us or through a payment from us to AstraZeneca.
In April 2020, AstraZeneca announced that it had sublicensed its global commercialization rights for MOVANTIK®, excluding Europe, Canada and Israel, to RedHill Biopharma. This sublicense does not change our rights under the agreement with AstraZeneca and our royalty rate, royalty term and future potential sales milestones remain unchanged.
Other
    In addition, as of December 31, 2020, we have other collaboration agreements, including with our collaboration partner UCB Pharma, under which we are entitled to up to a total of $40.0 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of December 31, 2020, we have deferred revenue of approximately $2.0 million related to these other collaboration agreements.
Note 11 — Stock-Based Compensation
    We recognize total stock-based compensation expense in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold	$2,825	$4,294	$4,629
Research and development	57,116	63,224	56,193
General and administrative	33,295	32,277	27,279
Impairment of assets and other costs for terminated program	1,025	—	—
Total stock-based compensation	$94,261	$99,795	$88,101
    The stock-based compensation expense reported in impairment of assets and other costs for terminated program results from executive severance.
As of December 31, 2020, total unrecognized compensation costs of $193.7 million related to unvested stock-based compensation arrangements are expected to be recognized as expense over a weighted-average period of 1.79 years.
    Stock-based compensation expense resulting from PSUs and our ESPP was not significant in the years ended December 31, 2020, 2019, and 2018.
Black-Scholes Assumptions
    The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options, as well as the resulting grant-date fair value:

	Year Ended December 31,
	2020	2019	2018
Average risk-free interest rate	0.4%	1.8%	2.8%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	64.1%	62.2%	61.0%
Weighted-average expected life	5.6 years	5.6 years	5.1 years
Weighted-average grant-date fair value of options granted	$10.70	$12.25	$29.86
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
Summary of Stock Option Activity
    The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2019	14,885	$25.23
Options granted	1,654	19.15
Options exercised	(1,669)	11.69
Options forfeited & canceled	(1,233)	45.70
Outstanding at December 31, 2020	13,637	$24.30	3.96	$23,478

Exercisable at December 31, 2020	9,523	22.99	2.71	$23,468
_______________________________________________________________
(1)Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2020.
    The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 totaled $15.9 million, $30.6 million and $303.4 million, respectively.
Summary of RSU Activity
    A summary of RSU award activity is as follows (in thousands except for per share amounts):

	Units Issued	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	4,935	$30.85
Granted	4,686	19.24
Vested and released	(1,661)	34.83
Forfeited and canceled	(866)	29.66
Balance at December 31, 2020	7,094	$22.46
    The fair value of restricted stock that vested in the years ended December 31, 2020, 2019 and 2018 totaled $33.3 million, $32.4 million and $80.4 million, respectively.
    Note 12 — Income Taxes
    Income (loss) before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(445,370)	$(441,494)	$680,423
Foreign	1,423	1,440	2,302
Income (loss) before provision for income taxes	$(443,947)	$(440,054)	$682,725

Provision for Income Taxes
    The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	165	139	699
Foreign	364	495	620
Total Current	529	634	1,319
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(36)	(21)	93
Total Deferred	(36)	(21)	93
Provision for income taxes	$493	$613	$1,412
    Our income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 to pretax income (loss) as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax expense (benefit) at federal statutory rate	$(93,229)	$(92,411)	$143,372
Research credits	(3,081)	(10,511)	(17,295)
Premium on equity issuance	—	—	(12,551)
Change in valuation allowance	87,060	104,440	(46,885)
Stock-based compensation	7,929	(672)	(66,716)
Non-cash royalty revenue related to sale of future royalties	(7,967)	(7,624)	(6,995)
Non-cash interest expense on liability related to sale of future royalties	6,356	5,259	4,451
Other	3,425	2,132	4,031
Provision for income taxes	$493	$613	$1,412

Deferred Tax Assets and Liabilities
    Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We measure deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$456,284	$399,361
Research and other credits	132,994	128,015
Operating lease liabilities	35,672	36,907
Liability related to the sale of future royalties	32,737	—
Stock-based compensation	32,517	30,875
Other	11,688	13,568
Deferred tax assets before valuation allowance	701,892	608,726
Valuation allowance for deferred tax assets	(670,103)	(575,087)
Total deferred tax assets	31,789	33,639
Deferred tax liabilities:
Operating lease right-of-use assets	(29,707)	(31,718)
Other	(1,856)	(1,725)
Total deferred tax liabilities	(31,563)	(33,443)
Net deferred tax assets	$226	$196
    Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, other than income resulting from revenue recognized from the BMS Collaboration Agreement, and projected future losses, we have fully reserved our net U.S. deferred tax assets with a valuation allowance. The valuation allowance increased by $95.0 million and $114.6 million during the years ended December 31, 2020 and 2019, respectively, primarily due to the additional domestic net operating losses and credits generated in the current year that are not more likely than not of being utilized.
    Net Operating Loss and Tax Credit Carryforwards
    As of December 31, 2020, we had a net operating loss carryforward for federal income tax purposes of approximately $2.0 billion, portions of which will begin to expire in 2021. As of December 31, 2020, we had a total state net operating loss carryforward of approximately $1.3 billion, portions of which will begin to expire in 2026. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.
    We have federal research credits of approximately $98.9 million, which will begin to expire in 2023 and state research credits of approximately $44.0 million which have no expiration date. We have federal orphan drug credits of $17.7 million which will begin to expire in 2026. These tax credits are subject to the same limitations discussed above.

Unrecognized tax benefits
    We have the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$77,410	$27,419	$20,483
Tax positions related to current year:
Additions	2,512	49,858	5,664
Reductions	—	—	—
Tax positions related to prior years:
Additions	193	277	1,272
Reductions	(1,450)	(144)	—
Settlements	—	—	—
Lapses in statute of limitations	—	—	—
Ending balance	$78,665	$77,410	$27,419
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
    We file income tax returns in the U.S., California, Alabama, certain other states and India. Because of net operating losses and research credit carryovers, substantially all of our domestic tax years remain open and subject to examination. We may be subject to examination in India from time to time, but we do not believe that any resulting liability resulting from such an examination would have a material effect on our financial position or results of operations.
Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, no significant interest or penalties were recognized relating to unrecognized tax benefits. Although it is reasonably possible that certain unrecognized tax benefits could change in the future, we do not anticipate any changes over the next twelve months.
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
    Our revenue is derived primarily from customers in the pharmaceutical and biotechnology industries. Revenue from BMS, UCB Pharma, Baxalta / Takeda, and AstraZeneca represented 33%, 23%, 14% and 13% of our revenue, respectively, for the year ended December 31, 2020. Revenue from UCB Pharma, Baxalta / Takeda, and AstraZeneca represented 28%, 19%, and 17% of our revenue for the year-ended December 31, 2019. Revenue from BMS represented 89% of our revenue, for the year ended December 31, 2018.
    Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$64,966	$27,093	$1,090,794
Rest of World	87,949	87,524	102,529
Total revenue	$152,915	$114,617	$1,193,323
    At December 31, 2020, $54.5 million, or approximately 91%, of the net book value of our property, plant and equipment was located in the United States and $5.1 million, or approximately 9%, was located in India. At December 31,

2019, $59.7 million, or approximately 92%, of the net book value of our property, plant and equipment was located in the United States and $5.3 million, or approximately 8%, was located in India.
Note 14 — Subsequent Event
    On February 12, 2021, we entered into a co-development agreement (the Agreement) with SFJ Pharmaceuticals XII, L.P., an SFJ Pharmaceuticals Group company (SFJ), pursuant to which SFJ will pay up to $150.0 million in committed funding to support a Phase 2/3 study of bempegaldesleukin in combination with Keytruda® for first-line treatment of patients with metastatic or unresectable recurrent squamous cell carcinoma of the head and neck (the SCCHN Clinical Trial) whose tumors express PD-L1 (the SCCHN Indication). SFJ Pharmaceuticals is a global drug development company backed by Blackstone Life Sciences and Abingworth.
SFJ will have primary responsibility for the clinical trial management of the SCCHN Clinical Trial, and we will be the sponsor of the SCCHN Clinical Trial and will also have sole responsibility for regulatory interactions and approval activities for bempegaldesleukin. We and BMS, pursuant to the BMS Collaboration Agreement, remain solely responsible for conducting the Phase 3 clinical trials of bempegaldesleukin in combination with Opdivo®, including the treatment of previously untreated unresectable or metastatic melanoma (the “Melanoma Indication” and the “Melanoma Clinical Trial”).
Other than the opportunity to receive Success Payments as outlined below, SFJ has no right to reimbursement of costs incurred by SFJ for the SCCHN Clinical Trial in the event that the Melanoma Clinical Trial and/or the SCCHN Clinical Trial do not meet their primary endpoints. We will pay SFJ a series of success-based annual payments (collectively, the Success Payments) in the event of FDA approval of bempegaldesleukin for the Melanoma Indication, the SCCHN Indication, or both, and in the event of FDA approval of one additional bempegaldesleukin indication. The Success Payments do not begin until the completion of certain SCCHN Clinical Trial activities. The total success-based annual payments for the first indication approved by FDA, whether for the Melanoma Indication or the SCCHN Indication, is an aggregate of $450.0 million, paid in annual installments over five years. The total success-based payments for the second indication approved by FDA, whether for the Melanoma Indication or the SCCHN Indication, is an aggregate of $150.0 million, paid in annual installments over seven years. Finally, in the event of FDA approval for bempegaldesleukin for any indication other than the Melanoma Indication or the SCCHN Indication, we will make a one-time payment of $37.5 million to SFJ.
The Agreement provides for certain positive and negative covenants, including restrictions on our ability to incur liens on our intellectual property related to bempegaldesleukin (the bempegaldesleukin IP), or assign or convey any right to receive income with respect to the bempegaldesleukin IP (other than royalty and other license fee obligations to licensors), except for the issuance of senior secured debt secured by all or substantially all of our assets, including the bempegaldesleukin IP.
The Agreement expires upon the payment of all Success Payments to SFJ, unless earlier terminated as provided under the Agreement. The Agreement may be terminated by either party for a safety or health concern for the patients, whether by the independent data monitoring company or by mutual agreement of both parties. The Agreement may also be terminated by either party for material breach or insolvency of the counterparty.

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

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales	$3,444	$5,485	$5,691	$2,884	$4,398	$4,346	$5,558	$5,815
Total revenue	$50,573	$48,847	$30,033	$23,462	$28,222	$23,315	$29,218	$33,862
Cost of goods sold	$3,811	$5,773	$5,570	$4,323	$5,440	$5,018	$4,927	$5,989
Research and development expenses	$108,987	$96,436	$100,531	$102,724	$118,463	$106,686	$99,048	$110,369
Operating loss	$(133,631)	$(77,709)	$(103,050)	$(110,721)	$(120,687)	$(110,970)	$(98,740)	$(109,638)
Net loss	$(138,651)	$(80,000)	$(108,586)	$(117,203)	$(119,632)	$(110,286)	$(98,585)	$(112,164)
Net loss per share(1)
Basic	$(0.78)	$(0.45)	$(0.61)	$(0.65)	$(0.69)	$(0.63)	$(0.56)	$(0.64)
Diluted	$(0.78)	$(0.45)	$(0.61)	$(0.65)	$(0.69)	$(0.63)	$(0.56)	$(0.64)
_______________________________________________________________
(1)Quarterly income (loss) per share amounts may not total to the year-to-date income (loss) per share due to rounding.

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
    Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
    Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
    The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
    We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2020, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related shelter-in-place requirements, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
Inherent Limitations on the Effectiveness of Controls
    Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
    None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
    Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
(a)The following documents are filed as part of this report:
(1)Consolidated Financial Statements:
    The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”
(2)Financial Statement Schedules:
    All financial statement schedules have been omitted because they are not applicable, or the information required is presented in our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.
(3)Exhibits.
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

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

4.4(29)	Description of Securities.

Exhibit Number	Description of Documents
10.1(8)	2000 Equity Incentive Plan, as amended and restated.++

10.2(8)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

10.3(8)	2008 Equity Incentive Plan, as amended and restated.++

10.4(8)	Discretionary Incentive Compensation Policy++

10.5(8)	Amended and Restated Change of Control Severance Benefit Plan.++

10.6(9)	2012 Performance Incentive Plan.++

10.7(10)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

10.8(11)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan.++

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

10.24(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.25(17)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.26(21)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.27(22)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

10.28(18)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.

10.29(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.30(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.31(23)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.32(24)	Amendment No. 1 to License Agreement dated effective as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.33(25)	Investor Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.34(25)	Strategic Collaboration Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.35(29)	Co-Development Agreement, dated as of February 12, 2021, by and between SFJ Pharmaceuticals XII, L.P. and Nektar Therapeutics.+

10.36(28)	Amendment No. 1 to Strategic Collaboration Agreement dated as of January 9, 2020, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.37(26)	Share Purchase Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.

Exhibit Number	Description of Documents
10.38(27)	Office Lease, effective as of May 31, 2018, by and between Kilroy Realty Finance Partnership, L.P., and Nektar Therapeutics.

10.39(29)	Purchase and Sale Agreement, dated December 16, 2020, by and between entities managed by Healthcare Royalty Management, LLC and Nektar Therapeutics.+

21.1(29)	Subsidiaries of Nektar Therapeutics.

23.1(29)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(29)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(29)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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
(1)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2008.
(2)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(3)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(4)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on January 23, 2003.
(5)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2009.
(6)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 21, 2020.
(7)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on October 6, 2015.
(8)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2011.
(9)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 17, 2015.

(10)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on December 17, 2015.
(11)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 10-Q, filed on August 7, 2020.
(12)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2018.
(13)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on June 27, 2014.
(14)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2012.
(15)Incorporated by reference to the indicated exhibit in Nektar Therapeutics Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(16)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(17)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2010.
(18)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
(19)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(20)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(21)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(22)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(23)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(24)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(25)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
(26)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K filed on February 14, 2018.
(27)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
(28)Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report for the year ended December 31, 2019.
(29)Filed herewith.
Item 16.    Form 10-K Summary
    None.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on February 25, 2021.

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
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD W. ROBIN	Chief Executive Officer, President and Director	February 25, 2021
Howard W. Robin	(Principal Executive Officer)

/s/ GIL M. LABRUCHERIE	Senior Vice President, Chief Operating Officer, and Chief Financial Officer	February 25, 2021
Gil M. Labrucherie	(Principal Financial Officer)

/s/ JILLIAN B. THOMSEN	Senior Vice President, Finance and Chief Accounting Officer	February 25, 2021
Jillian B. Thomsen	(Principal Accounting Officer)

/s/ ROBERT B. CHESS	Director, Chairman of the Board of Directors	February 25, 2021
Robert B. Chess

/s/ JEFFREY R. AJER	Director	February 25, 2021
Jeffrey R. Ajer

/s/ MYRIAM J. CURET	Director	February 25, 2021
Myriam J. Curet

/s/ KARIN EASTHAM	Director	February 25, 2021
Karin Eastham

/s/ R. SCOTT GREER	Director	February 25, 2021
R. Scott Greer

/s/ ROY A. WHITFIELD	Director	February 25, 2021
Roy A. Whitfield