Form 10-Q
period 2021-06-30
NEKTAR THERAPEUTICS
filed 2021-08-06
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 183,801,441 on July 30, 2021.

NEKTAR THERAPEUTICS

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation, or success of our collaboration arrangements, timing of commercial launches and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation, any statements concerning estimates and predictions of the COVID-19 pandemic's impact on our business and clinical trials and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.
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
•Risks Related to our Collaboration Partners:
◦we are highly dependent on our collaboration partners to initiate, properly conduct and prioritize clinical trials for bempegaldesleukin and NKTR-358, our lead drug candidates, and to perform important additional development and commercialization activities, and our business will be significantly harmed if their actions deprioritize or otherwise harm the prospects of our drug candidates; and
◦the operations of our collaboration partners have been affected by the COVID-19 pandemic in the past, and it is possible that the COVID-19 pandemic will affect the operations of our collaboration partners in the future, which would cause delays in initiating or completing one or more clinical trials involving our drug candidates.
•Risks Related to our Financial Condition and Capital Requirements:
◦we have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan;
◦if the market size for a new drug that receives approval is significantly smaller than we anticipate, it could negatively impact our revenue, results of operations and financial condition;
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
•Risks Related to the COVID-19 Pandemic: Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic. While the COVID-19 pandemic has not had a material adverse effect on our current operations, the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta variant, and resurgences in number and rates of infections, could have a material negative impact on our business and our clinical trial timelines.
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
◦we or our partners may not obtain regulatory approval for our drug candidates on a timely basis, or at all; and
◦patents may not issue from our patent applications for our drug candidates, patents that have issued may not be enforceable, or additional intellectual property licenses from third parties may be required, which may not be available to us on commercially reasonable terms.
In addition to the above-mentioned risks, our business is subject to a number of additional risks faced by businesses generally.

PART I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$152,345	$198,955
Short-term investments	847,720	862,941
Accounts receivable	28,871	38,889
Inventory	14,616	15,292
Other current assets	12,596	21,928
Total current assets	1,056,148	1,138,005
Long-term investments	57,397	136,662
Property, plant and equipment, net	58,599	59,662
Operating lease right-of-use assets	122,362	126,476
Goodwill	76,501	76,501
Other assets	344	1,461
Total assets	$1,371,351	$1,538,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	19,701	22,139
Accrued compensation	28,665	14,532
Accrued clinical trial expenses	41,085	44,207
Accrued contract manufacturing expenses	8,392	11,310
Other accrued expenses	16,404	9,676
Operating lease liabilities, current portion	16,776	13,915
Total current liabilities	131,023	115,779
Operating lease liabilities, less current portion	131,658	136,373
Development derivative liability	11,607	—
Liabilities related to the sales of future royalties, net	188,072	200,340
Other long-term liabilities	4,016	8,980
Total liabilities	466,376	461,472
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at June 30, 2021 or December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 183,773 shares and 180,091 shares outstanding at June 30, 2021 and December 31, 2020, respectively	18	18
Capital in excess of par value	3,466,001	3,388,730
Accumulated other comprehensive loss	(3,400)	(2,295)
Accumulated deficit	(2,557,644)	(2,309,158)
Total stockholders’ equity	904,975	1,077,295
Total liabilities and stockholders’ equity	$1,371,351	$1,538,767
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Product sales	$7,846	$5,485	$12,641	$8,929
Royalty revenue	—	9,403	—	19,122
Non-cash royalty revenue related to sale of future royalties	20,456	7,684	39,254	17,579
License, collaboration and other revenue	28	26,275	82	53,790
Total revenue	28,330	48,847	51,977	99,420
Operating costs and expenses:
Cost of goods sold	7,667	5,773	13,423	9,584
Research and development	101,313	96,436	196,917	205,423
General and administrative	29,555	24,347	61,234	50,564
Impairment of assets and other costs for terminated program	—	—	—	45,189
Total operating costs and expenses	138,535	126,556	271,574	310,760
Loss from operations	(110,205)	(77,709)	(219,597)	(211,340)
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(13,089)	(6,691)	(26,385)	(13,659)
Change in fair value of development derivative liability	(2,713)	—	(4,312)	—
Interest income and other income (expense), net	845	5,191	2,257	13,543
Interest expense	—	(647)	—	(6,851)
Total non-operating income (expense), net	(14,957)	(2,147)	(28,440)	(6,967)
Loss before provision for income taxes	(125,162)	(79,856)	(248,037)	(218,307)
Provision for income taxes	357	144	449	344
Net loss	$(125,519)	$(80,000)	$(248,486)	$(218,651)

Basic and diluted net loss per share	$(0.69)	$(0.45)	$(1.37)	$(1.23)
Weighted average shares outstanding used in computing basic and diluted net loss per share	182,698	178,327	182,038	177,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(125,519)	$(80,000)	$(248,486)	$(218,651)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(64)	7,688	(830)	2,567
Net foreign currency translation gain (loss)	(215)	(96)	(275)	(847)
Other comprehensive income (loss)	(279)	7,592	(1,105)	1,720
Comprehensive loss	$(125,798)	$(72,408)	$(249,591)	$(216,931)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	176,505	$17	$3,271,097	$(1,005)	$(1,864,718)	$1,405,391
Shares issued under equity compensation plans	1,358	—	11,347	—	—	11,347
Stock-based compensation	—	—	24,211	—	—	24,211
Comprehensive loss	—	—	—	(5,872)	(138,651)	(144,523)
Balance at March 31, 2020	177,863	17	3,306,655	(6,877)	(2,003,369)	1,296,426
Shares issued under equity compensation plans	947	1	7,825	—	—	7,826
Stock-based compensation	—	—	24,396	—	—	24,396
Comprehensive income (loss)	—	—	—	7,592	(80,000)	(72,408)
Balance at June 30, 2020	178,810	$18	$3,338,876	$715	$(2,083,369)	$1,256,240

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	180,091	$18	$3,388,730	$(2,295)	$(2,309,158)	$1,077,295
Shares issued under equity compensation plans	2,199	—	17,106	—	—	17,106
Stock-based compensation	—	—	23,898	—	—	23,898
Comprehensive loss	—	—	—	(826)	(122,967)	(123,793)
Balance at March 31, 2021	182,290	18	3,429,734	(3,121)	(2,432,125)	994,506
Shares issued under equity compensation plans	1,483	—	12,553	—	—	12,553
Stock-based compensation	—	—	23,714	—	—	23,714
Comprehensive income (loss)	—	—	—	(279)	(125,519)	(125,798)
Balance at June 30, 2021	183,773	$18	$3,466,001	$(3,400)	$(2,557,644)	$904,975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(248,486)	$(218,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	(39,254)	(17,579)
Non-cash interest expense on liability related to sale of future royalties	26,385	13,659
Change in fair value of development derivative liability	4,312	—
Non-cash research and development expense	5,795	—
Stock-based compensation	47,612	48,607
Depreciation and amortization	7,090	7,692
Impairment of advance payments to contract manufacturers and equipment for terminated program	—	20,351
Amortization of premiums (discounts), net and other non-cash transactions	4,090	(782)
Changes in operating assets and liabilities:
Accounts receivable	10,018	(10,443)
Inventory	676	81
Operating leases, net	2,260	4,245
Other assets	11,585	(27,214)
Accounts payable	(2,101)	425
Accrued compensation	14,133	12,469
Other accrued expenses	(3,496)	8,952
Deferred revenue	(605)	(3,790)
Net cash used in operating activities	(159,986)	(161,978)
Cash flows from investing activities:
Purchases of investments	(527,887)	(543,631)
Maturities of investments	612,419	860,330
Sales of investments	5,035	41,700
Purchases of property, plant and equipment	(6,157)	(3,594)
Net cash provided by investing activities	83,410	354,805
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	28,523	19,120
Cash receipts from development derivative liability	1,500	—
Repayment of senior notes	—	(250,000)
Net cash provided by (used in) financing activities	30,023	(230,880)
Effect of foreign exchange rates on cash and cash equivalents	(57)	(104)
Net decrease in cash and cash equivalents	(46,610)	(38,157)
Cash and cash equivalents at beginning of period	198,955	96,363
Cash and cash equivalents at end of period	$152,345	$58,206
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$9,742
Operating lease right-of-use asset recognized in exchange for lease liabilities	$1,057	$2,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At June 30, 2021, we had approximately $1.1 billion in cash and investments in marketable securities.
Basis of Presentation and Principles of Consolidation
Our Condensed Consolidated Financial Statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Inheris Biopharma, Inc., Nektar Therapeutics (India) Private Limited (Nektar India), Nektar Therapeutics Europe GmbH, and certain other entities in Europe. We have eliminated all intercompany accounts and transactions in consolidation.
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
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and six months ended June 30, 2021 and 2020.
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
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. As of June 30, 2021, our accounts receivable includes $25.0 million for unbilled net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS) and $3.4 million under customer contracts from our collaboration partners. As of December 31, 2020, our accounts receivable included $38.7 million for unbilled net expense reimbursements from BMS and $0.2 million from customer contracts. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable and recorded no bad debt expense for the three and six months ended June 30, 2021 and 2020. We have not recorded a reserve for credit losses at June 30, 2021 or December 31, 2020.
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
Product Sales
Product sales are primarily derived from manufacturing and supply agreements with our customers. We have assessed our current manufacturing and supply arrangements and have generally determined that they provide the customer an option to purchase our proprietary PEGylation materials. Accordingly, we treat each purchase order as a discrete exercise of the customer’s option (i.e. a separate contract) rather than as a component of the overall arrangement. The pricing for the manufacturing and supply is generally at a fixed price and may be subject to annual producer price index adjustments. We invoice and recognize product sales when title and risk of loss pass to the customer, which generally occurs upon shipment. Customer payments are generally due 30 days from receipt of invoice. We test our products for adherence to technical specifications before shipment; accordingly, we have not experienced any significant returns from our customers.
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

Impairment of Assets and Other Costs for Terminated Program
On January 14, 2020, the joint FDA Anesthetic Drug Products Advisory Committee and Drug Safety and Risk Management Committee did not recommend approval of our New Drug Application (NDA) for NKTR-181. As a result, we withdrew our NDA and decided to make no further investments in this program. As a result, in the three months ended March 31, 2020, we wrote off $19.7 million of advance payments to contract manufacturers for commercial batches of NKTR-181. We also incurred $25.5 million of additional costs, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs. We present these costs in the Impairment of assets and other costs for terminated program line in our Condensed Consolidated Statement of Operations.
Income Taxes
For the three and six months ended June 30, 2021 and 2020, our income tax expense primarily results from taxable income in our Nektar India subsidiary. We have fully reserved our U.S. federal deferred tax assets generated from our net operating losses, as we believe it is not more likely than not that the benefit will be realized.
Shelf Registration
We currently have an effective shelf registration statement on Form S-3 (the 2021 Shelf Registration Statement) on file with the SEC, which expires in March 2024. The 2021 Shelf Registration Statement currently permits the offering, issuance and sale by us of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, all of which may be offered, issued and sold in “at-the-market” sales pursuant to an equity distribution agreement with Cowen and Company, LLC (the Equity Distribution Agreement). No securities have been sold under the 2021 Shelf Registration Statement or the Equity Distribution Agreement.
Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$152,345	$198,955
Short-term investments	847,720	862,941
Long-term investments	57,397	136,662
Total cash and investments in marketable securities	$1,057,462	$1,198,558
We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of June 30, 2021 and December 31, 2020, all of our long-term investments had maturities between one and two years.

Our portfolio of cash and investments in marketable securities includes (in thousands):

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	$403,490	$152	$(91)	$403,551	$687,469
Corporate commercial paper	487,414	51	(35)	487,430	313,497
Obligations of U.S. government agencies	5,880	2	(1)	5,881	2,382
Available-for-sale investments	$896,784	$205	$(127)	$896,862	$1,003,348
Money market funds				138,289	179,302
Certificates of deposit				8,255	9,623
Cash				14,056	6,285
Total cash and investments in marketable securities				$1,057,462	$1,198,558
At December 31, 2020, our gross unrealized gains and losses totaled $1.1 million and $0.2 million, respectively.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$1,996	$2,422
Work-in-process	9,753	10,703
Finished goods	2,867	2,167
Total inventory	$14,616	$15,292
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
Note 4 — Co-Development Agreement with SFJ Pharmaceuticals and Development Derivative Liability
On February 12, 2021, we entered into a co-development agreement (the SFJ Agreement) with SFJ Pharmaceuticals XII, L.P., a SFJ Pharmaceuticals Group company (SFJ), pursuant to which SFJ will pay up to $150.0 million in committed funding to support a Phase 2/3 study of bempegaldesleukin in combination with Keytruda® (pembrolizumab) for first-line treatment of patients with metastatic or unresectable recurrent squamous cell carcinoma of the head and neck (the SCCHN Clinical Trial) whose tumors express PD-L1 (the SCCHN Indication). SFJ Pharmaceuticals is a global drug development company backed by Blackstone Life Sciences and Abingworth. On February 11, 2021, we entered into a collaboration agreement with MSD International GmbH (MSD), an affiliate of Merck, Sharp & Dohme, pursuant to which MSD will provide Keytruda® at no cost for use in the SCCHN Clinical Trial but will not bear any other costs of the trial.
SFJ will have primary responsibility for the clinical trial management of the SCCHN Clinical Trial, and we will be the sponsor of the SCCHN Clinical Trial and will also have sole responsibility for regulatory interactions and filings for bempegaldesleukin. The SCCHN Clinical Trial provides for an interim futility analysis, and unless the futility criteria are met, SFJ is required to complete the SCCHN Trial, but if the futility criteria are met, SFJ has the responsibility to wind down the SCCHN Clinical Trial at its sole cost. We and BMS, pursuant to the BMS Collaboration Agreement, remain solely responsible for conducting the Phase 3 clinical trials of bempegaldesleukin in combination with Opdivo®, including the treatment of previously untreated unresectable or metastatic melanoma (the “Melanoma Indication” and the “Melanoma Clinical Trial”).

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
We present the SFJ Agreement as development derivative liability in our Condensed Consolidated Balance Sheets, which we remeasure to fair value at each reporting date. As SFJ conducts the SCCHN Clinical Trial, we record non-cash research and development expense with a corresponding increase to the development derivative liability, and as SFJ remits funding to us to support our internal costs of conducting the trial, we also record a corresponding increase to the development derivative liability. We present the gain (loss) from the remeasurement as Change in fair value of development derivative liability in our Condensed Consolidated Statement of Operations. The following table presents the changes in the development derivative liability for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Fair value at beginning of period	$4,597	$—
Non-cash research and development expense	3,547	5,795
Cash receipts from SFJ	750	1,500
Change in the fair value of development derivative liability	2,713	4,312
Fair value at end of period	$11,607	$11,607

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
Note 5 — Liability Related to Sale of Future Royalties
On February 24, 2012, we entered into a purchase and sale agreement (the 2012 Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold to RPI our right to receive royalty payments (the 2012 Transaction Royalties) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma, and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the sale of the 2012 Transaction Royalties. As part of this sale, we incurred approximately $4.4 million in transaction costs, which are amortized to interest expense over the estimated life of the 2012 Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (the 2012 Royalty Obligation) that is amortized using the interest method over the estimated life of the 2012 Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI.
On December 16, 2020, we entered into a purchase and sale agreement (the 2020 Purchase and Sale Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Pursuant to the 2020 Purchase and Sale Agreement, we sold to HCR certain of our rights to receive royalty payments (the 2020 Transaction Royalties) arising from the worldwide net sales, from and after October 1, 2020 until certain aggregate royalty payment thresholds are met, as described below, of (a) MOVANTIK® under that certain License Agreement, dated September 20, 2009, by and between Nektar and AstraZeneca AB (AstraZeneca), as amended, (b) ADYNOVATE® under that certain Exclusive Research, Development, License and Manufacturing and Supply Agreement, dated September 26, 2005, by and among Nektar, Baxalta US Inc. and Baxalta GmbH, as amended, (c) REBINYN® under that certain Settlement and License Agreement, dated December 21, 2016, by and among Nektar, Novo Nordisk Inc., Novo Nordisk A/S and Novo Nordisk A/G (collectively, Novo Nordisk) and (d) licensed products under that certain Right to Sublicense Agreement, dated October 27, 2017, by and among Nektar, Baxter Incorporated, Baxalta US Inc. and Baxalta GmbH.
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
On December 30, 2020, we received aggregate cash proceeds of $150.0 million for the sale of the 2020 Transaction Royalties. As part of the sale, we incurred approximately $3.8 million in transaction costs, which are amortized to interest expense over the estimated life of the 2020 Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from these products, as a result of the limits on the 2020 Transaction Royalties to be received by HCR and our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these non-cash royalties as revenue, commencing with royalties for the three months ended December 31, 2020, which HCR received in the three months ended March 31, 2021. We recorded the $150.0 million in proceeds from this transaction as a liability (the 2020 Royalty Obligation) that will be amortized using the effective interest method over the estimated life of the 2020 Purchase and Sale Agreement.
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
    The following table presents our estimates of the annual interest rates over the lives of the agreements and the resulting prospective interest rates used to recognize non-cash interest expense for the three and six months ended June 30, 2021 and 2020.

	2012 Purchase and Sale Agreement		2020 Purchase and Sale Agreement
	Three and six months ended June 30,		Three and six months ended June 30,
	2021	2020	2021
Interest rates - end of period presented
Implicit interest rate over the life of the agreement	20.2%	19.5%	16.0%
Prospective effective interest rate	48.0%	38.0%	16.0%

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
In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv—66-7-HSG, which we refer to as the Mulquin action). The Mulquin plaintiffs have challenged public statements Nektar made, between January 2017 and June 2018, about the clinical trials of bempegaldesleukin. The Mulquin complaint was amended in May 2019. The defendants moved to dismiss and the court granted the motion without prejudice in July 2020. The Mulquin plaintiffs again amended their complaint and the defendants again moved to dismiss. In December 2020, the court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 and appellate briefing in the U.S. Court of Appeals for the Ninth Circuit is expected to be completed by September 2021.
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
In addition to the two securities actions (the Mulquin action and the Damiba action), three sets of derivative actions have been filed against certain of the Company’s current and former officers and directors, purportedly on the Company’s behalf. These derivative actions are based on the allegations in the securities actions and on the premise that the Company’s officers and directors breached their fiduciary duties by exposing the Company to one or both of the securities actions. The first derivative action was filed in the U.S. District Court for the District of Delaware in February 2019 (Case No. 1:19-cv-00322-MN-JLH). After amending their complaint several times, the plaintiffs in that action voluntarily dismissed their claims without prejudice in April 2021.
A second set of derivative actions was filed in February 2020 in the U.S. District Court for the Northern District of California (Case No. 4:20-cv-01088-JSW). The derivative actions in California have been consolidated and the Company has moved to dismiss on the basis that the plaintiffs have neither made a demand on the Company’s board of directors nor shown that a demand would be futile. The Company’s motion to dismiss has been under submission since December 2020.
A third derivative complaint was filed in February 2021 in the Court of Chancery of the State of Delaware (C.A. No. 2021-0118-PAF). The parties agreed to stay further proceedings in this action until thirty days after the U.S. Court of Appeals for the Ninth Circuit's final resolution of the appeal in the Mulquin action.
Given the nature and status of these securities class action lawsuits and derivative complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Condensed Consolidated Balance Sheets at either June 30, 2021 or December 31, 2020.

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
To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations, representations or warranties. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Condensed Consolidated Balance Sheets at either June 30, 2021 or December 31, 2020.
Note 7 — Fair Value Measurement
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy and the valuation techniques we utilized to determine such fair value:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate notes and bonds	$—	$403,551	$—	$403,551
Corporate commercial paper	—	487,430	—	487,430
Obligations of U.S. government agencies	—	5,881	—	5,881
Money market funds	138,289	—	—	138,289
Total assets	$138,289	$896,862	$—	$1,035,151
Liabilities:
Development derivative liability	$—	$—	$11,607	$11,607

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Corporate notes and bonds	$—	$687,469	$—	$687,469
Corporate commercial paper	—	313,497	—	313,497
Obligations of U.S. government agencies	—	2,382	—	2,382
Money market funds	179,302	—	—	179,302
Total assets	179,302	$1,003,348	$—	$1,182,650
Liabilities:
Development derivative liability	$—	$—	$—	$—
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

    We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or has been derived from observable market data. For the six months ended June 30, 2021, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

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
In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
Partner	Drug or Drug Candidate	2021	2020	2021	2020
Bristol-Myers Squibb Company	Bempegaldesleukin	$—	$25,000	$—	$50,000
Eli Lilly and Company	NKTR-358	—	—	—	1,259
Other		28	1,275	82	2,531
Total license, collaboration and other revenue		$28	$26,275	$82	$53,790
During the three and six months ended June 30, 2021, we recognized $20.5 million and $39.3 million, respectively, of revenue for performance obligations that we had satisfied in prior periods. During the three and six months ended June 30, 2020, we recognized $42.1 million and $86.7 million, respectively, of revenue for performance obligations that we had satisfied in prior periods. These amounts include all of our royalty revenue and non-cash royalty revenue, as well as the $25.0 million and $50.0 million in milestones, respectively, recognized under our BMS Collaboration Agreement during the three and six months ended June 30, 2020, as further described below, because we had previously completed our performance obligations of granting the licenses.
As of June 30, 2021, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Eli Lilly and Company described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.
There have been no material changes to our collaboration agreements in the three and six months ended June 30, 2021.
Bristol-Myers Squibb Company (BMS): Bempegaldesleukin, also referred to as NKTR-214
On February 13, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) and a Share Purchase Agreement with BMS, both of which became effective on April 3, 2018. Pursuant to the BMS Collaboration Agreement, we and BMS are jointly developing bempegaldesleukin, including, without limitation, in combination with BMS’s Opdivo® (nivolumab), and other compounds of BMS, ours or any third party. The parties have agreed to jointly commercialize bempegaldesleukin on a worldwide basis. We retained the right to record all worldwide sales for bempegaldesleukin. We will share global commercialization profits and losses with BMS for bempegaldesleukin, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties share the internal and external development costs for bempegaldesleukin in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the BMS Collaboration Agreement, the parties share development costs for bempegaldesleukin in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar. The parties share costs for the manufacturing of bempegaldesleukin, 35% of costs to BMS and 65% to Nektar.

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
On January 9, 2020, we and BMS entered into Amendment No. 1 (the Amendment) to the BMS Collaboration Agreement. Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. The cost sharing under the BMS Collaboration Agreement remains unchanged. We received a non-refundable, creditable milestone payment of $25.0 million for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial on January 30, 2020, which we recognized in the three months ended March 31, 2020. We also received a non-refundable, non-creditable milestone payment of $25.0 million for the achievement of the first patient, first visit in the registrational adjuvant melanoma trial on July 27, 2020, which we recognized in the three months ended June 30, 2020, because we concluded that, as of June 30, 2020, a significant reversal of this revenue was not probable. For the creditable milestone, BMS is entitled to deduct the amount paid from future development milestones due to us under the original agreement.
Other than these two milestones which we recognized during 2020, we continue to exclude the other milestones of up to $1.8 billion from the transaction price as of June 30, 2021 due to the significant uncertainties involved with clinical development and regulatory approval. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808, and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three and six months ended June 30, 2021, we recorded $24.8 million and $51.4 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. During the three and six months ended June 30, 2020, we recorded $33.9 million and $65.1 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. As of June 30, 2021, we have recorded an unbilled receivable of $25.0 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
Eli Lilly and Company (Lilly): NKTR-358
On July 23, 2017, we entered into a worldwide license agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly), which became effective on August 23, 2017, to co-develop NKTR-358, a novel immunological drug candidate that we invented. Under the terms of the Lilly Agreement, we (i) received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development and regulatory milestones, (ii) will co-develop NKTR-358 with Lilly, for which we were responsible for completing Phase 1 clinical development and certain drug product development and supply activities, (iii) share with Lilly Phase 1B and 2 development costs with 75% of those costs borne by Lilly and 25% of the costs borne by us, (iv) will have the option to contribute funding to Phase 3 development on an indication-by-indication basis ranging from zero to 25% of development costs, and (v) will have the opportunity to receive a royalty rate up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.

The Lilly Agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The Lilly Agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.
We identified our license grant to Lilly, our Phase 1 clinical development obligation and our drug product development obligation as the significant performance obligations in the arrangement. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to our portion of the Phase 1 clinical development and $6.5 million to the drug product development. We recognized the revenue allocated to the license upon the effective date of the Lilly Agreement in August 2017. We recognized revenue for our performance obligations for Phase 1 clinical development and drug product development through March 31, 2020.
Although we are entitled to significant development milestones under this arrangement, through June 30, 2021, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Other
We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 5, in 2012, we sold all of our rights to receive royalties for CIMZIA® under our collaboration with UCB Pharma and MIRCERA® under our collaboration agreement with Roche. Additionally, in 2020, we sold our rights to receive royalties for ADYNOVATE® under our collaboration with Baxalta (a subsidiary of Takeda Pharmaceutical Company Ltd.), MOVANTIK® under our collaboration with AstraZeneca and REBINYN® under license agreement with Novo Nordisk. The 2020 Purchase and Sale Agreement provides for a cap on the amount of 2020 Transaction Royalties to be paid to HCR, such that, if the cap is achieved, future royalties on these products will return to us. See Note 5 for additional information regarding these agreements.
Additionally, we have collaboration agreements for products under development, under which we are entitled to up to a total of $40.0 million of development milestones, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all development milestones from the respective transaction prices for these agreements.

Note 9 — Stock-Based Compensation
We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$716	$664	$1,443	$1,424
Research and development	13,479	14,161	27,641	29,614
General and administrative	9,519	8,546	18,528	16,544
Impairment of assets and other costs for terminated program	—	—	—	1,025
Total stock-based compensation	$23,714	$23,371	$47,612	$48,607
The stock-based compensation expense reported in impairment of assets and other costs for terminated program resulted from executive severance. We accounted for this as a liability award as of March 31, 2020, which we reclassified into equity in three months ended June 30, 2020.
We issued stock-based awards and resulting shares of our common stock as follows (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Options granted	157	—	278	49
Weighted-average grant-date fair value of options granted	$9.78	$—	$10.23	$11.88
RSUs granted	520	275	887	520
Weighted-average grant-date fair value of RSUs granted	$18.20	$21.65	$19.21	$20.36
Shares issued under equity compensation plans	1,483	947	3,682	2,305
On June 10, 2021, the stockholders of Nektar approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 5,000,000 shares.
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
For the three and six months ended June 30, 2021 and 2020, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three and six months ended June 30, 2021 and 2020, potentially dilutive securities consisted of weighted-average common shares underlying outstanding stock options and RSUs as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Potentially dilutive securities	18,352	17,115	18,870	17,966

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. See the section entitled "Forward-Looking Statements" that appears at the beginning of this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section as well as factors described in Part II, Item 1A “Risk Factors.”
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
The BMS Collaboration Agreement entitles Nektar to receive up to $1.455 billion of clinical, regulatory and commercial launch milestones. Of these milestones, we received a non-refundable, creditable milestone payment of $25.0 million for the first patient, first visit in the registrational muscle-invasive bladder cancer trial, which was achieved on January 30, 2020, and also received a non-refundable, non-creditable milestone payment of $25.0 million for the first patient, first visit in the registrational adjuvant melanoma trial, which we achieved on July 27, 2020. Of the remaining milestones, $625.0 million are associated with the approval and launch of bempegaldesleukin in its first indication in the U.S., European Union (EU) and Japan (which reflects the reduction for the $25.0 million non-refundable, creditable milestone for the first patient, first visit in the muscle-invasive bladder cancer trial). As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future results of operations and financial condition.

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
We are also conducting studies of bempegaldesleukin in combination with NKTR-262. NKTR-262 is a small molecule agonist that targets toll-like receptors found on innate immune cells in the body. NKTR-262 is designed to stimulate the innate immune system and promote maturation and activation of antigen-presenting cells, such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as an intra-tumoral injection in combination with systemic bempegaldesleukin to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. The Phase 1/2 dose-escalation and expansion trial in patients with solid tumors is currently ongoing.
Our next most advanced I-O program is NKTR-255. NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8+ memory T cells. Recombinant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular toxicity molecules as well as to enhance CAR-T therapies. We have initiated a Phase 1 dose escalation and expansion clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. At the 2020 Society for Immunotherapy of Cancer Annual Meeting, we reported early findings from the Phase 1 dose escalation study that demonstrated expansion of NK and CD8+ T cells in patients with multiple myeloma and non-Hodgkin lymphoma.
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
We have completed a Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. Results from this study demonstrated a multiple-fold increase in regulatory T cells with no change in CD8+ or NK cell levels and no dose-limiting toxicities were observed. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE). Lilly is conducting two Phase 1b studies in patients with psoriasis and atopic dermatitis, and initiated a Phase 2 study in SLE in October 2020 and a Phase 2 study in ulcerative colitis in March 2021. In addition, Lilly is planning to initiate two new Phase 2 studies in two different immune-mediated diseases.

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
Up until September 30, 2020, we received royalties and milestones from two approved drugs: MOVANTIK®, for which we have a collaboration with AstraZeneca; and ADYNOVATE®, for which we have a collaboration agreement with Baxalta(a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.). MOVANTIK® is an oral, peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain which was approved by the FDA and subsequently launched in March 2015 (wherein in the EU, MOVANTIK® is sold as MOVENTIG® and is indicated for the treatment of opioid-induced constipation in adult patients who have an inadequate response to laxatives, which was approved by health authorities in the EU and many other countries beginning in 2014). ADYNOVATE®, a half-life extension product of Factor VIII was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A (wherein in the EU, ADYNOVATE® is sold as ADYNOVI® and was approved by health authorities in the EU in January 2018, and has also been approved in many other countries).

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
Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A “Risk Factors.”
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

Effects of the COVID-19 Pandemic
In March 2020, COVID-19, the disease resulting from a novel strain of coronavirus infection, was declared a global pandemic. Many countries, including the United States and India, initially took steps such as restricting travel, closing schools, and issuing shelter-in-place orders to slow or moderate the spread of the virus. More recently, states and countries have adopted individualized approaches to respond to the COVID-19 pandemic. In particular, the emergence of new variants of the coronavirus, such as the Delta variant, and local resurgences in number and rates of infections, and the further spread of the virus may result in the return of prior restrictions or the institution of restrictions in the affected areas, which could have an adverse effect on our business, including our clinical trial timelines. Although vaccines intended to reduce the incidence and severity of infection are available pursuant to an Emergency Use Authorization granted by the FDA in the U.S. (and under similar authorizations by other health authorities in our countries), it remains unclear how long the negative impacts caused by the coronavirus will continue into the future.
Currently, our operations in research, manufacturing and maintenance that occur within our facilities are continuing in accordance with applicable guidelines and orders. Across all our locations, we have instituted a temporary work from home policy for office personnel who do not need to work on site to maintain productivity. We have recently allowed these employees to voluntarily return to work on site with appropriate health and safety measures.
The safety and well-being of our employees, and the patients and healthcare providers in our clinical trial programs, are of first and foremost importance to us. We believe that the safety measures we are taking and instructing our contractors to take in response to the COVID-19 pandemic meet or exceed the guidance and requirements issued from government and public health officials. We continue to monitor our operations and applicable government recommendations in light of new developments in the ongoing COVID-19 pandemic.
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
For Nektar’s Phase 1/2 trial studying the combination of bempegaldesleukin and Keytruda® in NSCLC, although the COVID-19 pandemic delayed the initiation of certain investigator sites in Europe earlier in the trial, we currently expect to have initial safety as well as preliminary overall response rate data for the dose-escalation and 0.006 mg/kg NSCLC expansion cohorts of this study in the second half of 2021.
With regard to Nektar’s ongoing Phase 1/2 clinical study of NKTR-262 in patients with solid tumors, this study has largely remained on schedule although we have experienced some challenges with new investigator site initiations. Nektar’s Phase 1 clinical study of NKTR-255 in patients with relapsed/refractory hematologic malignancies has enrolled slower than anticipated due to challenges caused by the COVID-19 pandemic, and the dose-escalation monotherapy portion of the study is expected to be completed in the second half of 2021. For both of these Nektar-run clinical programs, the ongoing COVID-19 pandemic could still impact investigator site initiations and trial enrollment despite our mitigation efforts.
For clinical studies of our proprietary drug candidates being run by our partners, BMS is enrolling patients in each of the BMS-led registration studies and re-started initiation of new investigator sites in the third quarter of 2020 following a pause in the initiation of new investigator sites it instituted for all of its studies as a result of the COVID-19 pandemic. In the summer of 2020, BMS extended its timeline estimates by approximately six months for the first data read-outs for the first-line melanoma trial. We will continue to monitor the progress of enrollment of the BMS-led studies and projections for topline clinical outcome data. Our partner Lilly, which is running clinical trials of NKTR-358, has indicated it will likely have delays of at least three to six months following its temporary suspension of recruitment for the ongoing Phase 1b studies in atopic dermatitis and psoriasis as a result of the COVID-19 pandemic. Lilly has started a Phase 2 study in moderate to severe lupus patients and a Phase 2 study in ulcerative colitis. The rapid development and fluidity of the COVID-19 pandemic preclude any firm estimates as to the ultimate effect this disease will have on our collaborators’ clinical trials. As a result, there remains substantial uncertainty as to potential impacts on our collaboration partner studies.
With regard to our IND-enabling research, we have made and continue to make progress on identification of new drug candidates throughout the COVID-19 pandemic as a result of our research-based employees conducting laboratory work in our research facilities (which currently continues to be permitted under the applicable government ordinances).
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

Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of June 30, 2021, we had approximately $1.1 billion in cash and investments in marketable securities.
Results of Operations
Three and Six Months Ended June 30, 2021 and 2020
Revenue (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Product sales	$7,846	$5,485	$2,361	43%
Royalty revenue	—	9,403	(9,403)	(100)%
Non-cash royalty revenue related to sale of future royalties	20,456	7,684	12,772	>100%
License, collaboration and other revenue	28	26,275	(26,247)	(100)%
Total revenue	$28,330	$48,847	$(20,517)	(42)%

	Six Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Product sales	$12,641	$8,929	$3,712	42%
Royalty revenue	—	19,122	(19,122)	(100)%
Non-cash royalty revenue related to sale of future royalties	39,254	17,579	21,675	>100%
License, collaboration and other revenue	82	53,790	(53,708)	(100)%
Total revenue	$51,977	$99,420	$(47,443)	(48)%
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
Product sales increased for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 primarily due to an increase in product demand from our collaboration partners. We expect product sales for the full year of 2021 to increase compared to 2020 due to increased demand from our collaboration partners.
Royalty Revenue
As discussed in Note 5 to our Condensed Consolidated Financial Statements, on December 16, 2020, we entered into the 2020 Purchase and Sale Agreement with entities managed by Healthcare Royalty Management, LLC (collectively, HCR), under which we sold to HCR certain of our rights to receive royalty payments arising on worldwide net sales of MOVANTIK®, ADYNOVATE® and REBINYN® beginning October 1, 2020. As a result, we recognized royalty revenue for these products for the three and six months ended June 30, 2020, and recognized these royalties as non-cash royalty revenue for the three and six months ended June 30, 2021. Please see Note 5 to our Consolidated Financial Statements for additional information on the 2020 Purchase and Sale Agreement.
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
During the three months ended March 31, 2020, we recognized $25.0 million in license, collaboration and other revenue for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial under the BMS Collaboration Agreement. During the three months ended June 30, 2020, we recognized $25.0 million in license, collaboration and other revenue for the milestone for the first patient, first visit in the registrational adjuvant melanoma trial, also under the BMS Collaboration Agreement. Accordingly, license, collaboration and other revenue decreased during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 due to the recognition of these milestones. We expect that our license, collaboration and other revenue will decrease significantly for the full year of 2021 compared to 2020 as a result of the recognition of these milestones during 2020.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for discussion of the risks associated with the complex nature of our collaboration agreements.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Cost of goods sold	$7,667	$5,773	$1,894	33%
Product gross profit (1)	179	(288)	467	>100%
Product gross margin	2%	(5)%

	Six Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Cost of goods sold	$13,423	9,584	$3,839	40%
Product gross profit (2)	(782)	(655)	(127)	(19)%
Product gross margin	(6)%	(7)%
(1) Percentage change represents an improvement, since the positive gross margin has increased.
(2) Percentage change represents a worsening, since the negative gross margin has increased.
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
Product gross margin was negative for the six months ended June 30, 2021 and the three and six months ended June 30, 2020. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three and six months ended June 30, 2021 and 2020, the royalty revenue from this collaboration exceeded the related negative gross profit.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We currently expect product gross margin to be negative in 2021 as a result of the manufacturing arrangement described above.
Research and Development Expense (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Research and development expense	$101,313	$96,436	$4,877	5%

	Six Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Research and development expense	$196,917	$205,423	$(8,506)	(4)%
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
Research and development expense for the three and six months ended June 30, 2021 was consistent with the three and six months ended June 30, 2020. Research and development expense increased for our independent development of bempegaldesleukin outside of the BMS Collaboration Agreement, including our registrational Phase 2/3 trial in head and neck cancer under our co-development agreement with SFJ and our Phase 1b trial in COVID-19. Research and development expense decreased under our BMS Collaboration Agreement because we have fully enrolled our registrational trials in first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer and first-line metastatic renal cell carcinoma and because we completed certain manufacturing activities for bempegaldesleukin in 2020. Under the BMS Collaboration Agreement, BMS generally bears 67.5% of development costs for bempegaldesleukin in combination with Opdivo® and 35% of costs for manufacturing bempegaldesleukin. As a result of the decrease in expense under the BMS Collaboration Agreement, the net reductions recorded to research and development expense for BMS’s reimbursements of our costs decreased from $33.9 million for the three months ended June 30, 2020 to $24.8 million for the three months ended June 30, 2021, and from $65.1 million for the six months ended June 30, 2020 to $51.4 million for the six months ended June 30, 2021. Please see Note 8 to our Condensed Consolidated Financial Statements for additional information regarding our BMS Collaboration Agreement.
Additionally, research and development expense increased for our development of NKTR-255 in our Phase 1/2 studies in liquid and solid tumors, partially offset by a decrease in development costs for NKTR-358. We completed certain Phase 1 clinical development and drug product development deliverables for NKTR-358 in 2020, for which we were responsible for 100% of costs. Phase 1B and Phase 2 development continues, for which we are responsible for 25% of costs and Lilly is responsible for 75% of costs.
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
As noted above, the evolving situation around the COVID-19 pandemic has had varying impacts on the clinical testing of our proprietary drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the pandemic. We have experienced delays of approximately three months for some Nektar-run, earlier-stage clinical studies and given the evolving situation around the COVID-19 pandemic it is possible there could be additional delays in the future. In addition, for certain clinical studies involving our proprietary drug candidates that are run by our partners, study timelines have been delayed at least three to six months, and, given the evolving situation around the COVID-19 pandemic, it is possible there could be additional delays in the future. As a result of these delays and potential delays, we may incur additional costs associated with these clinical trials. At this time, we cannot estimate if such increases would have a material effect on our results of operations or financial position.
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

General and Administrative Expense (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
General and administrative expense	$29,555	$24,347	$5,208	21%

	Six Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
General and administrative expense	$61,234	$50,564	$10,670	21%
General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. General and administrative expense increased during the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020, primarily due to increased personnel and third-party costs as we begin a stage-appropriate build of our commercial capability to co-commercialize bempegaldesleukin with BMS. We expect general and administrative expenses in the full year of 2021 to increase compared to 2020 for the same reason.
Impairment of Assets and Other Costs for Terminated Program (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Impairment of assets and other costs for terminated program	$—	$—	$—	—%

	Six Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Impairment of assets and other costs for terminated program	$—	$45,189	$(45,189)	(100)%
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

Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Three Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
2012 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$9,350	$7,684	$1,666	22%
Non-cash interest expense on liability related to sale of future royalties	$7,682	$6,691	$991	15%
2020 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$11,106	$—	$11,106	>100%
Non-cash interest expense on liability related to sale of future royalties	$5,407	$—	$5,407	>100%
Total non-cash royalty revenue related to sale of future royalties	$20,456	$7,684	$12,772	>100%
Total non-cash interest expense on liability related to sale of future royalties	$13,089	$6,691	$6,398	96%

	Six Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
2012 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$18,839	$17,579	$1,260	7%
Non-cash interest expense on liability related to sale of future royalties	$15,479	$13,659	$1,820	13%
Interest rates - end of period presented
Implicit interest rate over the life of the agreement	20.2%	19.5%
Prospective effective interest rate	48.0%	38.0%
2020 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$20,415	$—	$20,415	>100%
Non-cash interest expense on liability related to sale of future royalties	$10,906	$—	$10,906	>100%
Interest rates - end of period presented
Implicit interest rate over the life of the agreement	16.0%	N/A
Prospective effective interest rate	16.0%	N/A
Total non-cash royalty revenue related to sale of future royalties	$39,254	$17,579	$21,675	>100%
Total non-cash interest expense on liability related to sale of future royalties	$26,385	$13,659	$12,726	93%
As discussed in Note 5 to our Condensed Consolidated Financial Statements, we continue to recognize non-cash royalty revenue for the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement.
2012 Purchase and Sale Agreement
Non-cash royalty revenue for the 2012 Purchase and Sale Agreement increased for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. Non-cash interest expense for the 2012 Purchase and Sales Agreement increased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 due to an increase in the estimated implicit interest rate over the life of the transaction, as disclosed above. When forecasted future revenues rise, this results in an increase to the estimated implicit interest rate over the life of the transaction, which, in turn, increases the prospective effective interest rate in the current and future periods. The estimated implicit rate increased from the three and six months ended June 30, 2020 to the three months and six months ended June 30, 2021 due to an increase in estimated future net sales of CIMZIA®.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the non-cash interest expense. To date, we have amortized $51.5 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $62.5 million of the net proceeds, since RPI receives all of the benefits of the increases in future royalties. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively.
2020 Purchase and Sale Agreement
As discussed in Note 5 to our Condensed Consolidated Finance Statements and above under Royalty Revenue, we sold our rights to receive royalties for MOVANTIK®, ADYNOVATE® and REBINYN® for sales beginning on October 1, 2020, and therefore we recognized non-cash royalty revenue and non-cash interest expense for the three and six months ended June 30, 2021, but did not recognize non-cash royalty revenue and non-cash interest expense for the three and six months ended June 30, 2020. Similarly, non-cash royalty revenue and non-cash interest expense will increase for 2021 compared to 2020. Our estimate of the imputed interest rate reflects our estimates for sales of MOVANTIK®, ADYNOVATE® and REBINYN®, which result in meeting the 2025 Threshold. Because the 2025 Threshold of $210.0 million and the increase in the threshold to $240.0 million (if the 2025 Threshold is not timely achieved) limit the amount of royalties payable to HCR, the potential for the implicit interest rate to vary is more limited. Instead, we will receive the benefit of net sales if they exceed the threshold, but do not bear risk of loss or payments to HCR if royalties are less than expected.

Change in fair value of development derivative liability

	Three Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Change in fair value of development derivative liability	$2,713	$—	$2,713	>100%

	Six Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Change in fair value of development derivative liability	$4,312	$—	$4,312	>100%
As discussed in Note 4 to our Condensed Consolidated Financial Statements, we remeasure the development derivative liability under our co-development agreement with SFJ to fair value at each reporting date. The change in fair value recorded for the three and six months ended June 30, 2021 primarily reflects the accretion of the scenario-based probability-adjusted discounted cash flows of our obligation to potentially pay Success Payments to SFJ using our imputed borrowing rate of 12.2%, net of the accretion of SFJ’s obligation to fund the SCCHN Clinical Trial, using SFJ’s estimated borrowing rate of 1.0%. We review our estimates at each reporting period, and, in particular, in future periods, as information becomes available, such as the applicable clinical trial results and FDA approval decisions, we will re-evaluate our probability of success estimates related to achieving FDA approval for bempegaldesleukin in the Melanoma Indication, the SCCHN Indication and one additional indication, and will record a corresponding increase or decrease in the fair value of the development derivative liability. Additionally, in future periods, we may adjust our estimate of the probability of a successful interim futility analysis and we will record a corresponding decrease or increase to the fair value of the development derivative liability, reflecting the increase or decrease (as applicable) in the likelihood of SFJ’s resulting obligation to complete the full SCCHN Clinical Trial. Such changes in the probabilities of success may result in a material expense or benefit in the period when the information is received. However, based on current clinical timelines, we do not expect material changes to our probability of success assumptions during 2021, and, therefore, we expect to recognize primarily the accretion expense on the discounted cash flows discussed above. See Note 4 for additional information about the development derivative liability.

Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest income and other income (expense), net	$845	$5,191	$(4,346)	(84)%

	Six Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest income and other income (expense), net	$2,257	$13,543	$(11,286)	(83)%
Interest income and other income (expense) decreased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 due to lower investment balances which have been utilized to fund our operations as well as decreases in market interest rates. The effective interest rate earned on investments which we purchased after the COVID-19 pandemic began has been significantly lower than historical interest rates, and we expect this trend to continue. We expect that our interest income and other income (expense), net will decrease for 2021 compared to 2020 for these same reasons.
Interest Expense (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest expense	$—	$647	$(647)	(100)%

	Six Months Ended June 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest expense	$—	$6,851	$(6,851)	(100)%
Interest expense during the three and six months ended June 30, 2020 consisted of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes, which we repaid on April 13, 2020. As a result, we incurred no interest expense after the repayment date.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At June 30, 2021, we had approximately $1.1 billion in cash and investments in marketable securities.
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
On February 12, 2021, we entered into a co-development agreement with SFJ Pharmaceuticals (SFJ), pursuant to which SFJ will pay up to $150.0 million in committed funding to support a Phase 2/3 study of bempegaldesleukin in combination with Keytruda® (pembrolizumab) for first-line treatment of patients with metastatic or unresectable recurrent squamous cell carcinoma of the head and neck (the SCCHN Clinical Trial) whose tumors express PD-L1 (the SCCHN Indication). In exchange for funding the SCCHN Clinical Trial, SFJ is entitled to a series of contingent success-based payments with the first payment due after the substantial completion of the SCCHN Clinical Trial which we currently expect to occur in late 2024 or early 2025 as follows: (i) if bempegaldesleukin receives FDA approval for first line metastatic melanoma or the SCCHN Indication, we would pay SFJ $450.0 million over a series of five annual payments with the first annual payment being $30.0 million, with the earliest possible payment expected to occur in 2024, subject to the substantial completion of the SCCHN Clinical Trial; (ii) if bempegaldesleukin receives FDA approval in both first line metastatic melanoma and the SCCHN Indication, we would pay SFJ an additional $150.0 million paid over a series of seven annual payments; and (iii) if bempegaldesleukin receives FDA approval in an indication other than first line metastatic melanoma or the SCCHN Indication, a one-time payment of $37.5 million. See Note 4 to our Condensed Consolidated Financial Statements for additional information.
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
Cash flows from operating activities
Cash flows used in operating activities for the six months ended June 30, 2021 totaled $160.0 million.

Cash flows used in operating activities for the six months ended June 30, 2020 totaled $162.0 million, which includes $177.3 million of net operating cash uses as well as $9.7 million for interest payments on our senior secured notes, partially offset by the $25.0 million milestone payment from BMS for the achievement of the first patient, first visit in the registrational muscle invasive bladder cancer trial.
We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, will increase in the full year of 2021 compared to 2020 primarily as a result of increased research and development expenses.
Cash flows from investing activities
During the six months ended June 30, 2021, the maturities and sales of our investments, net of purchases, totaled $89.6 million, which we used to fund our operations.
During the six months ended June 30, 2020, the maturities and sales of our investments, net of purchases, totaled $358.4 million, which we used to fund our operations and repay our senior notes.
We paid $6.2 million and $3.6 million for the purchase or construction of property, plant and equipment in the six months ended June 30, 2021 and 2020, respectively.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $28.5 million and $19.1 million in the six months ended June 30, 2021 and 2020, respectively. Additionally, during the six months ended June 30, 2021, we received $1.5 million from SFJ pursuant to our co-development agreement.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at June 30, 2021 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related shelter-in-place requirements, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
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
•clinical sites dropping out of a trial due to the detriment of enrollment rates;
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
There are many competitors for our proprietary drug candidates currently in development. For bempegaldesleukin, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes (TILS), chimeric antigen receptor-expressing T cells (CAR-T), cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma, Inc.)/NCI, Apeiron Biologics, Philogen S.p.A., Brooklyn ImmunoTherapeutics LLC, Anaveon AG, Adaptimmune LLC, and Novartis AG; potential competitors in the cytokine-based therapies space include Alkermes plc, ImmunityBio, Inc., Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche, Sanofi SA (through its acquisition of Synthorx, Inc.), and Eli Lilly & Co. (through its acquisition of Armo BioSciences); and potential competitors in the checkpoint inhibitor space include GlaxoSmithKline plc (through its acquisition of Tesaro, Inc.), Macrogenics, Inc., Merck, Bristol-Myers Squibb Company, and Roche. For NKTR-358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC, Janssen, AstraZeneca, and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc., Celgene Corporation, ILTOO Pharma, Pandion Therapeutics, and Roche). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., nkarta therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.
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
Our stock price is volatile. During the three months ended June 30, 2021, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $16.52 to $20.40 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations.
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
•announcements of technological innovations or new therapeutic products that may compete with our approved partnered products or products under development;
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
We have substantial future capital requirements and there is a risk that we may not have access to sufficient capital to meet our current business plan. If we do not receive substantial milestone or royalty payments from our existing collaboration agreements, execute new high value collaborations or other arrangements, or are unable to raise additional capital in one or more financing transactions, we would be unable to continue our current level of investment in research and development.
As of June 30, 2021, we had cash and investments in marketable securities valued at approximately $1.1 billion. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
•the cost, timing and outcomes of clinical studies and regulatory reviews of our drug candidates, particularly bempegaldesleukin and NKTR-358;
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
•our general and administrative expenses, capital expenditures and other uses of cash; and

•disputes concerning patents, proprietary rights, or license and collaboration agreements that could negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties.
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
It is very difficult to estimate the commercial potential of drug candidates due to important factors such as safety and efficacy compared to other available treatments, including changing standards of care, third party payer reimbursement standards, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic and biosimilar versions of our drug candidates following approval by regulatory authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial potential of the drug candidate, the commercial terms of any collaboration partnership potential for such drug candidate, or if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and this would negatively impact our business, financial condition and results of operations. We also depend on our relationships with other companies for sales and marketing performance and the commercialization of drug candidates. Poor performance by these companies, or disputes with these companies, could negatively impact our revenue and financial condition.
If government and private insurance programs do not provide payment or reimbursement for our partnered drug or proprietary drugs, those drugs will not be widely accepted, which would have a negative impact on our business, results of operations and financial condition.
In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. In both domestic and foreign markets, sales of our partnered and proprietary products that receive regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third-party payers, such as government programs, including Medicare and Medicaid in the U.S., managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a biologic candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution. Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our biologic candidates even if there is adequate coverage and reimbursement from third-party payers. It is unclear what effect, if any, the American Rescue Plan will have on the number of covered individuals.
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payers tend to follow CMS to a substantial degree.

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
We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act (MMA), contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the U.S. Secretary of Health and Human Services (HHS) certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the U.S. Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
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
For the six months ended June 30, 2021, we reported a net loss of $248.5 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.
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
Our business could be adversely affected, directly or indirectly, by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, including both our own manufacturing operations as well as the manufacturing operations of third parties upon whom we rely. With respect to the ongoing COVID-19 pandemic, national, state and local governments in regions affected by the COVID-19 pandemic have implemented, and may continue to implement or reinstitute safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures and other measures. These measures may disrupt normal business operations both in and outside areas affected by COVID-19 and may have significant negative impacts on our business. Even as these safety precautions are eased or reduced over time, there may be long lasting effects of these precautions on our business that may only be fully realized in the future.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic. For example, we implemented temporary work from home policies for office personnel who do not need to work on site to maintain productivity, and provided and continue to provide face coverings, hand sanitizers and other related protective equipment that are intended to enhance the safety of our employees. We have recently allowed certain employees to voluntarily return to work on site with appropriate health and safety measures. Although we believe these and the other safety measures we have taken in response to the COVID-19 pandemic have not substantially impacted our productivity, it is not certain that this will continue to be the case.
Operating requirements may continually change due to the COVID-19 pandemic and we may experience unpredictability in our expenses, employee productivity and employee work culture. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of an increase in the number of employees adopting a remote working environment, which may be less secure and more susceptible to hacking attacks. If we, our partners, our suppliers, or our contractors experience a cyberattack, experience data accessibility issues, or encounter communication disruptions, our business may suffer as a result of the loss or theft of our important data, and we may be liable for compromising the protection of personal data.
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

The rapid development and fluidity of the COVID-19 pandemic results in a substantial number of individual variables that could cause a significant negative impact on our operations and our business, thereby precluding useful predictions as to how this pandemic will ultimately affect us. In particular, it is unclear how our business may be affected by the emergence of new variants of the coronavirus, such as the Delta variant, and recent resurgences in number and rates of COVID-19 infections. Thus, any current assessment of the effects of the COVID-19 pandemic, including the impact of this disease on our clinical trial timelines, is subject to change. We do not yet know the full extent of potential impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material negative impact on our operations and our business. Furthermore, to the extent the ongoing COVID-19 pandemic adversely affects our operations and business, it may also heighten the other risks described in this “Risk Factors” section.
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
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.
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

We are in the very early stages of building commercialization and distribution capabilities for bempegaldesleukin in the United States and Europe. To commercialize any of our biologic candidates that receive regulatory approval for commercialization, we must develop robust internal sales, marketing and distribution capabilities, and manage inventory, supply, labeling, storage, record keeping, and advertising and promotion capabilities, which is both expensive and time consuming, or enter into arrangements with third parties to perform these services. For example, we have committed to co-commercialize bempegaldesleukin with BMS and establish global distribution and infrastructure for us to be able to book global revenue for bempegaldesleukin if it achieves regulatory approval. Establishing this commercialization capability requires a significant commitment of financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution, administration and compliance capabilities. Factors that may inhibit our efforts to commercialize our products directly or through partnerships include:
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

    Accordingly, even if we believe a particular biologic candidate is eligible for Breakthrough Therapy, we cannot be assured that the FDA would decide to grant it. Breakthrough Therapy designation does not change the standards for biologic approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the Breakthrough Therapy designation. Thus, even though we have received Breakthrough Therapy designation for bempegaldesleukin in combination with Opdivo®, we may not experience a faster development process or review, and, upon any filing seeking regulatory approval, we may not obtain an approval from the FDA for bempegaldesleukin or any of our other biologic candidates.
If we or our partners do not obtain regulatory approval for our biologic candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be negatively affected.
We or our partners may not obtain regulatory approval for biologic candidates on a timely basis, or at all, or the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions or limitations on use. Biologic candidates must undergo rigorous animal and human testing and an extensive review process for safety and efficacy by the FDA and equivalent foreign regulatory authorities. The time required for obtaining regulatory decisions is uncertain and difficult to predict. For example, although the FDA granted a Breakthrough Therapy designation to bempegaldesleukin in combination with Opdivo® for the treatment of patients with previously untreated unresectable or metastatic melanoma, there is no guarantee regulatory approval will follow, if at all, for this or any indication of bempegaldesleukin on a timely basis. The FDA and other U.S. and foreign regulatory authorities have substantial discretion, at any phase of development, to terminate clinical studies, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. Further, regulatory authorities have the discretion to analyze data using their own methodologies that may differ from those used by us or our partners, which could lead such authorities to arrive at different conclusions regarding the safety or efficacy of a biologic candidate. In addition, undesirable side effects caused by our biologic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities. For example, AstraZeneca is conducting a post-marketing, observational epidemiological study comparing MOVANTIK® to other treatments of opioid-induced constipation in patients with chronic, non-cancer pain and the results of this study could at some point in the future negatively impact the labeling, regulatory status, and commercial potential of MOVANTIK®, which could reduce our future royalties from sales of MOVANTIK®.
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

We are a party to numerous significant collaboration agreements and other strategic transaction agreements (e.g., financings and asset divestitures) that contain complex representations and warranties, covenants and indemnification obligations. If we are found to have materially breached such agreements, we could be subject to substantial liabilities, which would harm our financial condition.
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
We may not be able to obtain intellectual property licenses related to the development of our biologic candidates on a commercially reasonable basis, if at all.
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
We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. We and Baxalta have been involved in litigation proceedings with Bayer Healthcare LLC (Bayer) relating to patent infringement and patent ownership claims involving each other’s patent filings directed to PEGylated Factor VIII products. In May 2021, we, Baxalta and Bayer entered into a confidential settlement agreement that resolved all previously pending legal proceedings between the parties relating to PEGylated Factor VIII products. The settlement does not impact our royalties from sales of ADYNOVATE® under our collaboration with Baxalta. In addition, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.), MSN Laboratories Pvt. Ltd., (MSN) and Aurobindo Pharma USA INC. alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (Paragraph IV Certifications), AstraZeneca and we together filed patent infringement suits against each of these generic companies. In these Paragraph IV Certifications, all three generic companies only alleged that one patent, U.S. Patent No. 9,012,469, is invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective generic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. On March 25, 2021, RedHill BioPharma (sublicensee of AstraZeneca’s global commercialization rights for MOVANTIK®, excluding Europe and Canada), AstraZeneca and Nektar entered into a settlement and license agreement with MSN pursuant to which the parties agreed to file a stipulation and order to dismiss the lawsuit to conclude the litigation with respect to MSN, and MSN agreed not to sell a generic version of MOVANTIK® in the U.S. until October 1, 2030, subject to certain conditions. On July 20, 2021, RedHill BioPharma, AstraZeneca and Nektar also entered into a settlement and license agreement with Apotex pursuant to which the parties have agreed to file a stipulation and order to dismiss the lawsuit to conclude the litigation with respect to Apotex, and Apotex agreed not to sell a generic version of MOVANTIK® in the U.S. until October 1, 2030, subject to certain conditions. In addition, on March 18, 2020, Aether Therapeutics Inc. filed a complaint against AstraZeneca, Nektar and Daiichi-Sanko, Inc. alleging MOVANTIK® infringes U.S. Patent Nos. 6,713,488, 8,748,448, 8,883,817 and 9,061,024. Also, on June 5, 2020, UCB Pharma S.A. and Celltech R&D Limited (collectively UCB) served notice of a Declaratory Judgment of Patent Invalidity proceeding filed in the United States District Court for the District of Delaware seeking a declaration of invalidity of specified U.S. patents owned by Nektar and licensed to UCB. UCB is also pursuing similar actions in other jurisdictions. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review and re-examination proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our biologic candidates and platform technologies.
We are involved in legal proceedings other than those related to intellectual property. In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv—66-7-HSG, which we refer to as the Mulquin action). The Mulquin plaintiffs have challenged public statements Nektar made, between January 2017 and June 2018, about clinical trials of bempegaldesleukin. The Mulquin complaint was amended in May 2019. The defendants moved to dismiss and the court granted the motion without prejudice in July 2020. The Mulquin plaintiffs again amended their complaint and the defendants again moved to dismiss. In December 2020, the court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 and appellate briefing in the U.S. Court of Appeals for the Ninth Circuit is expected to be completed by September 2021.
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
In addition to the two securities actions (the Mulquin action and the Damiba action), three sets of derivative actions have been filed against certain of the Company’s current and former officers and directors, purportedly on the Company’s behalf. These derivative actions are based on the allegations in the securities actions and on the premise that the Company’s officer and directors breached their fiduciary duties by exposing the Company to one or both of the securities actions. The first derivative action was filed in the U.S. District Court for the District of Delaware in February 2019 (Case No. 1:19-cv-00322-MN-JLH). After amending their complaint several times, the plaintiffs in that action voluntarily dismissed their claims without prejudice in April 2021.
A second set of derivative actions was filed in February 2020 in the U.S. District Court for the Northern District of California (Case No. 4:20-cv-01088-JSW). The derivative actions in California have been consolidated and the Company has moved to dismiss on the basis that the plaintiffs have neither made a demand on the Company’s board of directors nor shown that a demand would be futile. The Company’s motion to dismiss has been under submission since December 2020.

A third derivative action was filed in February 2021 in the Court of Chancery of the State of Delaware (C.A. No. 2021-0118-PAF). The parties agreed to stay further proceedings in this action until thirty days after the U.S. Court of Appeal for the Ninth Circuit’s final resolution of the appeal in the Mulquin action.
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
Given the nature and status of these securities class action lawsuits and derivative complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at June 30, 2021.
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
Our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including, taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase. In the U.S., the rules dealing with federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, the CARES Act was signed into law and included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2021.
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
Date: August 5, 2021

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen Senior Vice President, Finance and Chief Accounting Officer
Date: August 5, 2021