Form 10-Q
period 2021-09-30
NEKTAR THERAPEUTICS
filed 2021-11-05
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 184,557,124 on October 29, 2021.

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

Summary of Risks

We are providing the following cautionary discussion of risk factors, uncertainties and assumptions that we believe are relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Exchange Act and Section 27A of the Securities Act. Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

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
•Risks Related to the COVID-19 Pandemic: Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic. While the COVID-19 pandemic has not had a material adverse effect on our current operations, the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta variant, and resurgences in number and rates of infections, and shortages in raw materials and equipment and other supply chain disruptions, could have a material negative impact on our business and our clinical trial timelines.
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

PART I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$54,017	$198,955
Short-term investments	867,063	862,941
Accounts receivable	28,994	38,889
Inventory	15,330	15,292
Other current assets	20,731	21,928
Total current assets	986,135	1,138,005
Long-term investments	34,219	136,662
Property, plant and equipment, net	58,830	59,662
Operating lease right-of-use assets	119,714	126,476
Goodwill	76,501	76,501
Other assets	1,844	1,461
Total assets	$1,277,243	$1,538,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	23,660	22,139
Accrued compensation	32,882	14,532
Accrued clinical trial expenses	37,633	44,207
Accrued contract manufacturing expenses	8,088	11,310
Other accrued expenses	19,966	9,676
Operating lease liabilities, current portion	17,740	13,915
Total current liabilities	139,969	115,779
Operating lease liabilities, less current portion	128,718	136,373
Development derivative liability	21,387	—
Liabilities related to the sales of future royalties, net	181,760	200,340
Other long-term liabilities	3,869	8,980
Total liabilities	475,703	461,472
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at September 30, 2021 or December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 184,554 shares and 180,091 shares outstanding at September 30, 2021 and December 31, 2020, respectively	18	18
Capital in excess of par value	3,492,435	3,388,730
Accumulated other comprehensive loss	(3,563)	(2,295)
Accumulated deficit	(2,687,350)	(2,309,158)
Total stockholders’ equity	801,540	1,077,295
Total liabilities and stockholders’ equity	$1,277,243	$1,538,767
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$5,194	$5,691	$17,835	$14,620
Royalty revenue	—	12,289	—	31,411
Non-cash royalty revenue related to sales of future royalties	19,413	10,422	58,667	28,001
License, collaboration and other revenue	314	1,631	396	55,421
Total revenue	24,921	30,033	76,898	129,453
Operating costs and expenses:
Cost of goods sold	5,311	5,570	18,734	15,154
Research and development	103,738	100,531	300,655	305,954
General and administrative	29,468	26,982	90,702	77,546
Impairment of assets and other costs for terminated program	—	—	—	45,189
Total operating costs and expenses	138,517	133,083	410,091	443,843
Loss from operations	(113,596)	(103,050)	(333,193)	(314,390)
Non-operating income (expense):
Non-cash interest expense on liabilities related to sales of future royalties	(12,801)	(8,425)	(39,186)	(22,084)
Change in fair value of development derivative liability	(3,328)	—	(7,640)	—
Interest income and other income (expense), net	131	2,910	2,388	16,453
Interest expense	—	—	—	(6,851)
Total non-operating income (expense), net	(15,998)	(5,515)	(44,438)	(12,482)
Loss before provision for income taxes	(129,594)	(108,565)	(377,631)	(326,872)
Provision for income taxes	112	21	561	365
Net loss	$(129,706)	$(108,586)	$(378,192)	$(327,237)

Basic and diluted net loss per share	$(0.70)	$(0.61)	$(2.07)	$(1.84)
Weighted average shares outstanding used in computing basic and diluted net loss per share	184,110	179,090	182,736	178,203
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(129,706)	$(108,586)	$(378,192)	$(327,237)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(176)	(2,144)	(1,006)	423
Net foreign currency translation gain (loss)	13	349	(262)	(498)
Other comprehensive income (loss)	(163)	(1,795)	(1,268)	(75)
Comprehensive loss	$(129,869)	$(110,381)	$(379,460)	$(327,312)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	176,505	$17	$3,271,097	$(1,005)	$(1,864,718)	$1,405,391
Shares issued under equity compensation plans	1,358	—	11,347	—	—	11,347
Stock-based compensation	—	—	24,211	—	—	24,211
Comprehensive loss	—	—	—	(5,872)	(138,651)	(144,523)
Balance at March 31, 2020	177,863	17	3,306,655	(6,877)	(2,003,369)	1,296,426
Shares issued under equity compensation plans	947	1	7,825	—	—	7,826
Stock-based compensation	—	—	24,396	—	—	24,396
Comprehensive income (loss)	—	—	—	7,592	(80,000)	(72,408)
Balance at June 30, 2020	178,810	$18	$3,338,876	$715	$(2,083,369)	$1,256,240
Shares issued under equity compensation plans	584	—	1,455	—	—	1,455
Stock-based compensation	—	—	23,667	—	—	23,667
Comprehensive income (loss)	—	—	—	(1,795)	(108,586)	(110,381)
Balance at September 30, 2020	179,394	18	3,363,998	(1,080)	(2,191,955)	1,170,981

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	180,091	$18	$3,388,730	$(2,295)	$(2,309,158)	$1,077,295
Shares issued under equity compensation plans	2,199	—	17,106	—	—	17,106
Stock-based compensation	—	—	23,898	—	—	23,898
Comprehensive loss	—	—	—	(826)	(122,967)	(123,793)
Balance at March 31, 2021	182,290	18	3,429,734	(3,121)	(2,432,125)	994,506
Shares issued under equity compensation plans	1,483	—	12,553	—	—	12,553
Stock-based compensation	—	—	23,714	—	—	23,714
Comprehensive income (loss)	—	—	—	(279)	(125,519)	(125,798)
Balance at June 30, 2021	183,773	$18	$3,466,001	$(3,400)	$(2,557,644)	$904,975
Shares issued under equity compensation plans	781	—	1,777	—	—	1,777
Stock-based compensation	—	—	24,657	—	—	24,657
Comprehensive income (loss)	—	—	—	(163)	(129,706)	(129,869)
Balance at September 30, 2021	184,554	$18	$3,492,435	$(3,563)	$(2,687,350)	$801,540
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(378,192)	$(327,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sales of future royalties	(58,667)	(28,001)
Non-cash interest expense on liabilities related to sales of future royalties	39,186	22,084
Change in fair value of development derivative liability	7,640	—
Non-cash research and development expense	11,497	—
Stock-based compensation	72,269	72,274
Depreciation and amortization	10,710	10,937
Impairment of advance payments to contract manufacturers and equipment for terminated program	—	20,351
Amortization of premiums (discounts), net and other non-cash transactions	5,677	1,150
Changes in operating assets and liabilities:
Accounts receivable	9,895	(6,123)
Inventory	(38)	(227)
Operating leases, net	2,932	4,316
Other assets	814	(5,588)
Accounts payable	1,247	(3,337)
Accrued compensation	18,350	20,478
Other accrued expenses	(3,837)	9,340
Deferred revenue	(605)	(5,070)
Net cash used in operating activities	(261,122)	(214,653)
Cash flows from investing activities:
Purchases of investments	(816,049)	(791,445)
Maturities of investments	902,687	1,158,722
Sales of investments	5,035	41,700
Purchases of property, plant and equipment	(9,093)	(5,504)
Net cash provided by investing activities	82,580	403,473
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	31,436	20,651
Cash receipts from development derivative liability	2,250	—
Repayment of senior notes	—	(250,000)
Net cash provided by (used in) financing activities	33,686	(229,349)
Effect of foreign exchange rates on cash and cash equivalents	(82)	9
Net decrease in cash and cash equivalents	(144,938)	(40,520)
Cash and cash equivalents at beginning of period	198,955	96,363
Cash and cash equivalents at end of period	$54,017	$55,843
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$9,742
Operating lease right-of-use asset recognized in exchange for lease liabilities	$1,057	$2,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At September 30, 2021, we had approximately $955.3 million in cash and investments in marketable securities.
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
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and nine months ended September 30, 2021 and 2020.
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
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. As of September 30, 2021, our accounts receivable includes $24.9 million for unbilled net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS) and $3.1 million under customer contracts from our collaboration partners. As of December 31, 2020, our accounts receivable included $38.7 million for unbilled net expense reimbursements from BMS and $0.2 million from customer contracts. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable and recorded no bad debt expense for the three and nine months ended September 30, 2021 and 2020. We have not recorded a reserve for credit losses at September 30, 2021 or December 31, 2020.
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
Income Taxes
For the three and nine months ended September 30, 2021 and 2020, our income tax expense primarily results from our foreign operations. We have fully reserved our U.S. federal deferred tax assets generated from our net operating losses, as we believe it is not more likely than not that the benefit will be realized.
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
Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$54,017	$198,955
Short-term investments	867,063	862,941
Long-term investments	34,219	136,662
Total cash and investments in marketable securities	$955,299	$1,198,558
We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of September 30, 2021 and December 31, 2020, all of our long-term investments had maturities between one and two years.

Our portfolio of cash and investments in marketable securities includes (in thousands):

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	$329,376	$53	$(90)	$329,339	$687,469
Corporate commercial paper	555,989	35	(100)	555,924	313,497
Obligations of U.S. government agencies	5,880	2	—	5,882	2,382
Available-for-sale investments	$891,245	$90	$(190)	$891,145	$1,003,348
Money market funds				48,336	179,302
Certificates of deposit				10,137	9,623
Cash				5,681	6,285
Total cash and investments in marketable securities				$955,299	$1,198,558
At December 31, 2020, our gross unrealized gains and losses totaled $1.1 million and $0.2 million, respectively.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$1,744	$2,422
Work-in-process	9,388	10,703
Finished goods	4,198	2,167
Total inventory	$15,330	$15,292
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
We present the SFJ Agreement as development derivative liability in our Condensed Consolidated Balance Sheets, which we remeasure to fair value at each reporting date. As SFJ conducts the SCCHN Clinical Trial, we record non-cash research and development expense with a corresponding increase to the development derivative liability, and as SFJ remits funding to us to support our internal costs of conducting the trial, we also record a corresponding increase to the development derivative liability. We present the gain (loss) from the remeasurement as Change in fair value of development derivative liability in our Condensed Consolidated Statement of Operations. The following table presents the changes in the development derivative liability for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Fair value at beginning of period	$11,607	$—
Non-cash research and development expense	5,702	11,497
Cash receipts from SFJ	750	2,250
Change in the fair value of development derivative liability	3,328	7,640
Fair value at end of period	$21,387	$21,387

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
Note 5 — Liabilities Related to Sales of Future Royalties
On February 24, 2012, we entered into a purchase and sale agreement (the 2012 Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold to RPI our right to receive royalty payments (the 2012 Transaction Royalties) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma, and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the sale of the 2012 Transaction Royalties. As part of this sale, we incurred approximately $4.4 million in transaction costs, which are amortized to interest expense over the estimated life of the 2012 Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (the 2012 Royalty Obligation) that is amortized using the interest method over the estimated life of the 2012 Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI.
On June 5, 2020, UCB served notice of a Declaratory Judgment of Patent Invalidity, filed in the United States District Court for the District of Delaware, seeking a declaration of invalidity of certain of our patents that we had licensed to UCB and pursued similar actions in other jurisdictions. Because UCB and RPI agreed to a reduction in the royalty term and annual decreases in the royalty rate over the remaining royalty term in exchange for UCB’s withdrawal of all of UCB’s litigation and challenges, UCB and we entered into a Settlement Agreement, effective as of October 13, 2021. We are still evaluating the effect of this agreement on our Consolidated Financial Statements. However, the reduction in the royalty term and royalty rate has no effect on our cash flows as we previously sold our right to receive these royalty payments to RPI pursuant to the 2012 Purchase and Sale Agreement.
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
On December 30, 2020, we received aggregate cash proceeds of $150.0 million for the sale of the 2020 Transaction Royalties. As part of the sale, we incurred approximately $3.8 million in transaction costs, which are amortized to interest expense over the estimated life of the 2020 Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from these products, as a result of the limits on the 2020 Transaction Royalties to be received by HCR and our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these non-cash royalties as revenue, commencing with royalties for the three months ended December 31, 2020, which HCR received in the three months ended March 31, 2021. We recorded the $150.0 million in proceeds from this transaction as a liability (the 2020 Royalty Obligation) that is amortized using the effective interest method over the estimated life of the 2020 Purchase and Sale Agreement.
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
    The following table presents our estimates of the annual interest rates over the lives of the agreements and the resulting prospective interest rates used to recognize non-cash interest expense for the three and nine months ended September 30, 2021 and 2020.

	2012 Purchase and Sale Agreement		2020 Purchase and Sale Agreement
	Three and nine months ended September 30,		Three and nine months ended September 30,
	2021	2020	2021
Interest rates - end of period presented
Implicit interest rate over the life of the agreement	20.2%	20.2%	16.0%
Prospective effective interest rate	48.0%	48.0%	16.0%

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
Note 6 — Commitments and Contingencies
Legal Matters
From time to time, we are involved in lawsuits, arbitration, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of our operations of that period and on our cash flows and liquidity.
In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv—66-7-HSG, which we refer to as the Mulquin action). The Mulquin plaintiffs have challenged public statements Nektar made, between January 2017 and June 2018, about the clinical trials of bempegaldesleukin. The Mulquin complaint was amended in May 2019. The defendants moved to dismiss and the court granted the motion without prejudice in July 2020. The Mulquin plaintiffs again amended their complaint and the defendants again moved to dismiss. In December 2020, the court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 and appellate briefing in the U.S. Court of Appeals for the Ninth Circuit was completed in September 2021. Oral argument is scheduled for December 10, 2021.
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
A second set of derivative actions was filed in February 2020 in the U.S. District Court for the Northern District of California (Case No. 4:20-cv-01088-JSW). The derivative actions in California were consolidated and the Company moved to dismiss on the basis that the plaintiffs had neither made a demand on the Company’s board of directors nor shown that a demand would be futile. On September 1, 2021, the court dismissed the action with prejudice.

A third derivative complaint was filed in February 2021 in the Court of Chancery of the State of Delaware (C.A. No. 2021-0118-PAF). The parties agreed to stay further proceedings in this action until thirty days after the U.S. Court of Appeals for the Ninth Circuit’s final resolution of the appeal in the Mulquin action.
Given the nature and status of these securities class action lawsuits and derivative complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Condensed Consolidated Balance Sheets at either September 30, 2021 or December 31, 2020.
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
To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification obligations, representations or warranties. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Condensed Consolidated Balance Sheets at either September 30, 2021 or December 31, 2020.

Note 7 — Fair Value Measurement
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy and the valuation techniques we utilized to determine such fair value:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate notes and bonds	$—	$329,339	$—	$329,339
Corporate commercial paper	—	555,924	—	555,924
Obligations of U.S. government agencies	—	5,882	—	5,882
Money market funds	48,336	—	—	48,336
Total assets	$48,336	$891,145	$—	$939,481
Liabilities:
Development derivative liability	$—	$—	$21,387	$21,387

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Corporate notes and bonds	$—	$687,469	$—	$687,469
Corporate commercial paper	—	313,497	—	313,497
Obligations of U.S. government agencies	—	2,382	—	2,382
Money market funds	179,302	—	—	179,302
Total assets	179,302	$1,003,348	$—	$1,182,650
Liabilities:
Development derivative liability	$—	$—	$—	$—
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

    We use a market approach to value our Level 2 investments. The disclosed fair value related to our investments is based on market prices from a variety of industry standard data providers and generally represents quoted prices for similar assets in active markets or has been derived from observable market data. For the nine months ended September 30, 2021, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

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
In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Partner	Drug or Drug Candidate	2021	2020	2021	2020
Bristol-Myers Squibb Company	Bempegaldesleukin	$—	$—	$—	$50,000
Eli Lilly and Company	NKTR-358	—	—	—	1,259
Other		314	1,631	396	4,162
Total license, collaboration and other revenue		$314	$1,631	$396	$55,421
During the three and nine months ended September 30, 2021, we recognized $19.4 million and $58.7 million, respectively, of revenue for performance obligations that we had satisfied in prior periods. During the three and nine months ended September 30, 2020, we recognized $22.7 million and $109.4 million, respectively, of revenue for performance obligations that we had satisfied in prior periods. These amounts include all of our royalty revenue and non-cash royalty revenue, as well as the $50.0 million in milestones, respectively, recognized under our BMS Collaboration Agreement during the nine months ended September 30, 2020, as further described below, because we had previously completed our performance obligations of granting the licenses.
As of September 30, 2021, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Eli Lilly and Company described below. In addition, under our collaboration agreements we are entitled to receive contingent sales milestone payments, other contingent payments and royalty payments, as described below.
There have been no material changes to our collaboration agreements in the three and nine months ended September 30, 2021.
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

On January 9, 2020, we and BMS entered into Amendment No. 1 (the Amendment) to the BMS Collaboration Agreement. Pursuant to the Amendment, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. The cost sharing under the BMS Collaboration Agreement remains unchanged. We received a non-refundable, creditable milestone payment of $25.0 million for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial on January 30, 2020, which we recognized in the three months ended March 31, 2020. We also received a non-refundable, non-creditable milestone payment of $25.0 million for the achievement of the first patient, first visit in the registrational adjuvant melanoma trial on July 27, 2020, which we recognized in the three months ended June 30, 2020. For the creditable milestone, BMS is entitled to deduct the amount paid from future development milestones due to us under the original agreement.
Other than these two milestones which we recognized during 2020, we continue to exclude the other milestones of up to $1.8 billion from the transaction price as of September 30, 2021 due to the significant uncertainties involved with clinical development and regulatory approval. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808, and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our costs as a reduction of research and development expense and our reimbursement of BMS’ costs as research and development expense. During the three and nine months ended September 30, 2021, we recorded $24.3 million and $76.5 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. During the three and nine months ended September 30, 2020, we recorded $29.2 million and $93.8 million, respectively, as a reduction of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. As of September 30, 2021, we have recorded an unbilled receivable of $24.9 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
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
Although we are entitled to significant development milestones under this arrangement, through September 30, 2021, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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
Note 9 — Stock-Based Compensation
We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$688	$744	$2,131	$2,168
Research and development	14,138	14,212	41,779	43,826
General and administrative	9,831	8,711	28,359	25,255
Impairment of assets and other costs for terminated program	—	—	—	1,025
Total stock-based compensation	$24,657	$23,667	$72,269	$72,274
The stock-based compensation expense reported in impairment of assets and other costs for terminated program resulted from executive severance.
We issued stock-based awards our common stock as follows (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Options granted	397	233	674	282
Weighted-average grant-date fair value of options granted	$9.36	$11.64	$9.72	$11.68
RSUs granted	727	693	1,614	1,213
Weighted-average grant-date fair value of RSUs granted	$16.48	$21.56	$17.98	$21.04
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
For the three and nine months ended September 30, 2021 and 2020, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three and nine months ended September 30, 2021 and 2020, potentially dilutive securities consisted of weighted-average common shares underlying outstanding stock options and RSUs as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Potentially dilutive securities	17,634	16,575	18,454	17,499

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
Our next most advanced I-O program is NKTR-255. NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8+ memory T cells. Recombinant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular toxicity molecules as well as to enhance CAR-T therapies. We have initiated a Phase 1 dose escalation and expansion clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. At the 2020 Society for Immunotherapy of Cancer Annual Meeting, we reported early findings from the Phase 1 dose escalation study that demonstrated expansion of NK and CD8+ T cells in patients with multiple myeloma and non-Hodgkin lymphoma. In addition, we announced on September 21, 2021, that we had entered into a new oncology clinical collaboration with Merck KGaA Darmstadt, Germany and Pfizer Inc. to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study.
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
In virology, we received on October 22, 2020, FDA clearance for an Investigational New Drug application for bempegaldesleukin to be evaluated in a Phase 1b clinical study in adult patients who have been diagnosed with mild COVID-19 infection. The study design allows us to evaluate whether bempegaldesleukin’s adaptive immune-stimulating mechanism to promote priming and proliferation of T cells and NK cells could be useful in the emerging treatment options for COVID-19. Enrollment in the Phase 1b randomized, double-blind, placebo-controlled trial began in November 2020 and has been completed. We have also entered into a preclinical research collaboration with Gilead to test the combination of NKTR-255 with therapies in Gilead’s antiviral portfolio.
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
Up until September 30, 2020, we received royalties and milestones from two approved drugs: MOVANTIK®, for which we have a collaboration with AstraZeneca; and ADYNOVATE®, for which we have a collaboration agreement with Baxalta (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.). MOVANTIK® is an oral, peripherally-acting mu-opioid antagonist for the treatment of opioid-induced constipation in adult patients with non-cancer pain which was approved by the FDA and subsequently launched in March 2015 (wherein in the EU, MOVANTIK® is sold as MOVENTIG® and is indicated for the treatment of opioid-induced constipation in adult patients who have an inadequate response to laxatives, which was approved by health authorities in the EU and many other countries beginning in 2014). ADYNOVATE®, a half-life extension product of Factor VIII was approved by the FDA in late 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A (wherein in the EU, ADYNOVATE® is sold as ADYNOVI® and was approved by health authorities in the EU in January 2018, and has also been approved in many other countries).

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

Effects of the COVID-19 Pandemic

In March 2020, COVID-19, the disease resulting from a novel strain of coronavirus infection, was declared a global pandemic. Many countries, including the United States and India, initially took steps such as restricting travel, closing schools, and issuing shelter-in-place orders to slow or moderate the spread of the virus. More recently, states and countries have adopted individualized approaches to respond to the COVID-19 pandemic. In particular, the emergence of new variants of the coronavirus, such as the Delta variant, and local resurgences in number and rates of infections, and the further spread of the virus may result in the return of prior restrictions or the institution of restrictions in the affected areas, which could have an adverse effect on our business, including our clinical trial timelines. We have been monitoring our supply chains for any disruptions or constraints caused by the COVID-19 pandemic. To date, we have not experienced any impacts on our supply, but ongoing global shortages in labor, raw materials and equipment could limit our ability to manufacture our products or to supply drug candidates for our clinical trials, or delay our research and development efforts. It remains unclear how long the negative impacts caused by the coronavirus will continue into the future.
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
Specifically, for the ongoing registrational clinical trials studying the combination of bempegaldesleukin and Opdivo® in cancer indications being led by Nektar (such as adjuvant melanoma, RCC and first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer), although the COVID-19 pandemic has not had a significant impact on timelines for these trials, the future impact of the COVID-19 pandemic on these trials is very difficult to predict and, with regard to individual clinical trial sites within these studies, will likely vary by the geographic region in which they are located.
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
With regard to Nektar’s ongoing Phase 1/2 clinical study of NKTR-262 in patients with solid tumors, this study has largely remained on schedule although we have experienced some challenges with new investigator site initiations. Nektar’s Phase 1 clinical study of NKTR-255 in patients with relapsed/refractory hematologic malignancies has enrolled slower than anticipated due to challenges caused by the COVID-19 pandemic, and the dose-escalation monotherapy portion of the study is expected to be completed in the first quarter of 2022. For both of these Nektar-run clinical programs, the ongoing COVID-19 pandemic could still impact investigator site initiations and trial enrollment despite our mitigation efforts.

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

Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans through at least the next twelve months. As of September 30, 2021, we had approximately $955.3 million in cash and investments in marketable securities.
Results of Operations
Three and Nine Months Ended September 30, 2021 and 2020
Revenue (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Product sales	$5,194	$5,691	$(497)	(9)%
Royalty revenue	—	12,289	(12,289)	(100)%
Non-cash royalty revenue related to sales of future royalties	19,413	10,422	8,991	86%
License, collaboration and other revenue	314	1,631	(1,317)	(81)%
Total revenue	$24,921	$30,033	$(5,112)	(17)%

	Nine Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Product sales	$17,835	$14,620	$3,215	22%
Royalty revenue	—	31,411	(31,411)	(100)%
Non-cash royalty revenue related to sales of future royalties	58,667	28,001	30,666	>100%
License, collaboration and other revenue	396	55,421	(55,025)	(99)%
Total revenue	$76,898	$129,453	$(52,555)	(41)%
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
Product sales increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to an increase in product demand from our collaboration partners. We expect product sales for the full year of 2021 to increase compared to 2020 due to increased demand from our collaboration partners.
Royalty Revenue
As discussed in Note 5 to our Condensed Consolidated Financial Statements, on December 16, 2020, we entered into the 2020 Purchase and Sale Agreement with entities managed by Healthcare Royalty Management, LLC (collectively, HCR), under which we sold to HCR certain of our rights to receive royalty payments arising on worldwide net sales of MOVANTIK®, ADYNOVATE® and REBINYN® beginning October 1, 2020. As a result, we recognized royalty revenue for these products for the three and nine months ended September 30, 2020, and recognized these royalties as non-cash royalty revenue for the three and nine months ended September 30, 2021. Please see Note 5 to our Condensed Consolidated Financial Statements for additional information on the 2020 Purchase and Sale Agreement.
We do not expect to recognize any royalty revenue during 2021, because we will recognize all such royalties as non-cash royalty revenue as a result of the 2020 Purchase and Sale Agreement.
Non-cash Royalty Revenue Related to Sales of Future Royalties
For a discussion of our Non-cash royalty revenue, please see our discussion below “Non-Cash Royalty Revenue and Non-Cash Interest Expense.”
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
During the three months ended March 31, 2020, we recognized $25.0 million in license, collaboration and other revenue for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial under the BMS Collaboration Agreement. During the three months ended June 30, 2020, we recognized $25.0 million in license, collaboration and other revenue for the milestone for the first patient, first visit in the registrational adjuvant melanoma trial, also under the BMS Collaboration Agreement. Accordingly, license, collaboration and other revenue decreased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the recognition of these milestones. We expect that our license, collaboration and other revenue will decrease significantly for the full year of 2021 compared to 2020 as a result of the recognition of these milestones during 2020.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for discussion of the risks associated with the complex nature of our collaboration agreements.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Cost of goods sold	$5,311	$5,570	$(259)	(5)%
Product gross profit (1)	(117)	121	(238)	<(100%)
Product gross margin	(2)%	2%

	Nine Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Cost of goods sold	$18,734	15,154	$3,580	24%
Product gross profit (1)	(899)	(534)	(365)	(68)%
Product gross margin	(5)%	(4)%
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
Product gross margin was negative for the three and nine months ended September 30, 2021 and the nine months ended September 30, 2020. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales from reagent materials supplied to the partner where our sales are less than our fully burdened manufacturing cost, we also receive royalty revenue from this collaboration. In the three and nine months ended September 30, 2021 and 2020, the royalty revenue from this collaboration exceeded the related negative gross profit.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We currently expect product gross margin to be negative in 2021 as a result of the manufacturing arrangement described above.
Research and Development Expense (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Research and development expense	$103,738	$100,531	$3,207	3%

	Nine Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Research and development expense	$300,655	$305,954	$(5,299)	(2)%
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
Research and development expense was generally consistent for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively. Research and development expense increased for our independent development of bempegaldesleukin outside of the BMS Collaboration Agreement, including our registrational Phase 2/3 trial in head and neck cancer under our co-development agreement with SFJ and our Phase 1b trial in COVID-19. Research and development expense decreased under our BMS Collaboration Agreement because we have fully enrolled our registrational trials in first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer and first-line metastatic renal cell carcinoma and because we completed certain manufacturing activities for bempegaldesleukin in 2020. These decreases were partially offset by an increase in expense for our Phase 3 adjuvant melanoma trial under the BMS Collaboration Agreement. Under the BMS Collaboration Agreement, BMS generally bears 67.5% of development costs for bempegaldesleukin in combination with Opdivo® and 35% of costs for manufacturing bempegaldesleukin. As a result of the decrease in expense under the BMS Collaboration Agreement, the net reductions recorded to research and development expense for BMS’s reimbursements of our costs decreased from $29.2 million for the three months ended September 30, 2020 to $24.3 million for the three months ended September 30, 2021, and from $93.8 million for the nine months ended September 30, 2020 to $76.5 million for the nine months ended September 30, 2021. Please see Note 8 to our Condensed Consolidated Financial Statements for additional information regarding our BMS Collaboration Agreement.
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

We expect research and development expense for 2021 to slightly increase compared to 2020. In addition to our studies of bempegaldesleukin both within and outside of the BMS Collaboration Agreement, we are collaborating with Lilly to develop NKTR-358, and Lilly will be conducting the recently started Phase 2 studies and other ongoing studies in 2021, for which we are responsible for 25% of costs. We are continuing to enroll patients in the expansion cohorts of the Phase 1/2 study for NKTR-262 in combination with bempegaldesleukin. We will continue our Phase 1/2 dose-escalation and expansion studies for NKTR-255 in multiple myeloma, non-Hodgkin lymphoma, relapsed or refractory head and neck squamous cell carcinoma, and colorectal cancer. The timing and amount of our future clinical investments will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.
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
As noted above, the evolving situation around the COVID-19 pandemic has had varying impacts on the clinical testing of our proprietary drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the pandemic. We have experienced delays of approximately three months for some Nektar-run, earlier-stage clinical studies and given the evolving situation around the COVID-19 pandemic it is possible there could be additional delays in the future. In addition, for certain clinical studies involving our proprietary drug candidates that are run by our partners, study timelines have been delayed at least three to six months, and given the evolving situation around the COVID-19 pandemic, it is possible there could be additional delays in the future. As a result of these delays and potential delays, we may incur additional costs associated with these clinical trials. At this time, we cannot estimate if such increases would have a material effect on our results of operations or financial position.
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

General and Administrative Expense (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
General and administrative expense	$29,468	$26,982	$2,486	9%

	Nine Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
General and administrative expense	$90,702	$77,546	$13,156	17%
General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. General and administrative expense increased during the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020, primarily due to increased personnel and third-party costs as we begin a stage-appropriate build of our commercial capability to co-commercialize bempegaldesleukin with BMS. We expect general and administrative expenses in the full year of 2021 to increase compared to 2020 for the same reason.
Impairment of Assets and Other Costs for Terminated Program (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Impairment of assets and other costs for terminated program	$—	$—	$—	—%

	Nine Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Impairment of assets and other costs for terminated program	$—	$45,189	$(45,189)	(100)%
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

Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Three Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
2012 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$8,904	$10,422	$(1,518)	(15)%
Non-cash interest expense on liability related to sale of future royalties	$7,564	$8,425	$(861)	(10)%
2020 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$10,509	$—	$10,509	>100%
Non-cash interest expense on liability related to sale of future royalties	$5,237	$—	$5,237	>100%
Total non-cash royalty revenue related to sale of future royalties	$19,413	$10,422	$8,991	86%
Total non-cash interest expense on liability related to sale of future royalties	$12,801	$8,425	$4,376	52%

	Nine Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
2012 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$27,744	$28,001	$(257)	(1)%
Non-cash interest expense on liability related to sale of future royalties	$23,042	$22,084	$958	4%
Interest rates - end of period presented
Implicit interest rate over the life of the agreement	20.2%	20.2%
Prospective effective interest rate	48.0%	48.0%
2020 Purchase and Sale Agreement:
Non-cash royalty revenue related to sale of future royalties	$30,923	$—	$30,923	>100%
Non-cash interest expense on liability related to sale of future royalties	$16,144	$—	$16,144	>100%
Interest rates - end of period presented
Implicit interest rate over the life of the agreement	16.0%	N/A
Prospective effective interest rate	16.0%	N/A
Total non-cash royalty revenue related to sale of future royalties	$58,667	$28,001	$30,666	>100%
Total non-cash interest expense on liability related to sale of future royalties	$39,186	$22,084	$17,102	77%
As discussed in Note 5 to our Condensed Consolidated Financial Statements, we recognize non-cash royalty revenue for the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement.
2012 Purchase and Sale Agreement
Non-cash royalty revenue for the 2012 Purchase and Sale Agreement decreased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and is consistent between the nine months ended September 30, 2021 and September 30, 2020. Non-cash interest expense for the 2012 Purchase and Sales Agreement decreased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 but increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. When forecasted future revenues rise, this results in an increase to the estimated implicit interest rate over the life of the transaction, which, in turn, increases the prospective effective interest rate in the current and future periods. The estimated implicit rate increased from the six months ended June 30, 2020 to the three months ended September 30, 2020 due to an increase in estimated future net sales of CIMZIA®, which resulted in an increase in the prospective effective interest rate that we use to recognized non-cash interest expense. We have not subsequently adjusted the implicit or prospective interest rates since this increase in the three months ended September 30, 2020.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the non-cash interest expense. To date, we have amortized $52.8 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $61.2 million of the net proceeds, since RPI receives all of the benefits of the increases in future royalties. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively.
2020 Purchase and Sale Agreement
As discussed in Note 5 to our Condensed Consolidated Finance Statements and above under Royalty Revenue, we sold our rights to receive royalties for MOVANTIK®, ADYNOVATE® and REBINYN® for sales beginning on October 1, 2020, and therefore we recognized non-cash royalty revenue and non-cash interest expense for the three and nine months ended September 30, 2021, but did not recognize non-cash royalty revenue and non-cash interest expense for the three and nine months ended September 30, 2020. Similarly, non-cash royalty revenue and non-cash interest expense will increase for 2021 compared to 2020. Our estimate of the imputed interest rate reflects our estimates for sales of MOVANTIK®, ADYNOVATE® and REBINYN®, which result in meeting the 2025 Threshold. Because the 2025 Threshold of $210.0 million and the increase in the threshold to $240.0 million (if the 2025 Threshold is not timely achieved) limit the amount of royalties payable to HCR, the potential for the implicit interest rate to vary is more limited. Instead, we will receive the benefit of net sales if they exceed the threshold, but do not bear risk of loss or payments to HCR if royalties are less than expected.

Change in fair value of development derivative liability

	Three Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Change in fair value of development derivative liability	$3,328	$—	$3,328	>100%

	Nine Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Change in fair value of development derivative liability	$7,640	$—	$7,640	>100%
As discussed in Note 4 to our Condensed Consolidated Financial Statements, we remeasure the development derivative liability under our co-development agreement with SFJ to fair value at each reporting date. The change in fair value recorded for the three and nine months ended September 30, 2021 primarily reflects the accretion of the scenario-based probability-adjusted discounted cash flows of our obligation to potentially pay Success Payments to SFJ using our imputed borrowing rate of 12.2%, net of the accretion of SFJ’s obligation to fund the SCCHN Clinical Trial, using SFJ’s estimated borrowing rate of 1.0%. We review our estimates at each reporting period, and, in particular, in future periods, as information becomes available, such as the applicable clinical trial results and FDA approval decisions, we will re-evaluate our probability of success estimates related to achieving FDA approval for bempegaldesleukin in the Melanoma Indication, the SCCHN Indication and one additional indication, and will record a corresponding increase or decrease in the fair value of the development derivative liability. Additionally, in future periods, we may adjust our estimate of the probability of a successful interim futility analysis and we will record a corresponding decrease or increase to the fair value of the development derivative liability, reflecting the increase or decrease (as applicable) in the likelihood of SFJ’s resulting obligation to complete the full SCCHN Clinical Trial. Such changes in the probabilities of success may result in a material expense or benefit in the period when the information is received. However, based on current clinical timelines, we do not expect material changes to our probability of success assumptions during 2021, and, therefore, we expect to recognize primarily the accretion expense on the discounted cash flows discussed above. See Note 4 for additional information about the development derivative liability.

Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest income and other income (expense), net	$131	$2,910	$(2,779)	(95)%

	Nine Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest income and other income (expense), net	$2,388	$16,453	$(14,065)	(85)%
Interest income and other income (expense) decreased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 due to lower investment balances which have been utilized to fund our operations as well as decreases in market interest rates. The effective interest rate earned on investments which we purchased after the COVID-19 pandemic began has been significantly lower than historical interest rates, and we expect this trend to continue. We expect that our interest income and other income (expense), net will decrease for 2021 compared to 2020 for these same reasons.
Interest Expense (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest expense	$—	$—	$—	—%

	Nine Months Ended September 30,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest expense	$—	$6,851	$(6,851)	(100)%
Interest expense during the nine months ended September 30, 2020 consisted of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes, which we repaid on April 13, 2020. As a result, we incurred no interest expense after the repayment date.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from product sales, royalties and strategic collaboration agreements, as well as public offering and private placements of debt and equity securities. At September 30, 2021, we had approximately $955.3 million in cash and investments in marketable securities.
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

Cash flows from operating activities
Cash flows used in operating activities for the nine months ended September 30, 2021 totaled $261.1 million.
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
Cash flows from investing activities
During the nine months ended September 30, 2021, the maturities and sales of our investments, net of purchases, totaled $91.7 million, which we used to fund our operations.
During the nine months ended September 30, 2020, the maturities and sales of our investments, net of purchases, totaled $409.0 million, which we used to fund our operations and repay our senior notes.
We paid $9.1 million and $5.5 million for the purchase or construction of property, plant and equipment in the nine months ended September 30, 2021 and 2020, respectively.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $31.4 million and $20.7 million in the nine months ended September 30, 2021 and 2020, respectively. Additionally, during the nine months ended September 30, 2021, we received $2.3 million from SFJ pursuant to our co-development agreement.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at September 30, 2021 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related shelter-in-place requirements, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
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
Our stock price is volatile. During the three months ended September 30, 2021, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $13.07 to $18.84 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations.
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
As of September 30, 2021, we had cash and investments in marketable securities valued at approximately $955.3 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
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
For the nine months ended September 30, 2021, we reported a net loss of $378.2 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.
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
The COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties with whom we seek important goods and services. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties fully due to the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Furthermore, delays and disruptions experienced by our collaborators or other third parties due to the COVID-19 pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect clinical development or regulatory approvals of our biologic candidates. We have been monitoring our supply chains for any disruptions or constraints caused by the COVID-19 pandemic. To date, we have not experienced any supply impact. However, if we, our collaborators or any third parties which we rely on are adversely effected by any supply disruptions or shortages in raw materials and equipment caused by the COVID-19 pandemic, our ability to manufacture our products and to supply drug candidates for our clinical trials could be negatively impacted, which could harm our business prospects, results of operations and financial condition.
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
We are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. In 2018, in response to notices AstraZeneca and we received from the generic companies, Apotex (Apotex Inc. and Apotex Corp.), MSN Laboratories Pvt. Ltd., (MSN) and Aurobindo Pharma USA INC. (Aurobindo) alerting us that they had filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of MOVANTIK® (Paragraph IV Certifications), AstraZeneca and we together filed patent infringement suits against each of these generic companies. In these Paragraph IV Certifications, all three generic companies only alleged that one patent, U.S. Patent No. 9,012,469, is invalid, unenforceable and/or not infringed by the manufacture, use or sale of their respective generic products. At this time, none of the other five Orange Book listed patents associated with MOVANTIK® are being challenged by these generics companies. On March 25, 2021, RedHill BioPharma (sublicensee of AstraZeneca’s global commercialization rights for

MOVANTIK®, excluding Europe and Canada), AstraZeneca and Nektar entered into a settlement and license agreement with MSN pursuant to which the parties agreed to file a stipulation and order to dismiss the lawsuit to conclude the litigation with respect to MSN, and MSN agreed not to sell a generic version of MOVANTIK® in the U.S. until October 1, 2030, subject to certain conditions. On July 20, 2021, RedHill BioPharma, AstraZeneca and Nektar also entered into a settlement and license agreement with Apotex pursuant to which the parties agreed to file a stipulation and order to dismiss the lawsuit to conclude the litigation with respect to Apotex, and Apotex agreed not to sell a generic version of MOVANTIK® in the U.S. until October 1, 2030, subject to certain conditions. On September 20, 2021, RedHill BioPharma, AstraZeneca and Nektar also entered into a settlement and license agreement with Aurobindo pursuant to which the parties agreed to file a stipulation and order to dismiss the lawsuit to conclude the litigation with respect to Aurobindo, and Aurobindo agreed not to sell a generic version of MOVANTIK® in the U.S. until April 1, 2031, subject to certain conditions and which concluded all ongoing patent litigation relating to the ANDAs. On June 5, 2020, UCB Pharma S.A. and Celltech R&D Limited (collectively UCB) served notice of a Declaratory Judgment of Patent Invalidity proceeding filed in the United States District Court for the District of Delaware seeking a declaration of invalidity of specified U.S. patents owned by Nektar and licensed to UCB and initiated similar actions in other jurisdictions. Effective October 13, 2021, UCB and we entered into a Settlement Agreement pursuant to which, in exchange for UCB's withdrawal of its litigation, UCB and we agreed to a reduction in the royalty term and annual decreases in the royalty rate over the remaining royalty term. We are also involved in ongoing litigation with Aether Therapeutics Inc., who in March 2020 filed a complaint against AstraZeneca, Nektar and Daiichi-Sanko, Inc. alleging that MOVANTIK® infringes U.S. Patent Nos. 6,713,488, 8,748,448, 8,883,817 and 9,061,024.
We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review and re-examination proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our biologic candidates and platform technologies.
We are involved in legal proceedings other than those related to intellectual property. In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv—66-7-HSG, which we refer to as the Mulquin action). The Mulquin plaintiffs have challenged public statements Nektar made, between January 2017 and June 2018, about clinical trials of bempegaldesleukin. The Mulquin complaint was amended in May 2019. The defendants moved to dismiss and the court granted the motion without prejudice in July 2020. The Mulquin plaintiffs again amended their complaint and the defendants again moved to dismiss. In December 2020, the court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 and appellate briefing in the U.S. Court of Appeals for the Ninth Circuit was completed in September 2021. Oral argument is scheduled for December 10, 2021.
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
A second set of derivative actions was filed in February 2020 in the U.S. District Court for the Northern District of California (Case No. 4:20-cv-01088-JSW). The derivative actions in California were consolidated and the Company moved to dismiss on the basis that the plaintiffs had neither made a demand on the Company’s board of directors nor shown that a demand would be futile. On September 1, 2021, the court dismissed the action with prejudice.

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
Given the nature and status of these securities class action lawsuits and derivative complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at September 30, 2021.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2021.
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
5.     Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on
December 21, 2020.
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
Date: November 4, 2021

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen Senior Vice President, Finance and Chief Accounting Officer
Date: November 4, 2021