Form 10-K
period 2021-12-31
NEKTAR THERAPEUTICS
filed 2022-03-01
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________________________
Form 10-K
___________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, as reported on The NASDAQ Global Select Market, was approximately $3.1 billion.
As of February 23, 2022, the number of outstanding shares of the registrant’s common stock was 186,274,156.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive Proxy Statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS
2021 ANNUAL REPORT ON FORM 10-K

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
◦significant competition for our polymer conjugate chemistry technology platforms and our products and drug candidates could make our technologies, drug products or drug candidates obsolete or uncompetitive;
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
•Risks Related to the COVID-19 Pandemic:
◦our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic. While the COVID-19 pandemic has not had a material adverse effect on our current operations, the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and resurgences in number and rates of infections, and shortages in raw materials and equipment and other supply chain disruptions, could have a material negative impact on our business and our clinical trial timelines.

•Risks Related to Supply and Manufacturing:
◦if we or our contract manufacturers are not able to manufacture drugs or drug substances in sufficient quantities that meet applicable quality standards, our business, financial condition and results of operations could be harmed; and
◦we purchase some of the starting material for drugs and drug candidates from a single source or a limited number of suppliers, and the partial or complete loss of one of these suppliers could cause delays, loss of revenue and contract liability.
•Risks Related to Business Operations:
◦if we are unable to create robust sales, marketing and distribution capabilities or to enter into agreements with third parties to perform these functions, we will be unable to commercialize our drug candidates successfully.
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
◦patents may not issue from our patent applications for our drug candidates, patents that have issued may not be enforceable, or additional intellectual property licenses from third parties may be required, which may not be available to us on commercially reasonable terms; and
◦from time to time, we are involved in legal proceedings and may incur substantial litigation costs and liabilities that could adversely affect our business, financial condition and results of operations.
In addition to the above-mentioned risks, our business is subject to a number of additional risks faced by businesses generally.

PART I
Item 1. Business
    Nektar Therapeutics is a research-based biopharmaceutical company focused on discovering and developing innovative medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes potential therapies for oncology, immunology and virology. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term stockholder value.
Our Drug Candidates and Technology Platform
We have a targeted portfolio of novel drug candidates aimed at selectively modulating pathways within the immune system that play critical roles in a wide range of serious diseases, including oncology, immunology and virology. In oncology, we are focused on activating the immune system’s natural tumor-fighting mechanisms, and we are studying several immuno-oncology (I-O) drug candidates in the clinic for a variety of cancer indications. These proprietary I-O candidates include bempegaldesleukin, NKTR-255 and NKTR-262, each in combination with one or more other therapeutic agents.
In immunology, we are focused on addressing imbalances in the immune system to restore the body’s self-tolerance mechanisms and achieve immune homeostasis. In autoimmune disorders, our proprietary IL-2 T-regulatory (Treg) cell stimulator NKTR-358 is currently being clinically studied in systemic lupus erythematosus, ulcerative colitis, psoriasis and atopic dermatitis.
In virology, we believe selective immuno-modulators can be useful in addressing viral infections in people. Our programs in this area include studying bempegaldesleukin in treating individuals affected with COVID-19, and a preclinical research collaboration with Gilead Sciences Inc. (Gilead) to test the combination of NKTR-255 with therapies in Gilead’s antiviral portfolio.
Our drug candidates are generated from our advanced and proven polymer conjugation technology platform. Polymer conjugation or PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta® (pegfilgrastim) and UCB’s CIMZIA® (certolizumab pegol). Nearly all of the PEGylated drugs approved over the last fifteen years were enabled with our PEGylation technology through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies. PEGylation is a versatile technology as a result of polyethylene glycol (PEG) being a water soluble, amphiphilic, non-toxic, non-immunogenic compound that has been shown to safely clear from the body. Its primary use to date has been in currently approved biologic drugs to favorably alter their pharmacokinetic or pharmacodynamic properties. However, in spite of its widespread success in commercial drugs, there are some limitations with the first-generation PEGylation approaches that have been used with biologics. For example, these first generation techniques cannot be used successfully to create small molecule drugs which could potentially benefit from the application of the technology. Other limitations of the early applications of PEGylation technology include sub-optimal bioavailability and bioactivity, and its limited ability to be used to fine-tune properties of the drug.
    With our expertise and proprietary technology in polymer conjugation, we have created the next generation of PEGylation technology. Our advanced polymer conjugation technology platform is designed to overcome the limitations of first generation techniques to allow for the application of technology to a broader range of molecules across many therapeutic areas. We have also developed robust manufacturing processes for generating second generation PEGylation reagents that allow us to utilize the full potential of these newer technologies.
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
    We have a broad range of technologies that we may use when designing our own drug candidates, some of which are further described below.
Large Molecule Releasable Polymer Conjugates (Cytokines)
    Our customized technologies with large molecule polymer conjugates can be applied to biologics, in particular cytokines, which utilize the polymer as a means to bias action to a certain receptor or receptor sub-type. In addition, a cytokine’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is bempegaldesleukin, which is a CD122-preferential IL-2 pathway agonist designed to stimulate the patient’s own immune system to fight cancer, without over-activating the immune system, with an every two or every three-week dosing schedule.
Large Molecule Polymer Conjugates (Proteins and Peptides)
    Our customized technologies with large molecule polymer conjugates have enabled numerous successful PEGylated biologics on the market today. Through rational drug design, a protein’s or peptide’s pharmacokinetics and pharmacodynamics can be substantially improved and its half-life can be significantly extended. An example of this is Baxalta’s ADYNOVATE®, a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A. In December 2016, the FDA expanded the approval of ADYNOVATE® for use in surgical settings for both adults and pediatric patients, and also for the treatment of Hemophilia A in pediatric patients under 12 years of age.
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
Small Molecule Releasable Polymer Conjugates
    Our proprietary releasable polymer conjugation technology can be used to optimize the pharmacokinetics and pharmacodynamics of a small molecule drug to substantially increase its efficacy and improve its side effect profile. We are currently using this platform for NKTR-262. For NKTR-262 and other oncolytics, we believe this platform can improve sub-optimal half-lives that limit therapeutic efficacy. With our releasable polymer conjugate technology platform, we believe that oncolytic drugs can be modulated for programmed release within the body, optimized bioactivity and increased sustained exposure of active drug to tumor cells in the body.
Small Molecule Polymer Conjugates
    Our customized technology for small molecule polymer conjugates allows for the fine-tuning of the physicochemical and pharmacological properties of small molecule oral drugs to potentially increase their therapeutic benefit. In addition, this technology can enable oral administration of subcutaneously or intravenously delivered small molecule drugs that have low bioavailability when delivered orally. The benefits of this technology can also include: improved potency, modified biodistribution with enhanced pharmacodynamics, and reduced transport across specific membrane barriers in the body, such as the blood-brain barrier. An example of reducing transport across the blood-brain barrier is MOVANTIK®, an orally-available peripherally-acting opioid antagonist that is approved in the United States, the EU and other countries.
Antibody Fragment Polymer Conjugates
    This technology uses a large molecular weight PEG conjugated to antibody fragments in order to potentially improve their toxicity profile, extend their half-life and allow for ease of synthesis with the antibody. The specially designed PEG replaces the function of the fragment crystallizable (Fc) domain of full length antibodies with a branched architecture PEG with either stable or degradable linkage. This technology can be used to reduce antigenicity, reduce glomerular filtration rate, enhance uptake by inflamed tissues, and retain antigen-binding affinity and recognition. One approved product on the market that utilizes our technology with an antibody fragment is CIMZIA® (certoluzimab pegol), which was developed by our partner UCB and is approved for the treatment of Crohn’s Disease and ankylosing spondylitis in the U.S., axial spondyloarthritis in the EU and psoriatic arthritis and rheumatoid arthritis in the U.S. and EU.
Our Strategy
    The key elements of our business strategy are described below:
Advance Our Clinical Pipeline of Drug Candidates that Leverages Our Deep Understanding of Immunology and Our Advanced Polymer Conjugate Platform
    Our objective is to create value by advancing our lead drug candidates through various stages of clinical development. To support this strategy, we leverage the expertise and experience within our internal research, preclinical, clinical development and regulatory departments. A key component of our development strategy is aimed at reducing the risks and time associated with drug development by capitalizing on the known safety and efficacy of existing drugs and drug candidates as well as established pharmacologic targets. For some of our novel drug candidates, we may seek to study the drug candidates in indications for which the parent drugs have not been studied or approved. We believe the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to existing therapies. In addition, in certain instances, we have the opportunity to develop new treatments for patients for which the parent drugs are not currently approved.
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
Continue to Build a Leading Intellectual Property Estate across Therapeutic Modalities
    We are committed to continuing to build on our intellectual property position to protect our scientific and therapeutic advances, whether in the I-O therapeutic area, the field of polymer conjugate chemistry or otherwise. To that end, we have a comprehensive patent strategy with the objective of developing a patent estate covering a wide range of novel inventions, including among others, compositions of matter (such as our drug candidates, formulations, conjugates, and polymeric materials), methods of treatment, and methods of manufacture.
Our Research and Development Programs
    The following table summarizes our drug candidates that are being developed by us or in collaboration with other pharmaceutical companies or independent investigators. The table includes the type of molecule or drug, the target indications for the drug candidate, and the status of the clinical development program.

Drug Candidate	Therapeutic Area	Status(1)

Bempegaldesleukin (CD122-preferential IL-2 pathway agonist)	Immuno-oncology	Phase 1, Phase 2, and Phase 3 studies ongoing in multiple indications
	Virology	Phase 1

NKTR-358 (cytokine Treg stimulant)	Autoimmune Disease	Phase 1 and Phase 2 studies ongoing in multiple indications

NKTR-255 (IL-15 receptor agonist)	Immuno-oncology	Phase 1 and Phase 1/2 studies ongoing in multiple indications
	Virology	Research/Preclinical

NKTR-262 (toll-like receptor agonist)	Oncology	Phase 1/2
_______________________________________________________________
(1)Status definitions are:
Phase 3 — drug candidate in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).
Phase 2 — a drug candidate in clinical trials to establish dosing and efficacy in patients.
Phase 1 — a drug candidate in clinical trials, typically in healthy subjects, to test safety.
Research/Preclinical — a drug candidate is being studied in research by way of in vitro studies and/or animal studies
Overview of Our Pipeline
Immuno-oncology (I-O)

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
On February 13, 2018, we entered into a Strategic Collaboration Agreement with BMS (as amended to date, the BMS Collaboration Agreement) that outlined a collaboration for the co-development and co-commercialization of bempegaldesleukin in combination regimens with BMS medicines including Opdivo®. On April 3, 2018, the closing date of the transaction, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased $850.0 million of our common stock at a purchase price of $102.60 per share pursuant to a Share Purchase Agreement (Purchase Agreement). We are eligible to receive additional cash payments up to a total of approximately $1.455 billion (including the milestones which we have already received under the BMS Collaboration Agreement) upon achievement of certain development and regulatory milestones, and up to a total of $350.0 million upon achievement of certain sales milestones.
The collaboration development plan (the Collaboration Development Plan) under the BMS Collaboration Agreement is evaluating bempegaldesleukin in combination with Opdivo® in ongoing registrational trials in first-line metastatic melanoma, adjuvant melanoma, first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), and muscle-invasive bladder cancer, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with either axitinib or cabozantinib in first line RCC in order to support a future Phase 3 registrational trial. We and BMS share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share clinical development costs for bempegaldesleukin in combination with Opdivo®, BMS 67.5% and Nektar 32.5%. For costs of manufacturing bempegaldesleukin, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. For indications not included in the Collaboration Development Plan, the parties are free to develop their own medicines in other indications subject to certain cost sharing, premium reimbursement, and timing terms and conditions.
Under the co-commercialization portion of the BMS Collaboration Agreement, we will book all worldwide sales and revenue for bempegaldesleukin. We and BMS will share global commercialization profits and losses for bempegaldesleukin, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. Each party bears their own non-product specific core commercialization infrastructure costs. We retain the final decision-making authority regarding the pricing for bempegaldesleukin. Bempegaldesleukin will be sold on a stand-alone basis and there will be no fixed-dose combinations or co-packaging without the consent of both parties. On January 12, 2022, we and BMS entered into an Amendment No. 2 to the BMS Collaboration Agreement pursuant to which we and BMS allocated certain responsibilities related to price negotiations and promotion, market access, patient support and related activities to each party. The commercial economics under the BMS Collaboration Agreement remain unchanged under this amendment.
Outside of the Collaboration Development Plan with BMS, we are also conducting a broad array of development activities evaluating bempegaldesleukin in combination with other agents that have potential complementary mechanisms of action. For example, as specifically allowed under the BMS Collaboration Agreement, we are independently studying bempegaldesleukin in combination with Keytruda®, a PD-1 inhibitor. We are also working with Vaccibody AS to evaluate bempegaldesleukin with Vaccibody's personalized cancer neoantigen vaccine in a Phase 1 proof-of-concept study.
On February 12, 2021, we entered into a financing and co-development collaboration (the SFJ Agreement) with SFJ Pharmaceuticals XII, L.P., a SFJ Pharmaceuticals Group company (SFJ), pursuant to which SFJ will pay up to $150.0 million in committed funding to support a Phase 2/3 study of bempegaldesleukin in combination with Keytruda® (pembrolizumab) for first-line treatment of patients with metastatic or unresectable recurrent squamous cell carcinoma of the head and neck (the SCCHN Clinical Trial) whose tumors express PD-L1 (the SCCHN Indication). SFJ Pharmaceuticals is a global drug development company backed by Blackstone Life Sciences and Abingworth. On February 11, 2021, we entered into a collaboration agreement with MSD International GmbH (MSD), an affiliate of Merck, Sharp & Dohme, pursuant to which MSD will provide Keytruda® at no cost for use in the SCCHN Clinical Trial but will not bear any other costs of the trial.
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
    With our non-BMS clinical collaborations for bempegaldesleukin, generally each party supports the collaboration based on its expertise and resources. For example, in February 2021, we entered into a clinical trial collaboration and supply agreement with Merck wherein we will receive supplies of Keytruda® at no cost to us. We expect to continue to make significant and increasing investments exploring the potential of bempegaldesleukin with mechanisms of action that we believe are synergistic with bempegaldesleukin based on emerging scientific findings in cancer biology and preclinical development work.
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

NKTR-255

NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of NK cells and induces survival of both effector and CD8 memory T cells. Recombindant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and the formation of long-term immunological memory, which may lead to sustained anti-tumor immune response. We have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. Additionally, we have entered into a separate preclinical research collaboration with Janssen to test the combination of NKTR-255 with therapies in Janssen’s oncology portfolio.
NKTR-262
    NKTR-262 is a small molecule agonist that targets toll-like receptors (TLRs) found on innate immune cells in the body. NKTR-262 is designed to overcome the body’s dysfunction of antigen-presenting cells (APCs), such as dendritic cells, which are critical to induce the body’s adaptive immunity and create antigen-specific cytotoxic T cells. NKTR-262 is being developed as a single intra-tumoral injection to be administered at the start of therapy with bempegaldesleukin in order to induce an abscopal response and achieve the goal of tumor regression in cancer patients treated with both therapies. We have completed the dose-escalation portion of a Phase 1/2 clinical study, which we call the REVEAL study, and the dose-expansion portion of the study is ongoing.

Immunology

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

On July 23, 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly), pursuant to which we and Lilly will co‑develop NKTR-358 (Lilly Agreement). Under the terms of the Lilly Agreement, we received an initial payment of $150.0 million in September 2017 and are eligible for up to $250.0 million in additional development and regulatory milestones. We are responsible for completing Phase 1 clinical development and certain drug product development and drug supply responsibilities assigned to us under the Lilly Agreement. We will share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. We will also have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the global Phase 3 development costs. We are eligible to receive up to double-digit sales royalty rates that escalate based upon our contribution to Phase 3 development costs and the level of global product annual sales. Lilly will be responsible for all costs of global commercialization and we have an option to co-promote in the U.S. under certain conditions.

We have completed a Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE). Lilly is conducting two Phase 1b studies in patients with psoriasis and atopic dermatitis, and initiated a Phase 2 study in SLE in October 2020 and a Phase 2 study in ulcerative colitis in March 2021. In addition, Lilly is planning to initiate a Phase 2 study in atopic dermatitis based on positive interim Phase 1b results in that indication and also plans to initiate another Phase 2 study in another immune-mediated disease.

Virology

Our drug candidates, bempegaldesleukin and NKTR-255, also have potential applications in the area of virology. With regard to bempegaldesleukin, we believe this drug candidate’s ability to directly increase the numbers of anti-viral CD4+, CD8+ and NK lymphocytes, which are known to be critical for the resolution of many viral infections in people, and specifically infections with respiratory coronaviruses in a variety of animal models, could be useful as a therapeutic in treating individuals affected with COVID-19. We completed a Phase 1b clinical trial of bempegaldesleukin plus standard of care for treatment of adults with mild COVID-19.

With regard to NKTR-255, we believe this drug candidate’s ability to activate and proliferate NK cells and memory CD8+ T cells to target activated CD4+ T cells can result in killing virus-infected cells. We have entered into a preclinical research collaboration with Gilead to test the combination of NKTR-255 with therapies in Gilead’s antiviral portfolio.

Collaboration Partner Programs

We have a number of other drug candidates in clinical development and approved products in collaboration with our partners where we invented the drug candidate or where our collaboration partners have licensed our proprietary intellectual property to enable one of their drug candidates. The following table outlines our collaborations with a number of pharmaceutical companies that currently license our intellectual property and, in some cases, purchase our proprietary PEGylation materials for their drug products. More than ten products using our PEGylation technology have received regulatory approval in the U.S. or Europe. There are also a number of other candidates that have been filed for approval or are in various stages of clinical development. These collaborations generally contain one or more elements including a license to our intellectual property rights and manufacturing and supply agreements under which we may receive manufacturing revenue, milestone payments, and/or royalties on commercial sales of drug products.

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
Phase 3 — drug candidate in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).
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
Overview of Ongoing Collaboration Partner Programs
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
In December 2020, pursuant to the 2020 Purchase and Sale Agreement we sold our rights to receive royalties on future worldwide new sales of ADYNOVATE®/ADYNOVI® and from the third party products under a right to sublicense agreement from and after October 1, 2020 until the purchaser of these rights has received payments equal to $210.0 million (the “2025 Threshold”), if the 2025 Threshold is achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold is not achieved on or prior to December 31, 2025 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made). All rights to receive royalties will return to Nektar once the 2020 Purchase and Sale Agreement expires. This 2020 Purchase and Sale Agreement is further discussed in Note 8 of our Consolidated Financial Statements.
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

    On September 16, 2014, the FDA approved MOVANTIK® as the first once-daily oral peripherally-acting mu-opioid receptor antagonist (PAMORA) medication for the treatment of OIC in adult patients with chronic, non-cancer pain. On December 9, 2014, the European Commission (EC), granted Marketing Authorisation to MOVENTIG® (the naloxegol brand name in the European Union (EU)) as the first once-daily oral PAMORA to be approved in the EU for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). The EC’s approval applies to all EU member countries plus Iceland and Norway. AstraZeneca launched the commercial sales of MOVANTIK® in the U.S. in March 2015 and MOVENTIG® in Germany, the first EU member country, in August 2015.
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
CIMZIA®, Agreement with UCB
    In December 2000, we entered into a license, manufacturing and supply agreement covering our proprietary PEGylation materials for use in CIMZIA® (certolizumab pegol) with Celltech Chiroscience Ltd., which was acquired by UCB in 2004. Under the terms of the agreement, UCB is responsible for all clinical development, regulatory, and commercialization expenses. We also manufacture and supply UCB with our proprietary PEGylation reagent used in the manufacture of CIMZIA® on a fixed price per gram. We were also entitled to receive royalties on net sales of the CIMZIA® product for the longer of ten years from the first commercial sale of the product anywhere in the world or the expiration of patent rights in a particular country. In February 2012, we sold our rights to receive royalties on all future worldwide net sales of CIMZIA® effective as of January 1, 2012 until the agreement with UCB is terminated or expires. This sale is further discussed in Note 8 of our Consolidated Financial Statements. Our agreement with UCB Pharma expires upon the expiration of all of UCB’s royalty obligations, provided that the agreement can be extended for successive two year renewal periods upon mutual agreement of the parties. In addition, UCB may terminate the agreement should it cease the development and marketing of CIMZIA® and either party may terminate for cause under certain conditions.
MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator), Agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.
    In December 2000, we entered into a license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (Roche), which was amended and restated in its entirety in December 2005. Pursuant to the agreement, we license our intellectual property related to our proprietary PEGylation materials for the manufacture and commercialization of Roche’s MIRCERA® product. MIRCERA® is a novel continuous erythropoietin receptor activator indicated for the treatment of anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis. As of the end of 2006, we were no longer required to manufacture and supply our proprietary PEGylation materials for MIRCERA® under our original agreement. In February 2012, we entered into a toll-manufacturing agreement with Roche under which we manufactured our proprietary PEGylation material for MIRCERA®. As of December 31, 2016, we no longer had any continuing manufacturing or supply obligations under this MIRCERA® agreement. We were also entitled to receive royalties on net sales of the MIRCERA® product. In February 2012, we sold all of our future rights to receive royalties on future worldwide net sales of MIRCERA® effective as of January 1, 2012. This sale is further discussed in Note 8 of our Consolidated Financial Statements.

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
Dapirolizumab Pegol, Agreement with UCB Pharma S.A.
    In 2010, we entered into a license, manufacturing and supply agreement with UCB Pharma S.A., (UCB) under which we granted UCB a worldwide, exclusive license to certain of our proprietary PEGylation technology to develop, manufacture and commercialize an anti-CD40L PEGylated Fab being developed by UCB and their partner Biogen Idec, for the treatment of autoimmune disorders, including systemic lupus erythemastosus (SLE). Most recently, in July 2019, Biogen announced a plan to initiate with UCB a Phase 3 study of dapriolizumab pegol in patients with active SLE, which clinical study is currently ongoing.
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
    In situations where our partners are responsible for clinical and regulatory approval procedures, we may still participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for polymer conjugation materials or drug product. For those products for which we have development responsibility, we prepare and submit an IND and are responsible for additional clinical and regulatory procedures for drug candidates being developed under an IND. The clinical and manufacturing, development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

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
Patents and Proprietary Rights
    We own more than 310 U.S. and 1,200 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our advanced polymer conjugate technologies and our drug candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our advanced polymer conjugate technology platforms. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.
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
Customer Concentrations
    Our revenue is derived from our collaboration agreements with partners, under which we may receive a combination of revenue elements including up-front payments for licensing agreements, clinical research reimbursement or co-funding, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and/or product sales revenue. Our revenues are concentrated among a limited number of collaboration partners under long-term arrangements. We derive the substantial majority of our product sales from UCB and Pfizer. Following the 2020 Purchase and Sale Agreement (wherein under a capped return sale arrangement we sold our rights to receive royalties on future worldwide new sales of MOVANTIK®/MOVANTIG® and ADYNOVATE®/ADYNOVI®, as well as REBINYN® and specified licensed products), other than our product sales, substantially all of our revenues are non-cash royalty revenues. However, our collaborations with BMS and Lilly for the development of bempegaldesleukin and NKTR-358, respectively, provide for the most significant portion of our potential future development and regulatory milestone payments, as well as royalties from net sales of NKTR-358, if approved. Additionally, these collaboration partners provide significant financial support for the development and commercialization of these programs. BMS bears 67.5% of the costs of developing bempegaldesleukin in combination with Opdivo®, 35% of the costs of manufacturing bempegaldesleukin and 35% of the costs of joint commercialization. Lilly bears

75% of the costs of Phase 2 development of NKTR-358, will bear 100% of the costs of Phase 3 development, subject to our right to contribute up to 25% of Phase 3 development costs on an indication-by-indication basis in exchange for higher royalties, if approved, and will be responsible for all costs of global commercialization, subject to our option to co-promote in the U.S. under certain conditions.
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
Product and Program Specific Competition
Bempegaldesleukin
There are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete in the cytokine-based therapies space with potential competitors including Alkermes PLC, Asher Biotherapeutics, Aulos Bioscience, Bright Peak Therapeutics, Cue Biopharma, Neoleukin, Sanofi SA (through its acquisition of Synthorx, Inc.), Synthekine, Inc., Werewolf Therapeutics, and Xilio Therapeutics. We may also face competition from other therapeutic approaches including tumor infiltrating lymphocytes, or TILs, and chimeric antigen receptor-expressing T cells, or CAR-Ts. Potential competitors in the TIL and CAR-T space include Gilead (through its acquisition of Kite Pharma)/NCI, Apeiron Biologics, Philogen S.p.A., Brooklyn ImmunoTherapeutics LLC, Anaveon AG, Adaptimmune LLC, and Iovance Biotherapeutics, Inc.
NKTR-358
    There are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC, Jassen Pharmaceuticals, AstraZeneca and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2 based therapies (Amgen, Inc., BMS (through its acquisition of Delnia, Inc.), GentiBio, Inc., ILTOO Pharma, Kyverna Therapeutics, Merck & Co, through its acquisition of Pandion Therapeutics, and Sanofi SA, through its acquisition of Synthorx, Inc.).
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
Research and Development
    Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2021	2020
Third party and direct materials costs	$176.9	$195.1
Personnel, overhead and other costs	158.7	147.2
Stock-based compensation and depreciation	64.7	66.4
Research and development expense	$400.3	$408.7
Manufacturing and Supply
    We have a manufacturing facility located in Huntsville, Alabama that manufactures our proprietary PEG reagents for subsequent conjugation to active pharmaceutical ingredients (APIs). The facility is also used to produce APIs themselves, as well as PEG conjugates of those APIs, to support the early phases of clinical development of our drug candidates. The facility and associated equipment are designed and operated to be consistent with all applicable laws and regulations. As we do not maintain the capability to manufacture biologics nor finished drug products for our development programs, we primarily utilize contract manufacturers to manufacture biologics and finished drug product for us. We also utilize the services of contract manufacturers to manufacture APIs and finished drug products required for later phases of clinical development and eventual commercialization. Our contract manufacturers have contractual obligations to comply with all applicable laws and regulations.
    We source drug starting materials for our manufacturing activities from one or more suppliers. For the drug starting materials necessary for our drug candidate development, we have agreements for the supply of such drug components with drug manufacturers or suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers and there is a risk that if such supply or services were interrupted, it could materially harm our business. In addition, we typically order raw materials and services on a purchase order basis for early phase clinical development products and enter into long-term supply arrangements only for late stage products nearing regulatory approval for marketing authorization.
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
Human Capital

As of December 31, 2021, we had 740 employees, of which 577 employees were engaged in research and development, manufacturing, and quality activities and 163 employees in general administrative and commercial operations function. Of the 740 employees, 661 were located in the U.S. We have a number of employees who hold advanced degrees, such as a Ph.D. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We are committed to attracting, developing, advancing and retaining a diverse and talented workforce. As part of our measures to attract and retain personnel, we offer a total rewards package to our full-time employees consisting of base salary, cash bonuses based on individual and company performance, equity compensation and comprehensive benefits, including health insurance, life insurance, retirement plans, and paid holiday and vacation time. We support our employee’s further development by providing professional development opportunities. We believe that we maintain good relations with our employees.

    To complement our own expert professional staff, we utilize specialists in clinical development, regulatory affairs, pharmacovigilance, process engineering, manufacturing and quality assurance. These individuals include scientific advisors as well as independent consultants.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
    The following table sets forth the names, ages and positions of our executive officers as of February 28, 2022:

Name	Age	Position
Howard W. Robin	69	Director, President and Chief Executive Officer
Gil M. Labrucherie, J.D.	50	Chief Operating Officer and Chief Financial Officer
John Northcott	44	Senior Vice President and Chief Commercial Officer
Jillian B. Thomsen	56	Senior Vice President, Finance and Chief Accounting Officer
Mark A. Wilson, J.D.	50	Senior Vice President and General Counsel
Jonathan Zalevsky, Ph.D.	47	Chief Research and Development Officer
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
We or our partners may experience delays in clinical trials of drug candidates. We have ongoing trials evaluating bempegaldesleukin, including trials evaluating bempegaldesleukin as a potential combination treatment with BMS’s Opdivo® as well as other ongoing and planned combination trials. Our partner Lilly is conducting two Phase 2 studies of NKTR-358 in patients with SLE and ulcerative colitis as well as two Phase 1b studies in patients with psoriasis and atopic dermatitis. We also continue to conduct a Phase 1/2 study evaluating bempegaldesleukin in combination with NKTR-262 in patients with solid tumors.  In addition, we have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our drug candidates could be delayed for a variety of reasons, including:

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
There are many competitors for our drug candidates currently in development. For bempegaldesleukin, there are numerous companies engaged in developing immunotherapies to be used alone, or in combination, to treat a wide range of oncology indications targeting both solid and liquid tumors. In particular, we expect to compete with therapies with tumor infiltrating lymphocytes, or TILS, chimeric antigen receptor-expressing T cells, or CAR-T, cytokine-based therapies, and checkpoint inhibitors. Potential competitors in the TIL and CAR-T space include Gilead Sciences, Inc. (through its acquisition of Kite Pharma, Inc.)/NCI, Apeiron Biologics, Philogen S.p.A., Brooklyn ImmunoTherapeutics LLC, Anaveon AG, Adaptimmune LLC, and Novartis AG; potential competitors in the cytokine-based therapies space include Alkermes PLC, Asher Biotherapeutics, Aulos Bioscience, Bright Peak Therapeutics, Cue Biopharma, ImmunityBio, Inc., Neoleukin Therapeutics, Inc., Philogen S.p.A., Roche, Sanofi SA (through its acquisition of Synthorx, Inc.), Synthekine, Inc., Werewolf Therapeutics, and Xilio Therapeutics, and Eli Lilly & Co. (through its acquisition of Armo BioSciences); and potential competitors in the checkpoint inhibitor space include GlaxoSmithKline plc (through its acquisition of Tesaro, Inc.), Macrogenics, Inc., Merck, Bristol-Myers Squibb Company, and Roche. For NKTR-358, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC, Janssen, AstraZeneca, and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc., Celgene Corporation, GentiBio, Inc., ILTOO Pharma, Kyverna Therapeutics, Merck & Co, through its acquisition of Pandion Therapeutics, and Roche). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., nkarta therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.
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
In addition, for reasons outside of our control, the operations of our collaboration partners may be affected by the COVID-19 pandemic, or they may adopt more restrictive procedures for addressing the COVID-19 pandemic, either of which would delay initiating or completing one or more clinical trials involving our drug candidates.
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
•partners may terminate their agreements with us unilaterally for any or no reason, in some cases with the payment of a termination fee penalty and in other cases with no termination fee penalty; and
•partners may respond to natural disasters or health epidemics, such as the COVID-19 pandemic, by ceasing all or some of their development responsibilities (including the responsibility to clinical develop our drug candidates).
Given these risks, the success of our current and future collaboration partnerships is highly unpredictable and can have a substantial negative impact on our business. If the approved drugs fail to achieve commercial success or the drugs in development fail to have positive late stage clinical outcomes sufficient to support regulatory approval in major markets, it could significantly impair our access to capital necessary to fund our research and development efforts for our drug candidates. If we are unable to obtain sufficient capital resources to advance our drug candidate pipeline, it would negatively impact the value of our business, results of operations and financial condition.
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
As of December 31, 2021, we had cash and investments in marketable securities valued at approximately $798.8 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
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
A significant multi-year capital commitment is required to advance our drug candidates through the various stages of research and development in order to generate sufficient data to enable high value collaboration partnerships with significant upfront payments or to successfully achieve regulatory approval. In the event we do not enter into any new collaboration partnerships with significant upfront payments and we choose to continue to advance our drug candidates to later stage research and development, we may need to pursue financing alternatives, including dilutive equity-based financings, such as an offering of convertible debt or common stock, which would dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock. If sufficient capital is not available to us or is not available on commercially reasonable terms, it could require us to delay or reduce one or more of our research and development programs. If we are unable to sufficiently advance our research and development programs, it could substantially impair the value of such programs and result in a material adverse effect on our business, financial condition and results of operations.
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

In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. In both domestic and foreign markets, sales of our partnered and proprietary products that receive regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third-party payers, such as government programs, including Medicare and Medicaid in the U.S., managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a biologic candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution. Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our biologic candidates even if there is adequate coverage and reimbursement from third-party payers. It is unclear what effect, if any, the American Rescue Plan Act will have on the number of covered individuals.
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
Factors payers consider in determining reimbursement are based on whether the product is (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
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
We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act (MMA) contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the U.S. Secretary of Health and Human Services (HHS) certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the U.S. Secretary of HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
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
For the year ended December 31, 2021, we reported a net loss of $523.8 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.
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
•receive revenue or royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and
•maintain sufficient funds to finance our activities.

Risks Related to the COVID-19 Pandemic
Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.

Our business could be adversely affected, directly or indirectly, by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, including both our own manufacturing operations as well as the manufacturing operations of third parties upon whom we rely. With respect to the ongoing COVID-19 pandemic, national, state and local governments in regions affected by the COVID-19 pandemic have implemented, and may continue to implement or reinstate safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures and other measures. These measures may disrupt normal business operations both in and outside areas affected by COVID-19, and may have significant negative impacts on our business. Even as these safety precautions are eased or reduced over time, there may be long lasting effects of these precautions on our business that may only be fully realized in the future.

We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic. Throughout the pandemic we have modified our office policies to maintain productivity and safety of our employees. Although we believe these and the other safety measures we have taken in response to the COVID-19 pandemic have not substantially impacted our productivity, it is not certain that this will continue to be the case. Operating requirements may continually change due to the COVID-19 pandemic and we may experience unpredictability in our expenses, employee productivity and availability and employee work culture.
Certain of our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Investigator recruitment, clinical site initiation, patient screening and patient enrollment may be delayed due to, for example, prioritization of hospital resources toward the COVID-19 pandemic. Some patients who are successfully enrolled in clinical trials involving our biologic candidates may not be able to comply with clinical trial protocols due to, for example, shelter-in-place orders impeding movement, disrupted healthcare services, or health issues for suspected or confirmed COVID-19 status. Similarly, our ability to recruit and retain patients and principal investigators and site staff, all of whom may have heightened risk for COVID-19, could adversely impact our clinical trial operations.
Delays and disruptions experienced by our collaborators or other third parties due to the COVID-19 pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect clinical development or regulatory approvals of our biologic candidates. For example, due to recent supply chain disruptions, we have been monitoring our supply chains for any disruptions or constraints caused by the COVID-19 pandemic. To date, we have not experienced any supply impact. However, if we, our collaborators or any third parties which we rely on are adversely effected by any supply disruptions or shortages in raw materials and equipment caused by the COVID-19 pandemic, our ability to manufacture our products and to supply drug candidates for our clinical trials could be negatively impacted, which could harm our business prospects, results of operations and financial condition.
Although we are implementing measures to maintain the integrity of our clinical trials, there is no guarantee that we will prevent all study protocol violations, missed study treatment visits, and other influences that jeopardize reliability and validity of our clinical trial data. If a regulatory authority determines our clinical trial data lacks integrity, there is no guarantee that we will have a remedy to correct or otherwise address the deficiency. Even if such a remedy is identified, the cost for implementing the remedy could be prohibitively expensive, time consuming, or both. As a consequence, a clinical study of our biologic candidate in which the integrity of the clinical study is questioned or doubted may require lengthy and costly remediation measures (such as, for example, over-enrolling patients into the study or repeating the study), thereby causing substantial harm to our business.
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
The rapid development and fluidity of the COVID-19 pandemic results in a substantial number of individual variables that could cause a significant negative impact on our operations and our business, thereby precluding useful predictions as to how this pandemic will ultimately affect us. In particular, it is unclear how our business may be affected by the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and recent resurgences in number and rates of COVID-19 infections. Thus, any current assessment of the effects of the COVID-19 pandemic, including the impact of this disease on our clinical trial timelines, is subject to change. We do not yet know the full extent of potential impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material negative impact on our operations and our business. Furthermore, to the extent the ongoing COVID-19 pandemic adversely affects our operations and business, it may also heighten the other risks described in this “Risk Factors” section.

Risks Related to Supply and Manufacturing
If we or our contract manufacturers are not able to manufacture biologic substance or substances in sufficient quantities that meet applicable quality standards, it could delay clinical studies, result in reduced sales or constitute a breach of our contractual obligations, any of which could significantly harm our business, financial condition and results of operations.
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
•the lack of complementary products or multiple product pricing arrangements may put us at a competitive disadvantage relative to companies with more extensive product lines; and unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.
We depend on third parties to conduct the clinical trials for our biologic candidates and any failure of those parties to fulfill their obligations could harm our development and commercialization plans.
We depend on independent clinical investigators, contract research organizations and other third-party service providers to conduct clinical trials for our biologic candidates. We rely heavily on these parties for the successful execution of our clinical trials. Though we are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our biologic candidates to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials or the failure of third parties to properly conduct our clinical trials could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.
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
To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenue we receive will depend upon the efforts of third parties, which may not be successful and over which we have little or no control. In the event that we market our products without a partner, we would be required to build, either internally or through third-party contracts, a sales and marketing organization and infrastructure, which would require a significant investment, and we may not be successful in building this organization and infrastructure in a timely or efficient manner. We would also incur substantial costs in building such capabilities before receiving regulatory approval of our products, which would have an adverse effect on our financial condition if our products are not ultimately approved.
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
The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 310 U.S. and 1,200 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic's commercialization, the patent may only provide a short period of protection following the commercialization of products.  In addition, our patents may be subject to post grant proceedings, such as or inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.
We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our biologic candidates. There can be no assurance that the patent applications for which we apply will actually issue as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.
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
Although we do not currently have any products on the market, once we begin commercializing our biologic candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payers play a primary role in the recommendation and prescription of any biologic candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

We are involved in legal proceedings and may incur substantial litigation costs and liabilities that will adversely                 affect our business, financial condition and results of operations.

From time to time, we are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. Third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights, such as patents and trade secrets, or have otherwise breached our obligations to them. A third party often bases its assertions on a claim that its patents cover our technology platform or biologic candidates or that we have misappropriated its confidential or proprietary information. Similar assertions of infringement could be based on future patents that may issue to third parties. For example, we are involved in ongoing litigation with Aether Therapeutics Inc., who in March 2020 filed a complaint against AstraZeneca, Nektar and Daiichi-Sanko, Inc. alleging that MOVANTIK® infringes U.S. Patent Nos. 6,713,488, 8,748,448, 8,883,817 and 9,061,024. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our collaboration partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs and liability if we are called upon to defend ourselves and our partners against any claims. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review and re-examination proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our biologic candidates and platform technologies. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain biologics or biologic candidates in the U.S. and abroad. Costs associated with litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we are involved in legal proceedings other than those related to intellectual property. In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv-06607, which we refer to as the Mulquin action). The Mulquin plaintiffs have challenged public statements Nektar made, between January 2017 and June 2018, about clinical trials of bempegaldesleukin. In December 2020, the court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 and appellate briefing in the U.S. Court of Appeals for the Ninth Circuit was completed in September 2021. Oral argument was held on December 10, 2021.

In February 2021, a derivative action was filed against certain of the Company's current and former officers and directors in the Court of Chancery of the State of Delaware (C.A. No. 2021-0118-PAF) alleging that the Company's officers and directors breached their fiduciary duties by exposing the Company to securities actions. The parties agreed to stay further proceedings in this action until thirty days after the U.S. Court of Appeal for the Ninth Circuit’s final resolution of the appeal in the Mulquin action.
The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties. There is no guarantee that our insurance coverage for damages resulting from a litigation or the settlement thereof (including the Mulquin action and related shareholder derivative lawsuit) is sufficient, thereby resulting in substantial financial risk to the Company.
Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we are currently involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at December 31, 2021.
If we are found in violation of privacy and data protection laws, we may be required to pay penalties, be subjected to         scrutiny by regulators or governmental entities, or be suspended from participation in government healthcare programs, which may adversely affect our business, financial condition and results of operations.
Our business is subject to many laws and regulations intended to protect the privacy and data of individuals participating in our clinical trials and our employees, among others. For example, with regard to individuals participating in our clinical trials, these laws and regulations govern the safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. In addition to federal laws and regulations in the United States, such as the HIPAA requirements relating to the privacy, security and transmission of individually identifiable health information, many state and foreign laws also govern the privacy and security of health information. These laws often differ from each other in significant ways, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
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

Risks Related to Investment and Securities

The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial         losses for investors and securities class action and shareholder derivative litigation.
Our stock price is volatile. During the year ended December 31, 2021, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $10.83 to $25.46 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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
General Risk Factors
We significantly rely on information technology systems, and any failure, inadequacy, interruption, breach, or security lapse of that technology within our internal computer systems, or those of our partners, vendors, CROs, CMOs or other contractors or consultants, may result in a material disruption of our development programs and our operations.

As part of our business, we collect, store and transmit large amounts of confidential information, proprietary data, intellectual property and personal data. Despite the implementation of security measures, our internal computer systems and those of our partners, vendors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other contractors and consultants are vulnerable to loss, damage, denial-of-service, unauthorized access, or misappropriation. Such cybersecurity breaches may be the result of unauthorized activity by our employees and contractors, as well as by third parties who use cyberattack techniques involving malware, hacking and phishing, among others. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of an increase in the number of employees adopting a remote working environment during the COVID-19 pandemic, which may be less secure and more susceptible to hacking attacks. Our information technology systems, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to natural disasters, terrorism, war and telecommunication and electrical failures. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss of preclinical data or data from any clinical trial involving our biologic candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate and mitigate cybersecurity incidents could be significant.

Changes in tax law could adversely affect our business and financial condition.

Our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including, taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase. In the U.S., the rules dealing with federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, the CARES Act was signed into law and included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, access to patient markets, and regulatory certainty, which could adversely affect our operations.
Effective January 31, 2020, the U.K. ceased to be a member state of the EU, a process known as Brexit, and began a transition period, which expired on December 31, 2020.
In December 2020, the U.K. and the EU agreed on a trade and cooperation agreement, under which the EU and the U.K. will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the EU, including as it relates to trade, transport and visas. Under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire EU single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the EU. Depending on the application of the terms of the trade and cooperation agreement, we, our collaboration partners and others could face new regulatory costs and challenges.
Global economic and political conditions may negatively affect us and may magnify certain risks that affect our business.
Our operations and performance have been, and may continue to be, affected by global economic conditions, including, for example, adverse global economic conditions resulting from the COVID-19 pandemic. See also the risk factor in this Item 1A titled “Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.” In addition, our operations and performance may be affected by political or civil unrest or military action, including the current conflict between Russia and Ukraine, terrorist activity, unstable governments and legal systems. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. Our ability to conduct clinical trials in regions experiencing political or civil unrest could negatively affect clinical trial enrollment or the timely completion of a clinical trial. We believe the aforementioned economic conditions have led and could continue to lead to reduced demand for our and our collaboration partners’ drug products, which could have a material adverse effect on our product sales, business and results of operations.
Further, with rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs that result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the U.S. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
    None.
Item 2. Properties
California
    We lease a 155,215 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in 2030. The Mission Bay Facility is our corporate headquarters and also includes our research and development operations.
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
India
    We own a research and development facility consisting of approximately 88,000 square feet, near Hyderabad, India. In addition, we lease approximately 1,600 square feet of office space in Hyderabad, India, under a three-year operating lease that will expire in 2024.
Item 3. Legal Proceedings
    From time to time, we are subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. With respect to ongoing securities class action and shareholder derivative litigation, please refer to Note 9 to our Consolidated Financial Statements and Item 1A. Risk Factors, including without limitation, “We are involved in legal proceedings and may incur substantial litigation costs and liabilities that will adversely affect our business, financial condition and results of operations.”
Item 4. Mine Safety Disclosures
    Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
    Our common stock trades on The NASDAQ Global Select Market under the symbol “NKTR.”
Holders of Record
    As of February 23, 2022, there were approximately 153 holders of record of our common stock.
Dividend Policy
    We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
    There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2021.
Securities Authorized for Issuance Under Equity Compensation Plans
    Information regarding our equity compensation plans as of December 31, 2021 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
    The following graph compares, for the five year period ended December 31, 2021, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Pharmaceutical Index, (iii) the RDG SmallCap Pharmaceutical Index, (iv) the NASDAQ Biotechnology Index and (v) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2017, December 31, 2018, December 31, 2019, December 31, 2020 and December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RDG SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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
Overview
Strategic Direction of Our Business
    Nektar Therapeutics is a research-based biopharmaceutical company that discovers and develops innovative new medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes potential therapies for oncology, immunology and virology. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We continue to make significant investments in new drug discovery and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term stockholder value.
In oncology, we focus on developing medicines in immuno-oncology (I-O), which is a therapeutic approach based on targeting biological pathways that stimulate and sustain the body’s immune response in order to fight cancer. In the I-O area, we are executing a broad clinical development program evaluating bempegaldesleukin (previously referred to as NKTR-214).

We are developing bempegaldesleukin in combination with Opdivo®, in collaboration with Bristol-Myers Squibb Company (BMS) as well as other independent development work evaluating bempegaldesleukin in combination with other checkpoint inhibitors and agents with potential complementary mechanisms of action. In August of 2019, the FDA granted a Breakthrough Therapy designation for bempegaldesleukin in combination with Opdivo® for the treatment of patients with untreated unresectable or metastatic melanoma. We expect to continue to make substantial research and development investments as we execute our broad clinical development program for bempegaldesleukin.
On February 13, 2018, we entered into a Strategic Collaboration Agreement with BMS (as amended to date, the BMS Collaboration Agreement) that outlined a collaboration for the development and co-commercialization of bempegaldesleukin in combination regimens with BMS medicines including Opdivo®. Under the joint development portion of the arrangement, we and BMS share development costs based on each party’s relative ownership interest in the compounds included in the regimen. For example, we share clinical development costs for bempegaldesleukin in combination with Opdivo®, with 67.5% to BMS and 32.5% to Nektar. For costs of manufacturing bempegaldesleukin, however, BMS is responsible for 35% and Nektar is responsible for 65% of costs. BMS supplies Opdivo® free of charge.
The Collaboration Development Plan is evaluating bempegaldesleukin in combination with Opdivo® in ongoing registrational trials in first-line metastatic melanoma, adjuvant melanoma, first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer, first-line metastatic renal cell carcinoma (RCC), and muscle-invasive bladder cancer, as well as a Phase 1/2 dose escalation and expansion study to evaluate bempegaldesleukin plus Opdivo® in combination with either axitinib or cabozantinib in first line RCC in order to support a future Phase 3 registrational trial. Several other registrational-supporting pediatric and safety studies for the combination of bempegaldesleukin and Opdivo® are currently ongoing. For indications not included in the Collaboration Development Plan, the parties are free to develop their own medicines in other indications subject to certain cost sharing, premium reimbursement, and timing terms and conditions.
Under our collaboration, we have received $1.9 billion from BMS, including a $1.0 billion upfront payment and an $850.0 million equity investment upon the effective date of the arrangement in 2018 and $50.0 million in milestones for the initiation of two registrational trials in 2020. The BMS Collaboration Agreement entitles Nektar to receive up to $1.4 billion of potential future milestones for the acceptance of our regulatory submissions and commercial launch of bempegaldesleukin in the US, EU and Japan in up to four indications.
If the results of one or more of our registrational trials in bempegaldesleukin in combination with Opdivo® meet their primary endpoints, we are entitled to milestones of $35.0 million and $25.0 million for the acceptance of our Biologics License Application (BLA) with the US Food and Drug Administration (FDA) and Marketing Authorisation Application (MAA) with the European Medicines Agency (EMA), respectively, for bempegaldesleukin in the first indication and $30.0 million in aggregate per indication for the acceptance of our BLA and MAA in up to three additional indications. If approved, we are entitled to milestones of $250.0 million in the US and $250.0 million in the European Union (EU) for the first commercial sale of bempegaldesleukin in the first indication and $100.0 million in each of the US and EU for the first commercial sale of bempegaldesleukin in up to three additional indications. As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future results of operations and financial condition.
On January 12, 2022, we and BMS entered into an Amendment No. 2 to the BMS Collaboration Agreement pursuant to which we and BMS allocated certain responsibilities related to price negotiations and promotion, market access, patient support and related activities to each party. We retain the final decision-making authority regarding the pricing for bempegaldesleukin. Bempegaldesleukin will be sold on a stand-alone basis and there will be no fixed-dose combinations or co-packaging without the consent of both parties. We and BMS will share global commercialization profits and losses for bempegaldesleukin, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. Each party bears their own non-product specific core commercialization infrastructure costs.
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
In immunology, NKTR-358 targets the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to develop and commercialize NKTR-358, pursuant to which we received an initial payment of $150.0 million and are eligible for up to an additional $250.0 million for development and regulatory milestones. We have completed our responsibilities for Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. We will have the option to contribute funding to Phase 3 development on an indication-by-indication basis, ranging from zero to 25% of the Phase 3 development costs and receive a royalty rate on global NKTR-358 sales up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization and we will have an option to co-promote in the U.S. under certain conditions.
We have completed a Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE). Lilly is conducting two Phase 1b studies in patients with psoriasis and atopic dermatitis, and initiated a Phase 2 study in SLE in October 2020 and a Phase 2 study in ulcerative colitis in March 2021. In addition, based on positive interim Phase 1b results in atopic dermatitis announced in December 2021, Lilly is planning to initiate a Phase 2 study in that indication and also plans to initiate another Phase 2 study in another immune-mediated disease.
In virology, we have studied bempegaldesleukin in a Phase 1b clinical study in adult patients who had been diagnosed with mild COVID-19 infection to evaluate whether bempegaldesleukin’s adaptive immune-stimulating mechanism to promote priming and proliferation of T cells and NK cells could be useful in the emerging treatment options for COVID-19. We also have a preclinical research collaboration with Gilead to test the combination of NKTR-255 with therapies in Gilead’s antiviral portfolio.
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
We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements. In addition to our collaborations with BMS and Lilly, we have received upfront and milestone payments under a number of other previous collaboration agreements, several of which have resulted in approved drugs, for which we may continue to manufacture the polymer reagents used in the production of the drug products and may be entitled to royalties for net sales of these approved drugs. As of December 31, 2020, however, we have sold the majority of our rights to receive royalties under these arrangements, including:
•2012 Purchase and Sale Agreement: In 2012, we sold all of our rights to receive royalties from CIMZIA® (for the treatment of Chron’s disease and other autoimmune indications) and MIRCERA® (for the treatment of anemia associated with chronic kidney disease) under our collaborations with UCB Pharma and F. Hoffmann-La Roche Ltd, respectively, to RPI Finance Trust (RPI), an affiliate of Royalty Pharma for $124.0 million.
•2020 Purchase and Sale Agreement: In December 2020, we sold our rights, subject to a cap, to receive royalties from MOVANTIK® / MOEVNTIG® (for the treatment of opioid-induced constipation), ADYNOVATE® / ADYNOVI® (a half-life extension product of Factor VIII) and other hemophilia products, under our arrangements with AstraZeneca AB, Baxalta, Inc. (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.), and Novo Nordisk A/S, respectively, for $150.0 million to entities managed by HealthCare Royalty Management (HCR) under a capped sale arrangement, such that all future royalties return to Nektar if HCR receives $210.0 million in royalties by December 31, 2025 (the 2025 Threshold) or $240.0 million if the 2025 Threshold is not met. See Note 8 to our Consolidated Financial Statements for a further description of the capped nature of this agreement.
While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, including the potential remaining $1.4 billion in regulatory and commercial launch milestones under the BMS collaboration, our plan is to generate significant commercial revenue from proprietary products, the first of which being bempegaldesleukin, if approved. Since we do not have experience commercializing products or an established commercial organization, there will be substantial risks and uncertainties in future years as we build commercial, organizational, and operational capabilities.
Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A "Risk Factors".
While the approved drugs and clinical development programs described above are key elements of our future success, we believe it is critically important that we continue to make substantial investments in our earlier-stage drug candidate pipeline. We have several drug candidates in earlier stage clinical development or being explored in research that we are preparing to advance into the clinical trials in future years. We are also advancing several other drug candidates in preclinical development in the areas of I-O, immunology, and other therapeutic indications. We believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success. Drug research and development is an inherently uncertain process with a high risk of failure at every stage prior to approval. The timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market value.
Effects of the COVID-19 Pandemic
In March 2020, COVID-19, the disease resulting from a novel strain of coronavirus infection, was declared a global pandemic. Many countries, including the United States and India, initially took steps such as restricting travel, closing schools, and issuing shelter-in-place orders to slow or moderate the spread of the virus. More recently, states and countries have adopted individualized approaches to respond to the COVID-19 pandemic. In particular, the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and local resurgences in number and rates of infections, and the further spread of the virus may result in the return of prior restrictions or the institution of restrictions in the affected areas, which could have an adverse effect on our business, including our clinical trial timelines. We have been monitoring our supply chains for any disruptions or constraints caused by the COVID-19 pandemic. To date, we have not experienced any significant impacts on our supply, but ongoing global shortages in labor, raw materials and equipment could limit our ability to manufacture our products or to supply drug candidates for our clinical trials, or delay our research and development efforts. It remains unclear how long the negative impacts caused by the coronavirus will continue into the future.
Currently, our operations in research, manufacturing and maintenance that occur within our facilities are continuing in accordance with applicable guidelines and orders. Across all our locations, we have instituted a temporary work from home policy for office personnel who do not need to work on site to maintain productivity and we allow employees to voluntarily return to work on site with appropriate health and safety measures. The safety and well-being of our employees, and the patients and healthcare providers in our clinical trial programs, are of first and foremost importance to us. We believe that the safety measures we are taking and instructing our contractors to take in response to the COVID-19 pandemic meet or exceed the guidance and requirements issued from government and public health officials. We continue to monitor our operations and applicable government recommendations in light of new developments in the ongoing COVID-19 pandemic.
We and our partners are currently engaged in the clinical testing of our drug candidates and the COVID-19 pandemic introduces significant challenges to our clinical development programs which are central to our business. The evolving situation around the COVID-19 pandemic, along with the resulting public health guidance measures that have been put into place, have thus far had varying impacts on the clinical testing of our drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the COVID-19 pandemic. Any current assessments of the effects of the COVID-19 pandemic on our clinical programs, including the specific clinical programs discussed below, are difficult to predict and subject to change and, with regard to individual clinical trial sites within these studies, will likely vary by the geographic region in which they are located.
The COVID-19 pandemic has not had a significant impact on timelines for the ongoing registrational clinical trials studying the combination of bempegaldesleukin and Opdivo® in cancer indications being led by Nektar (such as adjuvant melanoma, RCC and first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer). We currently expect to have topline data readouts for our RCC and urothelial cancer trials in the first half of 2022. For Nektar’s Phase 1/2 trial studying the combination of bempegaldesleukin and Keytruda® in NSCLC, although the COVID-19 pandemic delayed the initiation of certain investigator sites in Europe earlier in the trial, we presented initial safety as well as preliminary overall response rate data for the dose-escalation and 0.006 mg/kg NSCLC expansion cohorts of this study in the second half of 2021. We are closely monitoring the impact of the COVID-19 pandemic on the European and other ex-U.S. sites for any impact on timelines for the ongoing study. With regard to Nektar’s ongoing Phase 1/2 clinical study of NKTR-262 in patients with solid tumors, this study largely remains on schedule although we experienced some initial challenges with new investigator site initiations. Nektar’s Phase 1 clinical study of NKTR-255 in patients with relapsed/refractory hematologic malignancies has enrolled slower than anticipated due to ongoing challenges caused by the COVID-19 pandemic, and the dose-escalation monotherapy portion of the study is currently expected to be completed in the first half of 2022.
For clinical studies of our drug candidates being run by our partners, BMS is enrolling patients in each of the BMS-led registration studies and re-started initiation of new investigator sites in the third quarter of 2020 following a pause in the initiation of new investigator sites it instituted for all of its studies as a result of the COVID-19 pandemic. In the summer of 2020, BMS extended its timeline estimates by approximately six months for the first data read-outs for the first-line melanoma trial, which we currently expect to occur in the first half of 2022. The overall supply chain impact stemming from the COVID-19 pandemic delayed the start of the Phase 2b study of NKTR-358 in ulcerative colitis (UC), which is run by our partner Lilly and which Lilly is currently enrolling along with a Phase 2 study in moderate to severe lupus patients. Resource constraints at contract research organizations also caused some delays in data availability. While BMS and Lilly are not currently projecting any delays related to the COVID-19 pandemic, the rapid development and fluidity of the COVID-19 pandemic preclude any firm estimates as to the ultimate effect this disease will have on our collaborators’ clinical trials. As a result, there remains substantial uncertainty as to potential impacts on our collaboration partner studies.
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
Key Developments and Trends in Liquidity and Capital Resources
    We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing. At December 31, 2021, we had approximately $798.8 million in cash and investments in marketable securities.

Results of Operations
Years Ended December 31, 2021 and 2020
The results of operations for the years ended December 31, 2021 and 2020 is presented below. Additional information required by Item 7 for the year ended December 31, 2019 can be found in Item 7 in our Annual Report on Form 10-K for the year December 31, 2020, filed with the SEC on February 26, 2021 and is incorporated herein by reference.
Revenue (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2021	2020	2021 vs. 2020	2021 vs. 2020
Product sales	$23,725	$17,504	$6,221	36%
Royalty revenue	—	30,999	(30,999)	(100)%
Non cash royalty revenue related to sale of future royalties	77,746	48,563	29,183	60%
License, collaboration and other revenue	436	55,849	(55,413)	(99)%
Total revenue	$101,907	$152,915	$(51,008)	(33)%
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
As noted above, dependent on whether one of more of our registrational studies in bempegaldesleukin in combination with Opdivo® meet their primary endpoints, we may file a BLA and/or MAA for bempegaldesleukin in one or more indications. We are entitled to milestones of $35.0 million and $25.0 million for the acceptance of our BLA and MAA filings, respectively, for bempegaldesleukin in the first indication and $30.0 million in aggregate per indication for the acceptance of our BLA and MAA for up to three additional indications. If approved, we are entitled to milestones of $250.0 million in the US and $250.0 million in the EU for the first commercial sale of bempegaldesleukin in the first indication and $100.0 million in each of the US and EU for the first commercial sale of bempegaldesleukin in up to three additional indications.
Accordingly, the recognition of these milestones, if any, and product sales for bempegaldesleukin, if approved, is dependent upon the timing of the readouts of our registrational trials and, if the results are positive, the timelines for regulatory filing submissions and reviews.
Product Sales
    Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. The timing of shipments is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year.
    Product sales increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to increased demand from our collaboration partners.
    Other than the potential for sales of bempegaldesleukin, if approved and as described above, we expect product sales in 2022 to decrease compared to 2021 due to decreased demand from our collaboration partners.
Royalty Revenue
    On December 16, 2020, we entered into the 2020 Purchase and Sale Agreement with HCR, under which we sold to HCR certain of our rights to receive royalty payments arising on worldwide net sales of MOVANTIK®, ADYNOVATE® and REBINYN® beginning October 1, 2020. As a result, we recognized royalty revenue for these products for the nine months ended September 30, 2020, and recognized these royalties as non-cash royalty revenue for the three months ended December

31, 2020 and for the year ended December 31, 2021. Please see Note 8 to our Consolidated Financial Statements for additional information on the 2020 Purchase and Sale Agreement.
We did not recognize any royalty revenue during 2021 because we recognized all such royalties as non-cash royalty revenue as a result of the 2020 Purchase and Sale Agreement, and we expect this presentation to continue through the end of the HCR royalty sale arrangement.
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
    During the year ended December 31, 2020, pursuant to the BMS Collaboration Agreement, we recognized $25.0 million for the achievement of the first patient, first visit in the registrational muscle-invasive bladder cancer trial, which was achieved on January 30, 2020, and $25.0 million for the achievement of the first patient, first visit in the registrational adjuvant melanoma trial, which we achieved on July 27, 2020. We did not achieve any additional milestones during the year ended December 31, 2021.
    Other than the potential for the recognition of milestones under our BMS Collaboration Agreement, we expect license, collaboration and other revenue for 2022 to be consistent with 2021.
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
Revenue by geography (in thousands)
    Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2021	2020
United States	$10,114	$64,966
Rest of World	91,793	87,949
Total revenue	$101,907	$152,915
    Revenue attributable to the U.S. for the year ended December 31, 2021 was lower than for the year ended December 31, 2020 primarily due to the recognition of $50.0 million of milestones during the year ended December 31, 2020, from the BMS Collaboration Agreement as described above.

Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Cost of goods sold	$24,897	$19,477	$5,420	28%
Product gross profit (loss) (1)	$(1,172)	$(1,973)	$801	41%
Product gross margin	(5)%	(11)%
(1) Percentage change represents an improvement since the negative gross margin has decreased.
    Our strategy is to manufacture and supply polymer reagents to support our drug candidates or our third-party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit. Typically, we have elected to enter into and maintain those manufacturing relationships associated with long-term collaboration agreements which include multiple sources of revenue, which we view holistically and in aggregate. We have a predominantly fixed cost base associated with our manufacturing activities. As a result, our product gross profit and margin are significantly impacted by the mix and volume of products sold in each period.
    Product gross margin improved for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a more favorable product mix in 2021 compared to 2020. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the polymer reagent, and we expect this arrangement to continue with this partner in future years. We also receive royalty revenue from this collaboration. In each of the years ended December 31, 2021 and 2020, the royalty revenue from this collaboration exceeded the related negative gross profit.
    We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. Other than the potential for sales of bempegaldesleukin, which, if approved and as described above, would improve our product gross margin, we expect product gross margin to remain negative in 2022 and to be approximately consistent with 2021 as a result of the collaborative arrangement described above.
Research and development expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Research and development expense	$400,269	$408,678	$(8,409)	(2)%
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

    We utilize our employee and infrastructure resources across multiple development and research programs. The following table presents expenses incurred for clinical and regulatory services, clinical supplies, and preclinical study support provided by third parties as well as contract manufacturing costs for each of our drug candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs (in thousands):

	Clinical Study Status(1)	Year Ended December 31,
		2021	2020
Bempegaldesleukin (CD122-preferential IL-2 pathway agonist)(2)	Phase 1/2/3	$107,928	$131,900
NKTR-358 (cytokine Treg stimulant)	Phase 1/2	9,376	20,153
NKTR-255 (IL-15 receptor agonist)	Phase 1/2	25,390	14,542
NKTR-262 (toll-like receptor agonist)	Phase 1/2	4,320	8,928
Discovery research, manufacturing and other costs	Various	29,880	19,576
Total clinical development, contract manufacturing and other third party costs		176,894	195,099
Personnel, overhead and other costs(3)		158,732	147,200
Stock-based compensation and depreciation		64,643	66,379
Research and development expense		$400,269	$408,678
_______________________________________________________________
(1)Clinical Study Status definitions are provided in the chart found in Part I, Item 1. Business.
(2)Development expenses for bempegaldesleukin include expenses under the BMS Collaboration Agreement, other collaboration agreements and our own independent studies. The amounts for the years ended December 31, 2021 and 2020 include net reductions of $64.3 million and $90.4 million, respectively, of development cost reimbursements from BMS under our collaboration, net of our share of BMS’s costs.
(3)The amounts for the year ended December 31, 2021 and 2020 include reductions of $37.2 million and $37.8 million of employee cost reimbursements from BMS under our collaboration.
Research and development expense was consistent between the year ended December 31, 2021 and December 31, 2020. Research and development expense increased for our independent development of bempegaldesleukin outside of the BMS Collaboration Agreement, including our registrational Phase 2/3 trial in head and neck cancer under our co-development agreement with SFJ and our Phase 1b trial in COVID-19. Research and development expense decreased under our BMS Collaboration Agreement because we have fully enrolled our registrational trials in first-line cisplatin ineligible, PD-L1 low, locally advanced or metastatic urothelial cancer and first-line metastatic renal cell carcinoma and because we completed certain manufacturing activities for bempegaldesleukin in 2020. These decreases were partially offset by an increase in expense for our Phase 3 adjuvant melanoma trial under the BMS Collaboration Agreement. As a result of the decrease in expense under the BMS Collaboration Agreement, the net reductions recorded to research and development expense for BMS’s reimbursements of our costs decreased from $128.2 million for the year ended December 31, 2020 to $101.5 million for the year ended December 31, 2021. Please see Note 11 to our Consolidated Financial Statements for additional information regarding our BMS Collaboration Agreement..
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
We expect research and development expense to increase for 2022 compared to 2021. We expect our development expense for bempegaldesleukin to increase as we continue our registrational trial in adjuvant melanoma and our Phase 2/3 study in head and neck cancer under our co-development agreement with SFJ. We expect research and development expense to increase for our continued development of Phase 1/2 dose-escalation and expansion studies for NKTR-255 in multiple myeloma, non-Hodgkin lymphoma, relapsed or refractory head and neck squamous cell carcinoma, and colorectal cancer. In addition, we are collaborating with Lilly to develop NKTR-358, and Lilly will be conducting the recently started Phase 2 studies and other ongoing studies in 2022, for which we are responsible for 25% of costs. The timing and amount of our future clinical investments will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.
    In addition to our drug candidates that we plan to evaluate in clinical development during 2022 and beyond, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates across a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We also plan from time to time to evaluate opportunities to in-license potential drug candidates from third parties to add to our drug discovery and development pipeline. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.
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
    Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as those collaborations that we have already completed for bempegaldesleukin, NKTR-358, or clinical collaborations where we would share costs and operational responsibility with a partner such as we have done with NKTR-255. In certain situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.
The timing and outcomes of our clinical studies could be impacted by the uncertainties of the COVID-19 pandemic. Please see discussion above on effects of the COVID-19 pandemic. The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A. Risk Factors. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from a collaboration arrangement or the commercialization of a drug candidate.
General and administrative expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
General and administrative expense	$122,844	$104,682	$18,162	17%
    General and administrative expense includes the cost of administrative staffing, business development, sales and marketing, finance, and legal activities as well as certain overhead allocations consisting of support and facilities-related costs. General and administrative expense increased for the year ended December 31, 2021 compared with the year ended December 31, 2020 primarily due to increased personnel costs as we begin a stage appropriate build of our commercial capability to co-commercialize bempegaldesleukin with BMS.
We expect general and administrative expense to increase for 2022 compared to 2021, as we continue to build our commercial capabilities. However, we will only incur our most significant commercialization expenditures, if the results of at least one of our registrational studies in bempegaldesleukin in combination with Opdivo® meets its primary endpoints. BMS and we share commercial costs, using a ratio of 35% to BMS and 65% to Nektar, and each party bears its own costs for non-product specific core commercialization infrastructure.
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
Change in Fair Value of Development Derivative Liability
As discussed in Note 6 to our Consolidated Financial Statements, we remeasure the development derivative liability under our co-development agreement with SFJ to fair value at each reporting date. The change in fair value recorded for the year ended December 31, 2021 primarily reflects the accretion of the scenario-based probability-adjusted discounted cash flows of our obligation to potentially pay Success Payments to SFJ using our imputed borrowing rate of 12.7%, net of the accretion of SFJ’s obligation to fund the SCCHN Clinical Trial, using SFJ’s estimated borrowing rate of 1.5%. We review our estimates at each reporting period, and, in particular, in future periods, as information becomes available, such as the applicable clinical trial results and FDA approval decisions, we will re-evaluate our probability of success estimates related to achieving FDA approval for bempegaldesleukin in the Melanoma Indication, the SCCHN Indication and one additional indication, and will record a corresponding increase or decrease in the fair value of the development derivative liability. Additionally, in future periods, we may adjust our estimate of the probability of a successful interim futility analysis and we will record a corresponding increase or decrease to the fair value of the development derivative liability, reflecting the decrease or increase (as applicable) in the likelihood of SFJ’s resulting obligation to complete the full SCCHN Clinical Trial. Such changes in the probabilities of success may result in a material expense or benefit in the period when the information is received.
For 2022, we expect that we will record a significant remeasurement adjustment when we receive the results of our registrational study in the Melanoma Indication. If the Melanoma Clinical Trial meets its primary endpoints, our probability of paying Success Payments to SFJ will significantly increase, which will significantly increase the fair value of the development derivative liability. Conversely, if the Melanoma Clinical Trial does not meet its primary endpoints, our probability of paying Success Payments to SFJ will significantly decrease, which will significantly decrease the fair value of the development derivative instrument.
Non-Cash Royalty Revenue, Non-Cash Interest Expense and Loss on Revaluation of Liability (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Non-cash royalty revenue related to the sales of future royalties	$77,746	$48,563	$29,183	60%
			(Increase)/ Decrease 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
Non-cash interest expense on liabilities related to the sales of future royalties	$(47,313)	$(30,267)	$(17,046)	56%
Loss on revaluation of liability related to the sale of future royalties	$(24,410)	$—	$(24,410)	>100%
    As discussed in Note 8 to our Consolidated Financial Statements, we continue to recognize non-cash royalty revenue for the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement.

2012 Purchase and Sale Agreement
Non-cash royalty revenue for the 2012 Purchase and Sale Agreement resulting from net sales of CIMZIA® and MIRCERA® for the year ended December 31, 2021 was consistent with the year ended December 31, 2020. Non-cash interest expense for the 2012 Purchase and Sales Agreement decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the lower interest rate used in the three months ended December 31, 2021 as a result of the revaluation of the liability.
As discussed in Note 8 to our Consolidated Financial Statements, to resolve UCB's challenges to our patents and their resulting obligation to pay us the royalties on net sales of CIMZIA® which we had sold to RPI, RPI and UCB negotiated a reduction in the royalty term and decreased royalty rates over the remaining term, which was implemented through the Settlement Agreement between UCB and us. As a result of accounting for the Settlement Agreement as a debt modification, we remeasured the liability to fair value based on the present value of the royalty payments to RPI after the modification, discounted at a rate of 16%. The recognition of the loss on the revaluation has no effect on our cash flows, and the net income statement effect over the term of 2012 Purchase and Sale Agreement remains unchanged.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the sum of the non-cash interest expense and the loss on the revaluation of the liability. To date, we have amortized $35.7 million of the net proceeds. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly. After the modification, we will continue to periodically assess future non-cash royalty revenues, and we will adjust any such change in our estimated interest rate prospectively based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $78.3 million of the net proceeds, since all changes in the royalties are absorbed by RPI.
Before the modification, we had increased our forecasts of future non-cash royalties at various intervals, primarily due to sales of CIMZIA® exceeding previous expectations. Due to these increases in estimated future royalties, we increased the prospective effective interest rate from 17% at inception to 48% as of the modification date. In connection with the modification and the reduction in the royalty rate and the royalty term, the net present value of the modified royalty stream, discounted at the current fair market value discount rate of 16%, is higher than the prior liability balance. The difference of $23.5 million was reported as a loss on the revaluation of the liability.
2020 Purchase and Sale Agreement
As discussed in Note 8 to the Consolidated Finance Statements and above under Royalty Revenue, we began recognizing non-cash royalty revenue for the 2020 Purchase and Sale Agreement in the three months ended December 31, 2020. Non-cash royalty revenue and non-cash interest expense increased for 2021 as we recognized them for the full year.
The 2020 Purchase and Sale Agreement provides for a capped return sale arrangement under which the 2020 Purchase and Sale Agreement will automatically expire, and HCR’s right to receive the sold royalties will cease when HCR has received payments equaling $210.0 million (the 2025 Threshold), if the 2025 Threshold is achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold is not achieved on or prior to December 31, 2025. Our estimate of the imputed interest rate reflects that our estimates for sales of MOVANTIK®, ADYNOVATE® and REBINYN® are sufficient to achieve the 2025 Threshold. As a result, we expect the interest rate to remain consistent between 2021 and 2022. However, if sales estimates decline and we conclude that the 2025 Threshold will not be achieved, we expect that the interest rate would increase modestly.
Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest income and other income (expense), net	$2,569	$18,282	$(15,713)	(86)%

Interest income and other income (expense), net decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to decreases in market interest rates and lower investment balances which have been utilized to fund our operations and the repayment of our senior notes on April 13, 2020. The effective interest rate earned on investments which we purchased after the COVID-19 pandemic began has been significantly lower than historical interest rates. We expect that our interest income and other income (expense), net will decrease for 2022 compared to 2021 due to lower investments balances as we fund our operations and continued low interest rates.
Interest expense (in thousands, except percentages)

	Year Ended December 31,		(Increase)/ Decrease 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Interest expense	$—	$(6,851)	$6,851	(100)%
    Interest expense during the year ended December 31, 2020 consisted of interest from our senior secured notes. In October 2015, we issued $250.0 million in aggregate principal amount of 7.75% senior secured notes, which we repaid on April 13, 2020. As a result, we incurred no interest expense after the repayment date.
Income Tax Expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2021 vs. 2020	Percentage Increase/ (Decrease) 2021 vs. 2020
	2021	2020
Provision for income taxes	$557	$493	$64	13%
    For the years ended December 31, 2021 and 2020, our income tax expense primarily results from our foreign operations. Due to our expected net loss in 2022, we expect income tax expense to be consistent with 2021 and reflect taxable income for our foreign operations.
Liquidity and Capital Resources
    We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. At December 31, 2021, we had approximately $798.8 million in cash and investments in marketable securities.
    We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing. We expect the clinical development of our drug candidates including bempegaldesleukin, NKTR-358, and NKTR-255 will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. Additionally, we have begun to invest in a stage appropriate build for commercialization of bempegaldesleukin. If the results of one or more of our registrational trials in bempegaldesleukin meet their primary endpoints to support health authority filings, we expect to increase our commercialization investment significantly to prepare for the commercial launch of bempegaldesleukin. The preparation for our potential first commercial drug launch requires a significant investment in building a commercial infrastructure, hiring a commercial sales force and incurring other third-party costs, which we will incur before we begin to receive any revenues from the sale of bempegaldesleukin, if approved. Even if our BLA or MAA for bempegaldesleukin is approved, we cannot be assured that the gross margin from sales of bempegaldesleukin will be sufficient to recover the costs of these investments in the near-term period following commercial launch. Under our BMS Collaboration Agreement, we share commercialization costs, using a ratio of 35% to BMS, 65% to Nektar, but each parties bears its own costs for non-product specific core commercialization infrastructure. If bempegaldesleukin is approved, we will share the net commercial profits and losses in the same manner of 35% to BMS and 65% to Nektar.
In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with BMS and a $150.0 million upfront payment from Lilly for our collaboration agreement for NKTR-358. In the future, we expect to receive substantial payments from our collaboration agreements with BMS and Lilly. In particular, under the BMS Collaboration Agreement, as discussed above, we are entitled to approximately $1.4 billion of potential future milestones for the acceptance of our regulatory submissions and commercial launch of bempegaldesleukin in the US, EU and Japan in up to four indications. Of these milestones, $560.0 million are associated with the acceptance of our regulatory submissions and commercial launches of bempegaldesleukin in its first indication in the U.S. and EU, subject to regulatory approval. As a result, whether and when bempegaldesleukin is approved in any indication will have a significant impact on our future liquidity and capital resources. We have no credit facility or any other sources of committed capital.
On February 12, 2021, we entered into a co-development agreement with SFJ Pharmaceuticals (SFJ), pursuant to which SFJ will pay up to $150.0 million in committed funding to support a Phase 2/3 study of bempegaldesleukin in combination with pembrolizumab (Keytruda®) for first-line treatment of patients with metastatic or unresectable recurrent squamous cell carcinoma of the head and neck (the SCCHN Clinical Trial) whose tumors express PD-L1 (the SCCHN Indication). In exchange for funding the SCCHN Clinical Trial, SFJ is entitled to a series of contingent success-based payments with the first payment due after substantial completion of the SCCHN Clinical Trial which we currently expect to occur in late 2024 or early 2025 as follows: (i) if bempegaldesleukin receives FDA approval for first line metastatic melanoma or the SCCHN Indication, we would pay SFJ $450.0 million over a series of five annual payments with the first annual payment being $30.0 million; (ii) if bempegaldesleukin receives FDA approval in both the Melanoma Indication and the SCCHN Indication, we would pay SFJ an additional $150.0 million paid over a series of seven annual payments; and (iii) if bempegaldesleukin receives FDA approval in an indication other than the Melanoma Indication or the SCCHN Indication, we would pay SFJ a one-time payment of $37.5 million. See Note 6 to our Consolidated Financial Statements for additional information.
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
    Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for bempegaldesleukin, the sales levels of our products, if and when they are approved, the sales levels for those products for which we are entitled to royalties, if and when they are approved, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.
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
Our only significant noncancellable contractual commitments relate to our leases. Please see Note 7 to our Consolidated Financial Statements for additional information.

Cash flows from operating activities
    Cash flows used in operating activities for the year ended December 31, 2021 totaled $412.7 million.
     Cash flows used in operating activities for the year ended December 31, 2020 totaled $313.3 million, which includes $353.6 million of net operating cash uses and $9.7 million for interest payments on our senior secured notes, partially offset by $50.0 million in milestones under the BMS Collaboration Agreement.
    We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase in 2022 compared to 2021 primarily as a result of increased research and development expenses. If the results of one or more of our registrational trials for bempegaldesleukin in combination with Opdivo® meets their primary endpoints, we expect our cash flows used in preparing for the commercial launch of bempegaldesleukin will significantly increase. However, we are entitled to milestones for the acceptance of our BLA or MAA filing by the FDA and EMA, respectively, and the commercial launch of bempegaldesleukin, the receipt of which is dependent upon if and when our BLA or MAA is accepted, our filings are approved and we are able to complete a first commercial sale of bempegaldesleukin. A substantial portion of these milestones are based on the first commercial sale of bempegaldesleukin in the U.S. and EU and there is therefore uncertainty regarding the timing of achievement of this portion of the milestones depending on health authority review timelines.
Cash flows from investing activities
    We paid $15.0 million and $7.3 million to purchase or construct property, plant and equipment in the years ended December 31, 2021 and 2020, respectively.
Cash flows from financing activities
    As described in Note 5 to our Consolidated Financial Statements, in the second quarter of 2020, we redeemed the senior secured notes at par and therefore repaid the principal of $250.0 million.
On December 16, 2020, we entered into a purchase and sale agreement (the 2020 Purchase and Sale Agreement) with entities managed by Healthcare Royalty Management, LLC, pursuant to which we sold our rights to receive royalty payments arising from the worldwide net sales of MOVANTIK®, ADYNOVATE® and REBINYN®, beginning on October 1, 2020. We received proceeds of $146.3 million, representing the selling price of $150.0 million, net of transaction costs. See Note 8 for additional details on the 2020 Purchase and Sale Agreement, including the capped nature of the arrangement.
    We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $33.2 million and $23.4 million in the years ended December 31, 2021 and 2020, respectively.
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
    We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and evaluate our estimates on an ongoing basis. Actual results may differ materially from those estimates under different assumptions or conditions. We have determined that, for the periods in this report, the following accounting policies and estimates are critical in understanding our financial condition and the results of our operations.
Development Derivative Liability
As described above and in Note 6 to our Consolidated Financial Statements, in February 2021, we entered into a co-development agreement with SFJ (the SFJ Agreement), pursuant to which SFJ will provide up to $150.0 million in committed funding for a Phase 2/3 registrational clinical study of bempegaldesleukin plus Keytruda® in patients with head and neck cancer whose tumors express PD-L1 (the SCCHN Indication). In exchange for funding the SCCHN Clinical Trial, SFJ is entitled to a series of contingent success-based payments as follows: (i) if bempegaldesleukin receives FDA approval for first line metastatic melanoma (the Melanoma Indication) or the SCCHN Indication, we would pay SFJ $450.0 million over a series of five annual payments with the first payment due after substantial completion of the SCCHN Clinical Trial which we currently expect to occur in late 2024 or early 2025; (ii) if bempegaldesleukin receives FDA approval in both the Melanoma Indication and the SCCHN Indication, we would pay SFJ an additional $150.0 million paid over a series of seven annual payments; and (iii) if bempegaldesleukin receives FDA approval in an indication other than first line metastatic melanoma or the SCCHN Indication, would pay SFJ a one-time payment of $37.5 million.
The SCCHN Clinical Trial provides for an interim futility analysis, and unless the futility criteria are met, SFJ is required to complete the SCCHN Clinical Trial. However, if the futility criteria are met, SFJ has the responsibility to wind down the SCCHN Clinical Trial at its sole cost. and the Success Payments, if any, for the Melanoma Indication and/or the additional bempegaldesleukin indication are reduced pro rata based on the costs incurred by SFJ for the SCCHN Clinical Trial over the aggregate commitment of $150.0 million.
We account for the SFJ Agreement as a derivative instrument, which we measure based on the scenario-based discounted cash flows of our obligation to pay the Success Payments to SFJ, net of the scenario-based discounted cash flows of SFJ’s obligation to fund the SCCHN Clinical Trial. Accordingly, we record increases to the derivative liability as SFJ funds the SCCHN Clinical Trial as non-cash research and development expense or as we receive cash payments from SFJ, and we record adjustments to the derivative as the net present value of these two scenario-based discounted cash flows changes over time as the Change in fair value of development derivative liability line in our Consolidated Financial Statements. Our discounted cash flow methodology makes a number of complex assumptions requiring significant management judgment about the probability and timing of cash flows and the risk-adjusted rate we use to discount such cash flows to present value. The key inputs to the valuation include our estimates of the following: (i) the probability and timing of achieving FDA approval in the Melanoma Indication, the SCCHN Indication and any other bempegaldesleukin indication, (ii) the timing of the substantial completion of the SCCHN Clinical Trial that SFJ must achieve before receiving a Success Payment, (iii) the probability of termination of the study due to meeting the interim futility criteria, (iv) the amount of costs incurred by SFJ if the success criterion for the interim futility analysis is not met, (v) SFJ’s cost of borrowing (1.5% as of December 31, 2021), and (vi) the Company’s imputed cost of borrowing for debt with similar terms (12.7% as of December 31, 2021).
Substantially all of these inputs are considered Level 3 inputs in the fair value hierarchy because no market data exists which we can directly or indirectly observe to assist us in developing these estimates. Additionally, the inputs which have the most significant effect on the valuation of this derivative instrument are our estimates related to the probability and timing of the SCCHN Clinical Trial meeting the futility criteria, the results of the registrational trials in the Melanoma Indication, the SCCHN Indication and another bempegaldesleukin indication meeting their primary endpoints, and the FDA approval of bempegaldesleukin in one or more indications. We generally do not believe we will have information to adjust these probabilities until these clinical results are released to us, and therefore when we adjust these assumptions in the period when the information becomes available to us, we expect that such adjustment will have a material effect on our financial condition and results of operations.
Debt Modification
    As discussed in Note 8 to our Consolidated Financial Statements, to resolve UCB’s challenges to our patents and their resulting obligation to pay us the royalties on net sales of CIMZIA® which we had sold to RPI, RPI and UCB negotiated a reduction in the royalty term and decreased royalty rates over the remaining term. This negotiation was implemented through the Letter Agreement between RPI and us, which permitted us to enter into the Settlement Agreement with UCB. When we initially sold our rights to receive royalties to RPI, we concluded that we should account for the transaction as debt under ASC 450-10 Debt (ASC 450-10) due to our continuing involvement in the generation of the royalties due to our obligation to manufacture the polymer reagent purchased by UCB for the production of CIMZIA®. Since this obligation remained unchanged as a result of the Settlement Agreement, we concluded that we should account for the Letter Agreement within the scope of ASC 450-10.
In our assessment, we concluded that the Letter Agreement represented a modification of the 2012 Purchase and Sale Agreement, since RPI had agreed to reduced royalty payments. Since our estimates of the present value of the reduction in the future royalties exceeded 10% of our estimates of the present value of the royalties before the modification (including the royalties from MIRCERA® which remain unchanged as a result of these agreements), we concluded that we should treat the modification as an extinguishment of the prior liability and recognize a new liability based on the revised royalty payments and term, discounted to fair value. The estimation of the fair value required us to develop estimates of the future sales of CIMZIA® and MIRCERA® over the remaining royalty terms, as well as estimate an appropriate discount rate. Since no active, traded markets exist for arrangements of this nature, we concluded that the 2020 Purchase and Sale Arrangement was economically similar enough to the modified 2012 Purchase and Sale Agreement to use as a basis for the discount rate because the products under both arrangements are well established drugs and the duration of the arrangements are similar. Accordingly, we utilized our estimated imputed interest rate of 16% from the inception of the 2020 Purchase and Sale Agreement as the discount rate to estimate the fair value of the modified 2012 Purchase and Sale Agreement.
If our estimates of the future royalties to be received by RPI under the modified 2012 Purchase and Sale Agreement had been higher or lower, our estimated fair value of the new liability would have been higher or lower as well, resulting in a larger or smaller loss on the revaluation. Similarly, if our estimated discount rate had been lower or higher, the estimated fair value of the liability would have been higher or lower, resulting in a larger or smaller loss on revaluation.
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
We have concluded that our collaboration agreements with BMS and Lilly fall within the scope of ASC 808. We concluded that the upfront and milestone payments under these arrangements fall within the scope of ASC 606 and therefore recognize these payments as revenue in License, collaboration and other revenue. However, due to the collaborative nature of our joint development and commercialization of bempegaldesleukin, we recognize the reimbursements we receive from BMS for their share of the costs that we incur for the development, manufacturing and commercialization of bempegaldesleukin as a reduction of research and development expense or general and administrative expense, as applicable.
Revenue Recognition
    We recognize license, collaboration and other research revenue, including the upfront fees and milestone payments based on the facts and circumstances of each contractual agreement. At the inception of each agreement, we determine which promises represent distinct performance obligations, for which management must use significant judgment. Additionally, at inception and at each reporting date thereafter, we must determine and update, as appropriate, the transaction price, which includes variable consideration such as development and commercial launch milestones. These milestones include the $1.7 billion clinical, regulatory and commercial launch milestones under our collaboration agreements with BMS and Lilly. We must use judgment to determine when to include the variable consideration for these milestones in the transaction price such that inclusion of such variable consideration will not result in a significant reversal of revenue recognized when the contingency surrounding the variable consideration is resolved. To date, we have not included these remaining milestones from BMS and Lilly in the respective transaction prices due to the significant uncertainties involved with clinical development and regulatory approval. We generally do not believe that we would update the transaction price before events that are outside of our control occur, such as the release of clinical trial results, regulatory acceptance of a BLA or similar filing or regulatory approval. However, if these results are positive, we may conclude that certain milestones meet the recognition requirements for inclusion in the transaction price and therefore we would recognize them as revenue before the milestone event occurs and the payment becomes due to us, provided that the achievement of the milestone is within our control.
Accrued Clinical Trial Expenses
    We record an accrued expense for the estimated unbilled costs of our clinical study activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients and completion of certain clinical trial activities. We generally recognize costs associated with the start-up and reporting phases of the clinical trials as incurred. We generally accrue costs associated with the treatment phase of clinical trials based on the estimated activities performed by our third party vendors, including our contract research organizations. We may also accrue expenses based on the total estimated cost of the treatment phase on a per patient basis and expense the per patient cost ratably over the estimated patient treatment period. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses ratable over the service period, as we believe that this methodology may be more reflective of the timing of costs incurred.

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
    A hypothetical 50 basis point increase in interest rates would result in an approximate $1.8 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2021. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2021. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $2.5 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2020.
    As of December 31, 2021, we held $762.6 million of available-for-sale investments, excluding money market funds, with an average time to maturity of six months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash, the timing of the maturities of our investments and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis.
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

Item 8. Financial Statements and Supplementary Data
NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Nektar Therapeutics
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

Accounting for accrued research and development expenses

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, the Company records expenses and accruals for estimated costs of research and development activities, including third party contract services costs for clinical research and contract manufacturing. Clinical trial and contract manufacturing activities performed by third parties are expensed based upon estimates of work completed in accordance with agreements with the respective Clinical Research Organization (“CRO”) or Contract Manufacturing Organization (“CMO”). Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations are appropriate as of period end. Tracking the progress of completion for clinical trial and contract manufacturing activities performed by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements. During 2021, the Company incurred $400.3 million of research and development expenses. The Company recorded an accrued liability of $26.8 million and $4.6 million for clinical trial and contract manufacturing expenses, respectively, as of December 31, 2021.

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

Accounting for cost-sharing under the Bristol-Myers Squibb (BMS) Collaboration Agreement

Description of the Matter
The Company and Bristol-Myers Squibb Company (BMS) both conduct research and development activities under a Strategic Collaboration Agreement for bempegaldesleukin (NKTR-214). As more fully explained in note 11 to the consolidated financial statements, the Company and BMS share certain internal and external development costs under the collaboration agreement. The Company’s research and development costs include external actual and estimated Clinical Research Organizations (“CRO”) and Contract Manufacturing Organization (“CMO”) costs in addition to internal employee costs. BMS provides reports to support their research and development activities performed and costs incurred in the relevant period under the terms of the agreement. Estimates included in each party’s research and development costs are trued up to actuals by each party when known. Eligible costs incurred by each party during the reporting period are offset and the net amount is owed to the party with the excess costs. The Company has a net receivable of $21.4 million from BMS under the collaboration as of December 31, 2021. During a reporting period in which there is a net receivable to the Company, the net amount of BMS’ reimbursement of collaboration expense is recorded as a reduction of research and development expense. For the year ended December 31, 2021, the Company recorded $101.5 million as a reduction of research and development expenses for BMS’ share of the Company’s research and development expenses, net of the Company’s share of BMS’ research and development expenses.

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

Accounting for the Co-Development Agreement with SFJ Pharmaceuticals and Development Derivative Liability

Description of the Matter
As discussed in note 6 to the consolidated financial statements, on February 12, 2021, the Company entered into a co-development funding agreement (“SFJ Arrangement”) with SFJ Pharmaceuticals Group company (“SFJ”) under which SFJ agreed to pay up to $150 million in committed funding to support a phase 2/3 study of bempegaldesleukin in combination with Keytruda in squamous cell cancer of the head and the neck (“SCCHN”). In return the Company will pay SFJ a series of success-based annual payments in the event of FDA approval of bempegaldesleukin for the Melanoma indication, the SCCHN indication, or both, and in the event of one additional bempegaldesleukin indication. The SFJ Agreement is presented as a development derivative liability whose fair value is based on unobservable inputs and is remeasured at each reporting date. As SFJ conducts the SCCHN clinical trial, the Company records non-cash research and development expense with a corresponding increase to the development derivative liability, and as SFJ remits funding to support the Company’s internal cost of conducting the trial, the Company also records a corresponding increase to the development derivative liability. The change in the fair value between reporting periods is recorded as a gain or loss in the Company’s Consolidated Statement of Operations. For the year ended December 31, 2021, the Company recorded $16.7 million of non-cash research and development expense and a loss of $8.0 million reflecting the change in the fair value of the development derivative liability. The fair value of the development derivative liability as of December 31, 2021 was $27.7 million.

We identified the a) initial accounting, and b) valuation of the development derivative liability as a critical audit matter. The development derivative liability is valued using several unobservable inputs in a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using risk-adjusted discount rates. Auditing this model required a high degree of auditor judgment as well as analysis by our fair value specialists.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of controls over management’s initial accounting and valuation of the development derivative liability. This included conducting meetings with the Company’s financial and operational personnel to determine the progress to date of the ongoing clinical studies and their process and procedures around the development of the unobservable inputs utilized in the estimation of the fair value of the development derivative liability.

Our audit procedures included, among others, testing and evaluating the reasonableness of management’s assumptions by comparing the assumptions within the model to internal communications among management and the Company’s Board of Directors, information included in the Company’s earnings releases, analyst reports for the Company and life science industry third-party research reports. We also conducted inquiries with those responsible for clinical trials regarding the progress of ongoing trials.
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology including the discount rates used by testing the source information and the mathematical accuracy of the calculation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Redwood City, California
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on Internal Control Over Financial Reporting

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nektar Therapeutics (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California
February 28, 2022

NEKTAR THERAPEUTICS
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$25,218	$198,955
Short-term investments	708,737	862,941
Accounts receivable	22,492	38,889
Inventory	15,801	15,292
Other current assets	23,333	21,928
Total current assets	795,581	1,138,005
Long-term investments	64,828	136,662
Property, plant and equipment, net	60,510	59,662
Operating lease right-of-use assets	117,025	126,476
Goodwill	76,501	76,501
Other assets	2,744	1,461
Total assets	$1,117,189	$1,538,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	9,747	22,139
Accrued compensation	15,735	14,532
Accrued clinical trial expenses	26,809	44,207
Other accrued expenses	15,468	20,986
Operating lease liabilities, current portion	17,441	13,915
Total current liabilities	85,200	115,779
Operating lease liabilities, less current portion	125,736	136,373
Development derivative liability	27,726	—
Liabilities related to the sales of future royalties, net	195,427	200,340
Other long-term liabilities	3,592	8,980
Total liabilities	437,681	461,472
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at December 31, 2021 or 2020	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 185,468 shares and 180,091 shares issued and outstanding at December 31, 2021 and 2020, respectively	19	18
Capital in excess of par value	3,516,641	3,388,730
Accumulated other comprehensive loss	(4,157)	(2,295)
Accumulated deficit	(2,832,995)	(2,309,158)
Total stockholders’ equity	679,508	1,077,295
Total liabilities and stockholders’ equity	$1,117,189	$1,538,767
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product sales	$23,725	$17,504	$20,117
Royalty revenue	—	30,999	41,222
Non-cash royalty revenue related to the sales of future royalties	77,746	48,563	36,303
License, collaboration and other revenue	436	55,849	16,975
Total revenue	101,907	152,915	114,617
Operating costs and expenses:
Cost of goods sold	24,897	19,477	21,374
Research and development	400,269	408,678	434,566
General and administrative	122,844	104,682	98,712
Impairment of assets and other costs for terminated program	—	45,189	—
Total operating costs and expenses	548,010	578,026	554,652
Loss from operations	(446,103)	(425,111)	(440,035)
Non-operating income (expense):
Change in fair value of development derivative liability	(8,023)	—	—
Non-cash interest expense on liabilities related to the sales of future royalties	(47,313)	(30,267)	(25,044)
Loss on revaluation of liability related to the sale of future royalties	(24,410)	—	—
Interest income and other income (expense), net	2,569	18,282	46,335
Interest expense	—	(6,851)	(21,310)
Total non-operating expense, net	(77,177)	(18,836)	(19)
Loss before provision for income taxes	(523,280)	(443,947)	(440,054)
Provision for income taxes	557	493	613
Net loss	$(523,837)	$(444,440)	$(440,667)

Basic and diluted net loss per share	$(2.86)	$(2.49)	$(2.52)
Weighted average shares outstanding used in computing basic and diluted net loss per share	183,298	178,581	174,993
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(523,837)	$(444,440)	$(440,667)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(1,568)	(927)	5,693
Net foreign currency translation gain (loss)	(294)	(363)	(382)
Other comprehensive income (loss)	(1,862)	(1,290)	5,311
Comprehensive loss	$(525,699)	$(445,730)	$(435,356)
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	173,530	$17	$3,147,925	$(6,316)	$(1,424,051)	$1,717,575
Shares issued under equity compensation plans	2,975	—	23,377	—	—	23,377
Stock-based compensation	—	—	99,795	—	—	99,795
Comprehensive loss	—	—	—	5,311	(440,667)	(435,356)
Balance at December 31, 2019	176,505	17	3,271,097	(1,005)	(1,864,718)	1,405,391
Shares issued under equity compensation plans	3,586	1	23,372	—	—	23,373
Stock-based compensation	—	—	94,261	—	—	94,261
Comprehensive loss	—	—	—	(1,290)	(444,440)	(445,730)
Balance at December 31, 2020	180,091	18	3,388,730	(2,295)	(2,309,158)	1,077,295
Shares issued under equity compensation plans	5,377	1	33,237	—	—	33,238
Stock-based compensation	—	—	94,674	—	—	94,674
Comprehensive loss	—	—	—	(1,862)	(523,837)	(525,699)
Balance at December 31, 2021	185,468	$19	$3,516,641	$(4,157)	$(2,832,995)	$679,508
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(523,837)	$(444,440)	$(440,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(77,746)	(48,563)	(36,303)
Non-cash interest expense on liabilities related to sales of future royalties	47,313	30,267	25,044
Loss on revaluation of liability related to the sale of future royalties	24,410	—	—
Change in fair value of development derivative liability	8,023	—	—
Non-cash research and development expense	16,703	—	—
Stock-based compensation	94,674	94,261	99,795
Depreciation and amortization	14,146	14,182	13,156
Impairment of advance payments to contract manufacturers and equipment for terminated program	—	20,351	—
Amortization of premiums (discounts), net and other non-cash transactions	6,730	3,943	(11,394)
Changes in operating assets and liabilities
Accounts receivable	12,397	1,913	6,411
Inventory	(509)	(2,627)	(1,284)
Operating leases, net	2,340	2,743	13,090
Other assets	(2,688)	4,476	1,190
Accounts payable	(11,690)	2,382	12,967
Accrued compensation	1,203	4,697	1,530
Other accrued expenses	(23,524)	8,644	4,349
Deferred revenue	(605)	(5,516)	(16,565)
Net cash used in operating activities	(412,660)	(313,287)	(328,681)
Cash flows from investing activities:
Purchases of investments	(960,689)	(987,533)	(1,380,865)
Maturities of investments	1,166,951	1,449,304	1,614,036
Sales of investments	11,504	41,700	—
Purchases of property, plant and equipment	(14,989)	(7,258)	(26,285)
Net cash provided by investing activities	202,777	496,213	206,886
Cash flows from financing activities:
Proceeds from sale of future royalties, net of $3.8 million of transaction costs	—	146,250	—
Repayment of senior notes	—	(250,000)	—
Cash receipts from development derivative liability	3,000	—	—
Proceeds from shares issued under equity compensation plans	33,238	23,396	23,355
Net cash provided by (used in) financing activities	36,238	(80,354)	23,355
Effect of foreign exchange rates on cash and cash equivalents	(92)	20	(102)
Net increase (decrease) in cash and cash equivalents	(173,737)	102,592	(98,542)
Cash and cash equivalents at beginning of year	198,955	96,363	194,905
Cash and cash equivalents at end of year	$25,218	$198,955	$96,363
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$9,742	$19,199
Cash paid for income taxes	$325	$539	$555
Operating lease right-of-use assets recognized in exchange for lease liabilities	$1,057	$2,133	$57,691
Accounts receivable recognized in exchange for long-term liabilities	$—	$4,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
    Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2021, we had approximately $798.8 million in cash and investments in marketable securities.
Basis of Presentation, Principles of Consolidation and Use of Estimates
    Our Consolidated Financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries: Nektar Therapeutics Europe GmbH, Nektar Therapeutics (India) Private Limited (Nektar India), Inheris Biopharma, Inc. (Inheris) and certain other entities in Europe. We have eliminated all intercompany accounts and transactions in consolidation.
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
    Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the years ended December 31, 2021, 2020 and 2019.
    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. Our estimates include those related to the selling prices of performance obligations and amounts of variable consideration in collaboration agreements, royalty revenue, and other assumptions required for revenue recognition as described further below; the net realizable value of inventory; the impairment of investments, goodwill and long-lived assets; contingencies, accrued clinical trial, contract manufacturing and other expenses; non-cash royalty revenue and non-cash interest expense from our liabilities related to our sales of future royalties; assumptions used in the valuation of our development derivative liability as further described in Note 6; our assumptions used in stock-based compensation; and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, we assess estimates each period, update them to reflect current information, and will generally reflect any changes in estimates in the period first identified.

Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation. Such reclassifications do not materially impact previously reported revenue, operating loss, net loss, total assets, liabilities or stockholders’ equity.
Fair Value of Financial Instruments
The recorded amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. Investments that are classified as available-for-sale are recorded at estimated fair value. The disclosed fair value related to our cash equivalents and investments is based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. Development derivative liability is recorded at its estimated fair value based on management′s estimates of several unobservable inputs, including the probabilities of success of ongoing clinical trials and various other inputs described above and in Note 6.
The fair value of our financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820-10, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of ASC Topic 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For the years ended December 31, 2021 and 2020, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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
Our cash and investments are held or issued by financial institutions that management believes are of high credit quality. However, they are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds and places restrictions on maturities and concentrations by type and issuer.
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
Accounts Receivable and Significant Customer Concentrations
    Our customers are primarily pharmaceutical and biotechnology companies that are primarily located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), other contingent payments, as well as reimbursable costs from collaborative research and development agreements. Our accounts receivable included $21.4 million and $38.7 million for unbilled net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS) as of December 31, 2021 and December 31, 2020, respectively. The remaining accounts receivable related primarily to product sales. We perform a regular review of our partners’ credit risk and payment histories when circumstances warrant, including payments made subsequent to year-end. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts, although historically we have not experienced credit losses from our accounts receivable.
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

Leases
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
Please see Note 7 for additional information regarding our leases.
Collaborative Arrangements
    We enter into collaboration arrangements with pharmaceutical and biotechnology collaboration partners, under which we may grant licenses to our collaboration partners to further develop and commercialize one of our drug candidates, either alone or in combination with the collaboration partners’ compounds, or grant licenses to partners to use our technology to research and develop their own drug candidates. We may also perform research, development, manufacturing and supply activities under our collaboration agreements. Consideration under these contracts may include an upfront payment, development and regulatory milestones and other contingent payments, expense reimbursements, royalties based on net sales of approved drugs, and commercial sales milestone payments. Additionally, these contracts may provide options for the customer to purchase our proprietary PEGylation materials, drug candidates or additional contract research and development services under separate contracts.
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
Royalty revenue, including Non-cash royalty revenue
Generally, for our collaboration arrangements that include sales-based royalties, we have granted our collaboration partner a license to our intellectual property. Pursuant to these arrangements, our collaboration partners are typically obligated to pay a royalty that is based on the net sales of their approved drugs that are sold in the countries where we have intellectual property rights covering their drugs. As of December 30, 2021, we have sold our rights to receive sales-based royalties for CIMZIA®, MIRCERA®, MOVANTIK®, ADYNOVATE® and REBINYN® as further described in Note 8. For collaboration arrangements that include sales-based royalties, we have concluded that the license is the predominant item to which the royalties relate, which include commercial milestone payments based on the level of sales. Accordingly, we recognize royalty revenue when the underlying sales occur based on our best estimates of sales of the drugs. Our aggregate royalty and non-cash royalty revenue of $77.7 million, $79.6 million and $77.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, represents revenue for granting licenses for which we had satisfied in prior periods. Our partners generally pay royalties or commercial milestones after the end of the calendar quarter in accordance with contractual terms. We present commercial milestone payments within license, collaboration and other revenue.
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
    Milestone Payments: At the inception of the arrangement and at each reporting date thereafter, we assess whether we should include any milestone payments or other forms of variable consideration in the transaction price, based on whether a significant reversal of revenue previously recognized is not probable upon resolution of the uncertainty. Since milestone payments may become payable to us upon the initiation of a clinical study, filing for or receipt of regulatory approval or the first commercial sale of a product, we review the relevant facts and circumstances to determine when we should update the transaction price, which may occur before the triggering event. When we do update the transaction price for milestone payments, we allocate it on a relative standalone selling price basis and record revenue on a cumulative catch-up basis, which results in recognizing revenue for previously satisfied performance obligations in such period. As described further in Note 11, we recognized $50.0 million of milestones in the year ended December 31, 2020 because we had previously satisfied the performance obligation. If we update the transaction price before the triggering event, we recognize the increase in the transaction price as a contract asset. Our partners generally pay development milestones subsequent to achievement of the triggering event.
    Research and Development Services: For amounts allocated to our research and development obligations in a collaboration arrangement, we recognize revenue over time using a proportional performance model, representing the transfer of goods or services as we perform activities over the term of the agreement.
Research and Development Expense
    Research and development costs are expensed as incurred and include salaries, benefits and other operating costs such as outside services, supplies and allocated overhead costs. We perform research and development activities for our drug candidates and technology development and for certain third parties under collaboration agreements. For our drug candidates and our internal technology development programs, we invest our own funds without reimbursement from a third party. Where we perform research and development activities under a joint development collaboration, such as our collaboration with BMS, we record the cost reimbursement from our partner as a reduction to research and development expense when reimbursement amounts are due to us under the agreement.
    We record an accrued expense for the estimated unbilled costs of our clinical study activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients and completion of certain clinical trial activities. We generally recognize costs associated with the start-up and reporting phases of the clinical trials as incurred. We generally accrue costs associated with the treatment phase of clinical trials based on the estimated activities performed by our third party vendors, including our contract research organizations. We may also accrue expenses based on the total estimated cost of the treatment phase on a per patient basis and expense the per patient cost ratably over the estimated patient treatment period. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses ratable over the service period, as we believe that this methodology may be more reflective of the timing of costs incurred.
    We record an accrued expense for the estimated costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process to be sufficiently defined such that the resulting product can be considered the delivery of a good, as evidenced by predictive or contractually required yields in the production process or payment terms based on the actual yield, or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contracts. We recognize and amortize upfront payments and accrue liabilities based on the specific terms of each arrangement. Certain arrangements may provide upfront payments for certain stages of the arrangement and milestone payments for the completion of certain stages, and, accordingly, we may record advance payments for services that have not been completed or goods not delivered and liabilities for stages where the contract manufacturer is entitled to a milestone payment.
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
Stock-Based Compensation
    Stock-based compensation arrangements include grants of stock options, restricted stock units (RSUs), performance stock units (PSUs) under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), through which employees may purchase our common stock at a discount to the market price.
    We expense the grant date fair value of options, RSUs, PSUs and ESPP shares on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations and recognize forfeitures of options, RSUs and PSUs as they occur. For options and RSUs that vest upon the achievement of performance milestones, we recognize expense provided that we believe that the performance milestones are probable of achievement, and we estimate the vesting period based on our evaluation of the estimated date of achievement of these milestones. For PSUs, we recognize expense based on the grant date fair value regardless of whether the market condition is met. Additionally, we do not adjust the expense based on the number of shares ultimately issued, which may be higher or lower than the grant amount. We report expense amounts in cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. Stock-based compensation charges are non-cash charges and have no effect on our reported cash flows. We estimate the grant date fair value of our stock-based compensation awards as follows:

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
Net Loss Per Share
    For all periods presented in the Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented. For the years ended December 31, 2021, 2020 and 2019, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded weighted average outstanding stock options, RSUs and PSUs totaling 18.4 million, 17.4 million and 17.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Comprehensive Loss
    Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. Our comprehensive loss includes our net loss, gains and losses from the foreign currency translation of the assets and liabilities of our foreign subsidiaries, and unrealized gains and losses on investments in available-for-sale securities.
Recent Accounting Pronouncements
We have reviewed recent accounting pronouncements and concluded they are either not applicable to us or that we do not expect adoption to have a material effect on our consolidated financial statements.

Note 2 — Cash and Investments in Marketable Securities
    Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$25,218	$198,955
Short-term investments	708,737	862,941
Long-term investments	64,828	136,662
Total cash and investments in marketable securities	$798,783	$1,198,558
    We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. All of our long-term investments as of December 31, 2021 and 2020 had maturities between one and two years.
    During the year ended December 31, 2021 and 2020, we sold available-for-sale securities totaling $11.5 million and $41.7 millions, respectively. We did not sell any available-for-sale securities in the year ended December 31, 2019. Gross realized gains and losses on those sales were not significant.
We report our accrued interest receivable, which totaled $1.4 million and $5.1 million at December 31, 2021 and December 31, 2020, respectively, in other current assets on our Consolidated Balance Sheets.
    Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	December 31, 2021				December 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$278,475	$7	$(361)	$278,121	$687,469
Corporate commercial paper	2	478,932	5	(308)	478,629	313,497
Obligations of U.S. government agencies	2	5,880	—	(5)	5,875	2,382
Available-for-sale investments		763,287	12	(674)	762,625	1,003,348
Money market funds	1				23,968	179,302
Certificates of deposit	2				10,940	9,623
Cash	N/A				1,250	6,285
Total cash and investments in marketable securities					$798,783	$1,198,558
    At December 31, 2020, our gross unrealized gains and losses totaled $1.1 million and $0.2 million, respectively.
At both December 31, 2021 and 2020, we had letter of credit arrangements in favor of our landlords and certain vendors totaling $8.1 million. These letters of credit are secured by investments of similar amounts.
Note 3 — Inventory
    Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$3,166	$2,422
Work-in-process	9,342	10,703
Finished goods	3,293	2,167
Total inventory	$15,801	$15,292

Note 4 — Property, Plant and Equipment
    Property, plant and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Building and leasehold improvements	$97,385	$92,977
Laboratory equipment	42,704	40,121
Computer equipment and software	28,829	28,684
Manufacturing equipment	22,374	21,796
Furniture, fixtures, and other	10,094	9,872
Depreciable property, plant and equipment at cost	201,386	193,450
Less: accumulated depreciation	(148,039)	(138,488)
Depreciable property, plant and equipment, net	53,347	54,962
Construction-in-progress	7,163	4,700
Property, plant and equipment, net	$60,510	$59,662
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
    Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2021, 2020, and 2019 was $13.0 million, $12.5 million, and $11.0 million, respectively.
Note 5 — Senior Secured Notes
    On October 5, 2015, we completed the sale and issuance of $250.0 million in aggregate principal amount of 7.75% senior secured notes due 2020 (the Notes). The Notes bore interest at a rate of 7.75% per annum and were to mature on October 5, 2020. On April 13, 2020, we redeemed the Notes at par and therefore repaid the principal of $250.0 million and accrued interest of $4.8 million.
Note 6 — Co-Development Agreement with SFJ Pharmaceuticals and Development Derivative Liability
On February 12, 2021, we entered into a co-development agreement (the SFJ Agreement) with SFJ Pharmaceuticals XII, L.P., a SFJ Pharmaceuticals Group company (SFJ), pursuant to which SFJ will pay up to $150.0 million in committed funding to support a Phase 2/3 study of bempegaldesleukin in combination with Keytruda® (pembrolizumab) for first-line treatment of patients with metastatic or unresectable recurrent squamous cell carcinoma of the head and neck (the SCCHN Clinical Trial) whose tumors express PD-L1 (the SCCHN Indication). SFJ Pharmaceuticals is a global drug development company backed by Blackstone Life Sciences and Abingworth. On February 11, 2021, we entered into a collaboration agreement with MSD International GmbH (MSD), an affiliate of Merck, Sharp & Dohme, pursuant to which MSD will provide Keytruda® at no cost for use in the SCCHN Clinical Trial but will not bear any other costs of the trial.
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
The SFJ Agreement expires upon the payment of all Success Payments to SFJ, unless earlier terminated as provided under the SFJ Agreement. The SFJ Agreement may be terminated by either party for a safety or health concern for the patients, whether by the independent data monitoring committee or by mutual agreement of both parties. The SFJ Agreement may also be terminated by either party for material breach or insolvency of the counterparty.
We present the SFJ Agreement as a Development derivative liability in our Consolidated Balance Sheets, which we remeasure to fair value at each reporting date. As SFJ conducts the SCCHN Clinical Trial, we record non-cash research and development expense with a corresponding increase to the development derivative liability, and as SFJ remits funding to us to support our internal costs of conducting the trial, we also record a corresponding increase to the development derivative liability. We present the gain (loss) from the remeasurement as Change in fair value of development derivative liability in our Consolidated Statements of Operations. The following table presents the changes in the development derivative liability for the year ended December 31, 2021:

	Fair Value Hierarchy Level	Year ended December 31, 2021
Fair value at inception on February 12, 2021	3	$—
Non-cash research and development expense		$16,703
Cash receipts from SFJ		$3,000
Change in the fair value of development derivative liability		$8,023
Fair value at end of period	3	$27,726

We valued the derivative using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and we discount such cash flows to present value using a risk-adjusted rate. The key inputs to the valuation include our estimates of the following: (i) the probability of the Melanoma Clinical Trial, the SCCHN Clinical Trial and another bempegaldesleukin trial meeting their primary endpoints, (ii) the probability and timing of achieving FDA approval in the Melanoma Indication, the SCCHN Indication and any other bempegaldesleukin indication, (iii) the timing of the substantial completion of the SCCHN Clinical Trial that SFJ must achieve before receiving a Success Payment, (iv) the probability of termination of the study due to meeting the interim futility criteria, (v) the amount of costs incurred by SFJ if the success criterion for the interim futility analysis is not met, (vi) SFJ’s cost of borrowing, currently estimated at 1.5%, and (vii) the Company’s imputed cost of borrowing for debt with similar terms, currently estimated at 12.7%.
Note 7 — Operating Leases
    Our leases consist of a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) for our 155,215 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard, San Francisco, California (the Mission Bay Facility) and a Lease Agreement (the Third Street Lease) with Kilroy Realty Finance Partnership, L.P. (Kilroy) for an additional 135,936 square foot facility to support our R&D operations at 360 Third Street, San Francisco,

California (the Third Street Facility). The following table presents key information regarding these leases (dollars in thousands):

	Mission Bay Facility	Third Street Facility
Lease commencement	September 2017	June 2018
Lease term	January 2030	January 2030
Space delivered during the year ended December 31, 2020
Square footage	4,940	—
Right-of-use asset and lease liability recognized	$2,133	$—
Space delivered during the year ended December 31, 2021
Square footage	2,012	—
Right-of-use asset and lease liability recognized	$1,057	$—
Renewal terms	Two consecutive five-year terms	One five-year term
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
We recognize rent expense for these operating leases on a straight-line basis over the lease period. The components of lease expense, which we include in operating expenses in our Consolidated Statements of Operations, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$19,153	$18,985	$14,697
Variable lease expense	8,974	8,179	6,408
Total lease expense	$28,127	$27,164	$21,105
    During the years ended December 31, 2021, 2020 and 2019, we paid $16.8 million, $16.2 million and $8.4 million, respectively, of operating lease payments related to our lease liabilities, which we include in net cash used in operating activities in our Consolidated Statements of Cash Flows.

As of December 31, 2021, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,
2022	$18,626
2023	20,909
2024	21,572
2025	22,255
2026	22,957
2027 and thereafter	75,411
Total lease payments	181,730
Less: portion representing interest	(37,900)
Less: lease incentives	(653)
Operating lease liabilities	143,177
Less: current portion	(17,441)
Operating lease liabilities, less current portion	$125,736
    As of December 31, 2021, the weighted-average remaining lease term is 8.1 years and the weighted-average discount rate used to determine the operating lease liability was 5.8%.
Note 8 — Liabilities Related to the Sales of Future Royalties
    On February 24, 2012, we entered into a purchase and sale agreement (the 2012 Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the 2012 Transaction Royalties) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the 2012 Transaction Royalties. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (the 2012 Royalty Obligation) that is amortized using the effective interest method over the estimated life of the 2012 Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI.
On June 5, 2020, UCB served notice of a Declaratory Judgment of Patent Invalidity, filed in the United States District Court for the District of Delaware, seeking a declaration of invalidity of certain of our patents that we had licensed to UCB and pursued similar actions in other jurisdictions. On October 14, 2021, RPI and we entered into a Letter Agreement which permitted us to enter into a Settlement Agreement, effective October 13, 2021, with UCB to effect the negotiation between RPI and UCB in which UCB and RPI agreed to a reduction in the royalty term and annual decreases in the royalty rate over the remaining royalty term in exchange for UCB’s withdrawal of all of UCB’s litigation and challenges.
We concluded that we should account for the decrease in royalty payments to RPI as a result of these agreements as a modification of our liability. Due to the significance of the change in the estimated royalty payments, we concluded that we should treat the modification as an extinguishment of the prior liability and recognize a new liability based on the revised royalty payments and term, discounted to fair value. Accordingly, we estimated the fair value to be approximately $84.7 million, reflecting a discount rate of 16.0%, and we began amortizing the liability prospectively at this rate commencing in the three months ended December 31, 2021. As a result, we recognized a loss of $23.5 million on the revaluation of the prior liability in the three months ended December 31, 2021, and we wrote off of the remaining $0.9 million of unamortized transaction costs. We present these charges in Loss on revaluation of liability related to the sale of future royalties line in our Consolidated Statement of Operations.
On December 16, 2020, we entered into a purchase and sale agreement (the 2020 Purchase and Sale Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Pursuant to the 2020 Purchase and Sale Agreement, we agreed to sell to HCR certain of our rights to receive royalty payments (the 2020 Transaction Royalties) arising from the worldwide net sales, from and after October 1, 2020 until such time that certain return thresholds are met as described below, of (a) MOVANTIK® under that certain License Agreement, dated September 20, 2009, by and between Nektar and AstraZeneca AB, as amended, (b) ADYNOVATE® under that certain Exclusive Research, Development, License and Manufacturing and Supply Agreement, dated September 26, 2005, by and among Nektar, Baxalta US Inc. and Baxalta GmbH, as amended, (c) REBINYN® under that certain Settlement and License Agreement, dated December 21, 2016, by and among Nektar, Novo Nordisk Inc., Novo Nordisk A/S and Novo Nordisk A/G and (d) licensed products under that certain Right to Sublicense Agreement, dated October 27, 2017, by and among Nektar, Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH.
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
On December 30, 2020, we received aggregate cash proceeds of $150.0 million for the 2020 Transaction Royalties. As part of the sale, we incurred approximately $3.8 million in transaction costs, which will be amortized to interest expense over the estimated life of the 2020 Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from these products, as a result of the limits on the 2020 Transaction Royalties to be received by HCR and our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these non-cash royalties as revenue, commencing with royalties for the three months ended December 31, 2020, to be received by HCR in the first quarter of 2021. We recorded the $150.0 million in proceeds from this transaction as a liability (the 2020 Royalty Obligation) that will be amortized using the effective interest method over the estimated life of the 2020 Purchase and Sale Agreement. As of December 31, 2021, our prospective effective interest rate used to amortize the liability is 15%.
The following table shows the activity within the liability account of each arrangement (in thousands):

	Year-Ended December 31, 2021			Period from inception to December 31, 2021
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties—beginning balance	$65,880	$139,375	$205,255	$—	$—	$—
Royalty monetization proceeds	—	—	—	124,000	150,000	274,000
Non-cash royalty revenue	(37,578)	(40,168)	(77,746)	(282,658)	(50,793)	(333,451)
Non-cash interest expense	26,458	20,855	47,313	223,418	20,855	244,273
Payments to RPI	—	—	—	(10,000)	—	(10,000)
Loss on revaluation of liability related to the sale of future royalties	23,522		23,522	23,522	—	23,522
Liabilities related to the sales of future royalties – ending balance	78,282	120,062	198,344	78,282	120,062	198,344
Less: unamortized transaction costs	—	(2,917)	(2,917)	—	(2,917)	(2,917)
Liabilities related to the sales of future royalties, net	$78,282	$117,145	$195,427	$78,282	$117,145	$195,427
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
    As royalties are remitted to RPI and HCR by our licensees, the balances of the respective Royalty Obligations will be effectively repaid over the lives of the agreements. To determine the amortization of the Royalty Obligations, we are required to estimate the total amount of future royalty payments to be received by RPI and HCR, respectively. The sum of these amounts less the net proceeds we received will be recorded as non-cash interest expense, as well as the loss on the revaluation described above, over the lives of the respective Royalty Obligations. We periodically assess the estimated royalty payments to RPI and

HCR from our licensees and to the extent the amount or timing of such payments is materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the appropriate Royalty Obligation.
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
Note 9 — Commitments and Contingencies
Purchase Commitments
    In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2021, these commitments were approximately $8.2 million, all of which we expect to pay in 2022.
Legal Matters
    From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of our operations for that period and on our cash flows and liquidity.
In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv-06607, which we refer to as the Mulquin action). The Mulquin plaintiffs have challenged public statements Nektar made, between January 2017 and June 2018, about the clinical trials of bempegaldesleukin. The Mulquin complaint was amended in May 2019. The defendants moved to dismiss and the court granted the motion without prejudice in July 2020. The Mulquin plaintiffs again amended their complaint and the defendants again moved to dismiss. In December 2020, the court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 and appellate briefing in the U.S. Court of Appeals for the Ninth Circuit was completed in September 2021. Oral argument occurred on December 10, 2021, and the matter remains pending with the court.
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
In addition to the two securities actions (the Mulquin action and the Damiba action), three additional sets of derivative actions have been filed against certain of the Company’s current and former officers and directors, purportedly on the Company’s behalf. These derivative actions are based on the allegations in the securities actions and on the premise that the Company’s officers and directors breached their fiduciary duties by exposing the Company to one or both of the securities actions. The first derivative action was filed in the U.S. District Court for the District of Delaware in February 2019 (Case No. 1:19-cv-00322-MN-JLH). After amending their complaint several times, the plaintiffs in that action voluntarily dismissed their claims without prejudice in April 2021.
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
Given the nature and status of these securities class action lawsuits and derivative complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at either December 31, 2021 or December 31, 2020.
Foreign Operations
    We operate in a number of foreign countries. As a result, we are subject to numerous local laws and regulations that can result in claims made by foreign government agencies or other third parties that are often difficult to predict even after the application of good faith compliance efforts.
Indemnification Obligations
    During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Consolidated Balance Sheets at either December 31, 2021 or December 31, 2020.
Indemnifications in Connection with Commercial Agreements
    As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of drugs and PEGylation materials based on our proprietary technologies and drug candidates, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us and licensed to our partners. The term of these indemnification obligations is generally perpetual commencing after execution of the agreement. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.
From time to time, we enter into other strategic agreements such as divestitures and financing transactions pursuant to which we are required to make representations and warranties and undertake to perform or comply with certain covenants. For example, we made certain intellectual property representations in connection with our RPI and HCR transactions, however, the time limitation we have to indemnify RPI with respect to any breach of these intellectual property-based representations and warranties has passed. In the event it is determined that we breached certain of the representations and warranties or covenants made by us in any such agreements or certain express indemnification provisions are applicable, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.
To date, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations, nor any breaches of representations or warranties or covenants. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations.
Indemnification of Underwriters and Initial Purchasers of our Securities
    In connection with our sale of equity we have agreed to defend, indemnify and hold harmless our underwriters or initial purchasers, as applicable, as well as certain related parties from and against certain liabilities, including liabilities under the Securities Act of 1933, as amended.
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
Note 10 — Stockholders’ Equity
    As discussed in Note 11, on April 3, 2018, we completed the issuance and sale of 8,284,600 shares of our common stock under a Share Purchase Agreement with BMS. These shares are unregistered and subject to certain lock-up and stand-still provisions for a five-year period.
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
As of December 31, 2021, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options, RSUs and PSUs outstanding	23,922
Shares available for future grant under the 2017 Performance Incentive Plan	1,142
Shares available for issuance under the employee stock purchase plan	1,043
Total common stock reserved for issuance	26,107
Note 11 — License and Collaboration Agreements
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
    In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2021	2020	2019
Bristol-Myers Squibb	Bempegaldesleukin	$—	$50,000	$—
Eli Lilly and Company	NKTR-358	—	1,259	7,019
Amgen, Inc.	Neulasta®	—	4,167	5,000
Other		436	423	4,956
License, collaboration and other revenue		$436	$55,849	$16,975
    As of December 31, 2021, our collaboration agreements with partners included potential future payments for development and regulatory milestones totaling approximately $1.7 billion, including amounts from our agreements with BMS and Eli Lilly and Company described below. In addition, under our collaboration agreements we are entitled to receive other contingent payments, including contingent sales milestones and royalty payments, as described below.
    There have been no material changes to our collaboration agreements for the year ended December 31, 2021, except as described below.
Bristol-Myers Squibb (BMS): Bempegaldesleukin (previously referred to as NKTR-214)
    On February 13, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) and a Share Purchase Agreement with BMS, both of which became effective on April 3, 2018. Pursuant to the BMS Collaboration Agreement, we and BMS are jointly developing bempegaldesleukin, including, without limitation, in combination with BMS’s Opdivo®, and other compounds of BMS, us or any third party. The parties have agreed to jointly commercialize bempegaldesleukin on a worldwide basis. We retained the right to record all worldwide sales for bempegaldesleukin. We will share global commercialization profits and losses with BMS for bempegaldesleukin, with Nektar sharing 65% and BMS sharing 35% of the net profits and losses. The parties share the internal and external development costs for bempegaldesleukin in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties share development costs for bempegaldesleukin in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar. The parties share costs for the manufacturing and joint commercialization of bempegaldesleukin, 35% of the costs to BMS and 65% to Nektar. On January 9, 2020, we and BMS entered into Amendment No. 1 (the First Amendment) to the BMS Collaboration Agreement, pursuant to which, we and BMS agreed to update the Collaboration Development Plan under which we are collaborating and developing bempegaldesleukin. BMS has the right, at its sole discretion, to terminate co-funding its share of the development costs for the adjuvant melanoma collaboration study if the metastatic melanoma collaboration study fails to meet the primary endpoint of progression free survival. If BMS exercises such right, we have the right, in our sole discretion, to continue the adjuvant melanoma study. On January 12, 2022, we and BMS entered into an Amendment No. 2 to the BMS Collaboration Agreement, pursuant to which we and BMS allocated certain responsibilities for price negotiations and promotion, market access, patient support and related activities to each party. The cost sharing for the development, manufacturing and commercialization under our collaboration remains unchanged as a result of these amendments.
    Upon the effective date of the BMS Collaboration Agreement in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased 8,284,600 shares of our common stock pursuant to the Share Purchase Agreement for total additional cash consideration of $850.0 million. Pursuant to Amendment No. 1 described below, we received a non-refundable, creditable milestone payment of $25.0 million for the first patient, first visit in the registrational muscle-invasive bladder cancer trial, which was achieved on January 30, 2020, and also received a non-refundable, non-creditable milestone payment of $25.0 million for the first patient, first visit in the registrational adjuvant melanoma trial, which we achieved on July 27, 2020. We are eligible to receive potential future payments for development and regulatory milestones of approximately $1.4 billion (which reflects the reduction for the creditable milestone for the muscle-invasive bladder cancer trial) and up to a total of $350.0 million upon the achievement of certain sales milestones.
    We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. For the years ended December 31, 2021, 2020 and 2019, we recorded $101.5 million, $128.2 million and $105.4 million, respectively, as a reduction of research and development expenses for BMS’ share of our expenses, net of our share of BMS’ expenses. As of December 31, 2021 and 2020, we have recorded an unbilled receivable of $21.4 million and $38.7 million, respectively, from BMS in accounts receivable in our Consolidated Balance Sheet.
    Our share of development costs is limited to an annual cap of $125.0 million. To the extent this annual cap is exceeded, BMS reimburses us for the excess, which we must repay to the extent that our share of development costs are less than the annual cap in a future year. For the year-ended December 31, 2020, our share of the development costs exceeded the annual cap and therefore we included the $4.0 million reimbursement in our accounts receivable as of December 31, 2020 and recorded an off-setting liability in Other long-term liabilities. For the year-ended December 31, 2021, our share of the development costs was sufficiently lower than the cap such that we are required to repay the $4.0 million and therefore have reclassified the liability as a reduction of our accounts receivable as of December 31, 2021.
We analogized to ASC 606 for the accounting for our two performance obligations, consisting of the delivery of the licenses to develop and commercialize bempegaldesleukin and our participation on joint steering and other collaboration committees. We determined that our committee participation is not material.
    During 2018, we aggregated the total consideration of $1.85 billion received under the agreements and allocated it between the stock purchase and the revenue-generating elements, because we and BMS negotiated the agreements together and the effective date of the BMS Collaboration Agreement was dependent upon the effective date of the Share Purchase Agreement. We recorded the estimated fair value of the shares of $790.2 million in stockholders’ equity. We allocated the remaining $1,059.8 million to the transaction price of the collaboration agreement, which we recognized in 2018. During the year ended December 31, 2020, we received $50.0 million in aggregate for the achievements of the first patient, first visit in the registrational muscle-invasive bladder cancer trial and the registrational adjuvant melanoma trial, which we recognized as revenue in 2020 because we had previously satisfied our performance obligation of granting the licenses. We continue to exclude the variable consideration of the potential future development, regulatory and sales milestones of up to approximately $1.8 billion from the transaction price as of December 31, 2021 due to the significant uncertainties involved with clinical development and regulatory approval. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
We identified our license grant to Lilly, our Phase 1 clinical development obligation and our drug product development obligation as the significant performance obligations in the arrangement. Based on our estimates of the standalone selling prices of the performance obligations, we allocated the $150.0 million upfront payment as $125.9 million to the license, $17.6 million to our portion of the Phase 1 clinical development and $6.5 million to the drug product development. We recognized the $125.9 million of revenue allocated to the license upon the effective date of the license agreement in August 2017, since we determined that the license was a right to use our intellectual property, for which, as of the effective date, we had provided all necessary information to Lilly to benefit from the license and the license term had begun. We recognized revenue for our portion of the Phase 1 clinical development and drug product development through the three months ended March 31, 2020. As of December 31, 2021, we have no deferred revenue related to this agreement.
We continue to exclude the other milestones from the transaction price as of December 31, 2021 due to the significant uncertainties involved with clinical development.
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
    This Hemophilia A program includes ADYNOVATE®, which was approved by the FDA in November 2015 for use in adults and adolescents, aged 12 years and older, who have Hemophilia A, and is now marketed in the U.S., the European Union, and many other countries. We are entitled to royalties based on worldwide net sales of ADYNOVATE® and an sales milestone upon achievement of an annual worldwide net sales target.

    In October 2017, we entered into a right to sublicense agreement with Baxalta, under which we granted to Baxalta the right to grant a nonexclusive sublicense to certain patents that were previously exclusively licensed to Baxalta under our 2005 agreement. Under the right to sublicense agreement, we are entitled to single digit royalty payments based upon net sales of the products covered under the sublicense throughout the term of the agreement. As described in Note 8, we sold our rights to receive these royalties to HCR pursuant to the 2020 Purchase and Sale Agreement.
AstraZeneca AB: MOVANTIK® (naloxegol oxalate), previously referred to as naloxegol and NKTR-118,
    In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization costs and related decisions for MOVANTIK®. In September 2014 and December 2014, MOVANTIK® /MOVENTIG® was approved in the US and EU, respectively. In March 2016, AstraZeneca announced that it had entered into an agreement with ProStrakan Group plc, a subsidiary of Kyowa Hakko Kirin Co. Ltd. (Kirin), granting Kirin exclusive marketing rights to MOVENTIG® in the EU, Iceland, Liechtenstein, Norway and Switzerland. In April 2020, AstraZeneca announced that it had sublicensed its global commercialization rights for MOVANTIK®, excluding Europe, Canada and Israel, to RedHill Biopharma. These sublicenses did not change our rights under the agreement with AstraZeneca, and our royalty rate, royalty term and future potential sales milestones remain unchanged.
For net sales of MOVANTIK® from AstraZeneca and RedHill Biopharma, we are entitled to significant and escalating double-digit royalty payments and sales milestones. For the net sales of MOVANTIK® under the sublicense to Kirin, we are entitled to 40% of the royalties and sales milestones received by AstraZeneca. AstraZeneca is entitled to deduct a portion of its costs for a post-marketing study required by the FDA, subject to certain limits, only through a reduction of the royalties due to us. As of December 31, 2021, our cumulative share of these costs was not significant.
As described in Note 8, we sold our rights to receive these royalties to HCR pursuant to the 2020 Purchase and Sale Agreement, and HCR will bear the cost of any reductions for the post-marketing study.
Amgen, Inc.: Neulasta®
    In October 2010, we amended and restated an existing supply and license agreement by entering into a supply, dedicated suite and manufacturing guarantee agreement (the 2010 Agreement) and a license agreement with Amgen, Inc. and Amgen Manufacturing, Limited (together referred to as Amgen). Under the terms of the 2010 Agreement, we received a $50.0 million payment in the fourth quarter of 2010 in return for our guaranteeing the supply of certain quantities of our proprietary PEGylation materials to Amgen. We recognized this revenue on a straight-line basis over the ten-year term of the 2010 Agreement through September 2021.
Other
    In addition, as of December 31, 2021, we have other collaboration agreements, including with our collaboration partner UCB Pharma, under which we are entitled to up to a total of $40.0 million of development milestone payments upon achievement of certain development objectives, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential products under these collaboration agreements, we cannot estimate the probability or timing of achieving these milestones and, therefore, have excluded all development milestones from the respective transaction prices for these agreements. As of December 31, 2021, we have deferred revenue of approximately $2.0 million related to these other collaboration agreements.
Note 12 — Stock-Based Compensation
2017 Performance Incentive Plan
    Our 2017 Performance Incentive Plan (2017 Plan) provides for the issuance of our common stock to members of the Board of Directors, officers or employees, certain consultants and advisors and our subsidiaries. Our 2017 Plan has been amended and restated such that an aggregate 34,200,000 shares have been authorized for issuance as of December 31, 2021, including 5,000,000 shares that were approved on June 10, 2021. Under the 2017 Plan, we may issue stock options, restricted stock, performance stock, stock units, stock appreciation rights and other similar types of awards. When the 2017 Plan was approved on June 14, 2017, any shares of our common stock that were available for issuance under our 2012 Performance Incentive Plan (the 2012 Plan) ceased to be available for future grants. However, options and RSUs granted under the 2012 Plan remained outstanding, and any options or RSUs that were cancelled or forfeited became available for issuance under the 2017 Plan. Shares issued for RSUs, PSUs or any other “full-value award” will be counted against the share limit as 1.5 shares for every one share actually issued in connection with the award.
We have granted or issued non-qualified stock options, RSUs and PSUs to employees, officers, and non-employee directors. For our employees, the requisite service period is generally four years for stock options, and three years for RSUs and PSUs. For our directors, the requisite service is generally one year for stock options and RSUs. The maximum term of a stock option or stock appreciation right is eight years from the date of grant. The per share exercise price of an option generally may not be less than the fair market value of a share of our common stock on the NASDAQ Stock Market on the date of grant.
Under our Change in Control Plan (the CIC Plan), in the event of a change of control of Nektar and a subsequent termination of employment initiated by us or a successor company other than for Cause (as defined in the CIC Plan) within twelve months following a change of control, our employees are entitled to full acceleration of their unvested equity awards. Our Chief Executive Officer, Senior Vice Presidents and Vice Presidents (including Principal Fellows) are also entitled to full acceleration of unvested equity awards if the termination is initiated by the employee for a Good Reason Resignation (as defined in the CIC Plan) within twelve months following a change of control. Additionally, non-employee directors would also be entitled to full acceleration of vesting of all outstanding stock awards in the event of a change of control transaction.
Employee Stock Purchase Plan
    Under the terms of our the Employee Stock Purchase Plan (ESPP), employees may purchase shares of our common stock based on a percentage of their compensation subject to certain limits. Shares are purchased at 85% of the lower of the closing price on either the first day or last day of each six-month offering period. An aggregate 3,500,000 shares have been authorized for issuance under our ESPP, including 1,000,000 shares approved on June 17, 2020.
Stock-Based Compensation Expense
We recognize total stock-based compensation expense in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold	$2,779	$2,825	$4,294
Research and development	54,821	57,116	63,224
General and administrative	37,074	33,295	32,277
Impairment of assets and other costs for terminated program	—	1,025	—
Total stock-based compensation	$94,674	$94,261	$99,795
    The stock-based compensation expense reported in impairment of assets and other costs for terminated program results from executive severance. Stock-based compensation expense resulting from PSUs and our ESPP was not significant in the years ended December 31, 2021, 2020, and 2019.
As of December 31, 2021, total unrecognized compensation costs of $187.4 million related to unvested stock-based compensation arrangements are expected to be recognized as expense over a weighted-average period of 2.6 years.
Black-Scholes Assumptions
    The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options, as well as the resulting grant-date fair value:

	Year Ended December 31,
	2021	2020	2019
Average risk-free interest rate	1.2%	0.4%	1.8%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	63.8%	64.1%	62.2%
Weighted-average expected life	5.5 years	5.6 years	5.6 years
Weighted-average grant-date fair value of options granted	$8.07	$10.70	$12.25

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
Summary of Stock Option Activity
    The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2020	13,637	$24.30
Options granted	2,890	14.45
Options exercised	(2,481)	12.08
Options forfeited & canceled	(504)	46.25
Outstanding at December 31, 2021	13,542	$23.62	4.66	$2,711

Exercisable at December 31, 2021	8,236	26.94	3.08	$2,267
_______________________________________________________________
(1)Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2021.
    The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 totaled $17.3 million, $15.9 million and $30.6 million, respectively.
Summary of RSU Activity
A summary of RSU award activity is as follows (in thousands except for per share amounts):

	Units Issued	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	7,094	$22.46
Granted	6,544	14.68
Vested and released	(2,617)	25.04
Forfeited and canceled	(1,091)	21.13
Unvested at December 31, 2021	9,930	$16.80
    The weighted-average grant-date fair values of RSUs granted during the years ended December 31, 2021, 2020 and 2019 were $14.68, $19.24 and $23.32, respectively. The fair value of restricted stock that vested in the years ended December 31, 2021, 2020 and 2019 totaled $45.3 million, $33.3 million and $32.4 million, respectively.
401(k) Retirement Plan
    We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $6,000 per participant. For the years ended December 31, 2021, 2020, and 2019, we recognized $3.6 million, $3.5 million, and $3.5 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

Note 13 — Income Taxes
    Income (loss) before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(524,440)	$(445,370)	$(441,494)
Foreign	1,160	1,423	1,440
Loss before provision for income taxes	$(523,280)	$(443,947)	$(440,054)
Provision for Income Taxes
    The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	50	165	139
Foreign	609	364	495
Total current income tax expense	659	529	634
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(102)	(36)	(21)
Total deferred income tax expense	(102)	(36)	(21)
Provision for income taxes	$557	$493	$613

Our income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 21% to our pretax loss as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax benefit at federal statutory rate	$(109,889)	$(93,229)	$(92,411)
Research credits	(4,727)	(3,081)	(10,511)
Change in valuation allowance	97,914	87,060	104,440
Non-cash interest expense on liability related to sales of future royalties	9,936	6,356	5,259
Non-cash royalty revenue related to sales of future royalties	(7,891)	(7,967)	(7,624)
Loss on revaluation of liability related to the sale of future royalties	4,940	—	—
Stock-based compensation	6,627	7,929	(672)
Other	3,647	3,425	2,132
Provision for income taxes	$557	$493	$613
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

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$564,712	$456,284
Research and other credits	139,996	132,994
Operating lease liabilities	34,680	35,672
Stock-based compensation	33,408	32,517
Liability related to the sale of future royalties	23,757	32,737
Development derivative liability	6,639	—
Other	10,651	11,688
Deferred tax assets before valuation allowance	813,843	701,892
Valuation allowance for deferred tax assets	(785,748)	(670,103)
Total deferred tax assets	28,095	31,789
Deferred tax liabilities:
Operating lease right-of-use assets	(27,204)	(29,707)
Other	(564)	(1,856)
Total deferred tax liabilities	(27,768)	(31,563)
Net deferred tax assets	$327	$226
    Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, other than income resulting from revenue recognized from the BMS Collaboration Agreement, and projected future losses, we have fully reserved our net U.S. deferred tax assets with a valuation allowance. The valuation allowance increased by $115.6 million and $95.0 million during the years ended December 31, 2021 and 2020, respectively. The increase in the valuation allowance is consistent with the increase in net operating loss carryforwards in the respective periods.
    Net Operating Loss and Tax Credit Carryforwards
    As of December 31, 2021, we had a net operating loss carryforward for federal income tax purposes of approximately $2.4 billion, portions of which will begin to expire in 2022 and a total state net operating loss carryforward of approximately $1.5 billion, portions of which will begin to expire in 2026. We have federal research credits of approximately $103.3 million, which will begin to expire in 2023 and state research credits of approximately $47.0 million which have no expiration date. We have federal orphan drug credits of $19.4 million which will begin to expire in 2026. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.
Unrecognized tax benefits
    We have the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$78,665	$77,410	$27,419
Tax positions related to current year:
Additions	2,371	2,512	49,858
Reductions	—	—	—
Tax positions related to prior years:
Additions	58	193	277
Reductions	(490)	(1,450)	(144)
Settlements	—	—	—
Lapses in statute of limitations	—	—	—
Ending balance	$80,604	$78,665	$77,410
    If we are eventually able to recognize our uncertain tax positions, our effective tax rate may be reduced. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Adjustments to the substantial majority of our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carryforwards rather than resulting in a cash outlay.
    We file income tax returns in the U.S., California, Alabama, certain other states and India. As a result of our net operating loss and research credit carryforwards, substantially all of our domestic tax years remain open and subject to examination. We may be subject to examination in India from time to time, but we do not believe that any liability resulting from such an examination would have a material effect on our financial position or results of operations.
Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, no significant interest or penalties were recognized relating to unrecognized tax benefits. Although it is reasonably possible that certain unrecognized tax benefits could change in the future, we do not anticipate any significant changes over the next twelve months.
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
    Our revenue is derived primarily from customers in the pharmaceutical and biotechnology industries. Revenue from UCB Pharma, Baxalta / Takeda, AstraZeneca and Pfizer represented 36%, 23%, 16% and 13% of our revenue, respectively, for the year ended December 31, 2021. Revenue from BMS, UCB Pharma, Baxalta / Takeda, and AstraZeneca represented 33%, 23%, 14% and 13% of our revenue for the year-ended December 31, 2020. Revenue from UCB Pharma, Baxalta / Takeda, and AstraZeneca represented 28%, 19%, and 17% of our revenue for the year-ended December 31, 2019.

    Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$10,114	$64,966	$27,093
Rest of World	91,793	87,949	87,524
Total revenue	$101,907	$152,915	$114,617
    At December 31, 2021, $56.1 million, or approximately 93%, of the net book value of our property, plant and equipment was located in the United States and $4.4 million, or approximately 7%, was located in India. At December 31, 2020, $54.5 million, or approximately 91%, of the net book value of our property, plant and equipment was located in the United States and $5.1 million, or approximately 9%, was located in India.
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

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Product sales	$4,795	$7,846	$5,194	$5,890	$3,444	$5,485	$5,691	$2,884
Total revenue	$23,647	$28,330	$24,921	$25,009	$50,573	$48,847	$30,033	$23,462
Cost of goods sold	$5,756	$7,667	$5,311	$6,163	$3,811	$5,773	$5,570	$4,323
Research and development expenses	$95,604	$101,313	$103,738	$99,614	$108,987	$96,436	$100,531	$102,724
Operating loss	$(109,392)	$(110,205)	$(113,596)	$(112,910)	$(133,631)	$(77,709)	$(103,050)	$(110,721)
Net loss	$(122,967)	$(125,519)	$(129,706)	$(145,645)	$(138,651)	$(80,000)	$(108,586)	$(117,203)
Net loss per share, basic and diluted(1)	$(0.68)	$(0.69)	$(0.70)	$(0.79)	$(0.78)	$(0.45)	$(0.61)	$(0.65)
_______________________________________________________________
(1)Quarterly loss per share amounts may not total to the year-to-date loss per share due to rounding.

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
    Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
    Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
    The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
    We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2021, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related shelter-in-place requirements, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
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
Item 9B. Other Information
    None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
    Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Ernst & Young LLP, Redwood City, California, PCAOB Auditor ID 42.
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

Exhibit Number	Description of Documents

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

4.4(28)	Description of Securities.

10.1(8)	2000 Equity Incentive Plan, as amended and restated.++

10.2(8)	2000 Non-Officer Equity Incentive Plan, as amended and restated.++

Exhibit Number	Description of Documents
10.3(8)	2008 Equity Incentive Plan, as amended and restated.++

10.4(8)	Discretionary Incentive Compensation Policy++

10.5(8)	Amended and Restated Change of Control Severance Benefit Plan.++

10.6(9)	2012 Performance Incentive Plan.++

10.7(10)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

10.8(11)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan.++

10.9(12)
Forms of Stock Option Agreement, Performance Stock Option Agreement, Non-Employee Director Stock Option Agreement, Restricted Stock Unit Agreement, Performance Restricted Stock Unit Agreement, and Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated 2017 Performance Incentive Plan.++

10.10(13)	Employee Stock Purchase Plan, as amended and restated.++

10.11(14)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.12(15)	401(k) Retirement Plan.++

10.13(16)	Form of Severance Letter for executive officers of the company.++

10.14(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.15(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.16(17)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.17(28)	Transition, Separation and General Release Agreement, dated as of January 9, 2020, by and between Stephen K. Doberstein and Nektar Therapeutics. ++

10.18(19)	Separation, Consulting and General Release Agreement effective as of October 15, 2019, by and between Nektar Therapeutics and John Nicholson.++

10.19(28)	Employment Agreement effective as of December 4, 2019, by and between Nektar Therapeutics and John Northcott.++

10.20(16)	Amended and Restated Built-to-Suit Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.21(18)	Lease Agreement dated August 4, 2017, as amended by the First Amendment to Lease dated as of August 29, 2017, by and between ARE-San Francisco No. 19, LLC and Nektar Therapeutics.

Exhibit Number	Description of Documents
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

10.24(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.25(17)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.26(21)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.27(22)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

10.28(18)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.

10.29(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.30(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.31(23)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.32(24)	Amendment No. 1 to License Agreement dated effective as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.33(25)	Investor Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.34(25)	Strategic Collaboration Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.35(29)	Co-Development Agreement, dated as of February 12, 2021, by and between SFJ Pharmaceuticals XII, L.P. and Nektar Therapeutics.+

10.36(28)	Amendment No. 1 to Strategic Collaboration Agreement dated as of January 9, 2020, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.37(26)	Share Purchase Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.

10.38(27)	Office Lease, effective as of May 31, 2018, by and between Kilroy Realty Finance Partnership, L.P., and Nektar Therapeutics.

Exhibit Number	Description of Documents
10.39(29)	Purchase and Sale Agreement, dated December 16, 2020, by and between entities managed by Healthcare Royalty Management, LLC and Nektar Therapeutics.+

10.40(30)	Amendment No. 2 to Strategic Collaboration Agreement dated as of January 12, 2022, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

21.1(30)	Subsidiaries of Nektar Therapeutics.

23.1(30)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(30)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(30)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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
(11)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 10-Q for the quarter ended June 30, 2021.
(12)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2018.
(13)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(14)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020.
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
(28)Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K for the year ended December 31, 2019.
(29)Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K for the year ended December 31, 2020.
(30)Filed herewith.

Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California on February 28, 2022.

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
    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD W. ROBIN	Chief Executive Officer, President and Director	February 28, 2022
Howard W. Robin	(Principal Executive Officer)

/s/ GIL M. LABRUCHERIE	Senior Vice President, Chief Operating Officer, and Chief Financial Officer	February 28, 2022
Gil M. Labrucherie	(Principal Financial Officer)

/s/ JILLIAN B. THOMSEN	Senior Vice President, Finance and Chief Accounting Officer	February 28, 2022
Jillian B. Thomsen	(Principal Accounting Officer)

/s/ ROBERT B. CHESS	Director, Chairman of the Board of Directors	February 28, 2022
Robert B. Chess

/s/ JEFFREY R. AJER	Director	February 28, 2022
Jeffrey R. Ajer

/s/ DIANA M. BRAINARD	Director	February 28, 2022
Diana M. Brainard

/s/ MYRIAM J. CURET	Director	February 28, 2022
Myriam J. Curet

/s/ KARIN EASTHAM	Director	February 28, 2022
Karin Eastham

/s/ R. SCOTT GREER	Director	February 28, 2022
R. Scott Greer

/s/ ROY A. WHITFIELD	Director	February 28, 2022
Roy A. Whitfield