Form 10-Q
period 2022-03-31
NEKTAR THERAPEUTICS
filed 2022-05-06
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 186,274,156 on April 29, 2022.

NEKTAR THERAPEUTICS

Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements related to our strategic reorganization and cost restructuring plans, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates and our future research and development plans, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation, or success of our collaboration arrangements, commercialization activities and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.
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
Risks to our business are more fully described below in Item IA in this Form 10-Q, which risks include, among others:
•Risks Related to our Research and Development Efforts:
◦clinical drug development is a lengthy and uncertain process and we may not be able to generate and develop successful drug candidates for commercial use;
◦we are highly dependent on the success of NKTR-358 and NKTR-255 and our business will be significantly harmed if either NKTR-358 or NKTR-255 does not continue to advance in clinical studies;
◦the outcomes from competitive oncology and immunology therapy clinical trials, and the discovery and development of new potential oncology and immunology therapies could have a material and adverse impact on the value of our pipeline;
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
•Risks Related to our Financial Condition and Capital Requirements:
◦we are implementing a new strategic reorganization plan focused on prioritizing key research and development efforts, as well as a cost restructuring plan, and our business will be significantly harmed if either of these plans is unsuccessful;
◦we have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan;
◦our revenue is exclusively derived from our collaboration agreements. If we are unable to establish and maintain collaboration partnerships on attractive commercial terms, our business, results of operations and financial condition could suffer; and
◦we expect to continue to incur substantial net losses from operations and may not achieve or sustain profitability in the future.
•Risks Related to our Collaboration Partners:
◦we are highly dependent on Eli Lilly and Company, our collaboration partner for NKTR-358, our lead drug candidate, to initiate, properly conduct and prioritize clinical trials for NKTR-358 and to perform important additional development and commercialization activities, and our business will be significantly harmed if our partner’s actions deprioritize or otherwise harm the prospects of NKTR-358; and
◦the operations of our collaboration partners have been affected by the COVID-19 pandemic in the past, and it is possible that the COVID-19 pandemic will affect the operations of our collaboration partners in the future, which would cause delays in initiating or completing one or more clinical trials involving our drug candidates.
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
•Risks Related to Intellectual Property, Litigation and Regulatory Concerns:
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

PART I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$67,993	$25,218
Short-term investments	599,032	708,737
Accounts receivable	30,220	22,492
Inventory	15,379	15,801
Other current assets	20,831	23,333
Total current assets	733,455	795,581
Long-term investments	37,363	64,828
Property, plant and equipment, net	60,980	60,510
Operating lease right-of-use assets	114,296	117,025
Goodwill	76,501	76,501
Other assets	1,521	2,744
Total assets	$1,024,116	$1,117,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	12,617	9,747
Accrued compensation	22,653	15,735
Accrued clinical trial expenses	33,403	26,809
Other accrued expenses	17,011	15,468
Operating lease liabilities, current portion	19,597	17,441
Total current liabilities	105,281	85,200
Operating lease liabilities, less current portion	122,638	125,736
Development derivative liability	—	27,726
Liabilities related to the sales of future royalties, net	185,604	195,427
Other long-term liabilities	2,704	3,592
Total liabilities	416,227	437,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at March 31, 2022 or December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 186,274 shares and 185,468 shares outstanding at March 31, 2022 or December 31, 2021, respectively	19	19
Capital in excess of par value	3,537,790	3,516,641
Accumulated other comprehensive loss	(6,532)	(4,157)
Accumulated deficit	(2,923,388)	(2,832,995)
Total stockholders’ equity	607,889	679,508
Total liabilities and stockholders’ equity	$1,024,116	$1,117,189
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three months ended March 31,
	2022	2021
Revenue:
Product sales	$5,688	$4,795
Non-cash royalty revenue related to the sales of future royalties	17,561	18,798
License, collaboration and other revenue	1,573	54
Total revenue	24,822	23,647
Operating costs and expenses:
Cost of goods sold	5,315	5,756
Research and development	107,253	95,604
General and administrative	27,339	31,679
Restructuring, impairment and other costs of terminated program	1,475	—
Total operating costs and expenses	141,382	133,039
Loss from operations	(116,560)	(109,392)
Non-operating income (expense):
Change in fair value of development derivative liability	33,427	(1,599)
Non-cash interest expense on liabilities related to the sales of future royalties	(7,529)	(13,296)
Interest income and other income (expense), net	395	1,412
Total non-operating income (expense), net	26,293	(13,483)
Loss before provision for income taxes	(90,267)	(122,875)
Provision for income taxes	126	92
Net loss	$(90,393)	$(122,967)

Basic and diluted net loss per share	$(0.49)	$(0.68)
Weighted average shares outstanding used in computing basic and diluted net loss per share	185,848	181,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net loss	$(90,393)	$(122,967)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(2,091)	(766)
Net foreign currency translation gain (loss)	(284)	(60)
Other comprehensive income (loss)	(2,375)	(826)
Comprehensive loss	$(92,768)	$(123,793)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	180,091	$18	$3,388,730	$(2,295)	$(2,309,158)	$1,077,295
Shares issued under equity compensation plans	2,199	—	17,106	—	—	17,106
Stock-based compensation	—	—	23,898	—	—	23,898
Comprehensive income (loss)	—	—	—	(826)	(122,967)	(123,793)
Balance at March 31, 2021	182,290	18	3,429,734	(3,121)	(2,432,125)	994,506

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	185,468	$19	$3,516,641	$(4,157)	$(2,832,995)	$679,508
Shares issued under equity compensation plans	806	—	188	—	—	188
Stock-based compensation	—	—	20,961	—	—	20,961
Comprehensive income (loss)	—	—	—	(2,375)	(90,393)	(92,768)
Balance at March 31, 2022	186,274	$19	$3,537,790	$(6,532)	$(2,923,388)	$607,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(90,393)	$(122,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(17,561)	(18,798)
Non-cash interest expense on liabilities related to the sales of future royalties	7,529	13,296
Change in fair value of development derivative liability	(33,427)	1,599
Non-cash research and development expense	4,951	2,248
Stock-based compensation	20,961	23,898
Depreciation and amortization	3,730	3,543
Amortization of premiums (discounts), net and other non-cash transactions	1,276	2,345
Changes in operating assets and liabilities:
Accounts receivable	(7,728)	9,733
Inventory	422	(1,516)
Operating leases, net	1,787	1,541
Other assets	2,864	6,183
Accounts payable	2,998	779
Accrued compensation	6,918	8,981
Other accrued expenses	7,249	(7,950)
Net cash used in operating activities	(88,424)	(77,085)
Cash flows from investing activities:
Purchases of investments	(93,493)	(295,314)
Maturities of investments	227,974	303,612
Sales of investments	—	5,036
Purchases of property, plant and equipment	(4,203)	(2,876)
Net cash provided by investing activities	130,278	10,458
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	188	17,106
Cash receipts from development derivative liability	750	750
Net cash provided by financing activities	938	17,856
Effect of foreign exchange rates on cash and cash equivalents	(17)	(20)
Net increase (decrease) in cash and cash equivalents	42,775	(48,791)
Cash and cash equivalents at beginning of period	25,218	198,955
Cash and cash equivalents at end of period	$67,993	$150,164
Supplemental disclosures of cash flow information:
Operating lease right-of-use asset recognized in exchange for lease liabilities	$—	$1,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Organization
We are a research-based biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our research and development pipeline of new investigational drugs includes investigational treatments in oncology and immunology.
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of March 31, 2022, we had approximately $704.4 million in cash and investments in marketable securities.
Restructuring, Impairment and Other Costs of Terminated Program
In March and April 2022, we announced the unsuccessful results from our clinical trials studying bempegaldesleukin in combination with Opdivo® under our Strategic Collaboration Agreement with Bristol-Myers Squibb Company (BMS). Based on these results, we decided to discontinue all of our ongoing clinical trials of bempegaldesleukin in combination with checkpoint inhibitors. In April 2022, we also announced new strategic reorganization and cost restructuring plans for the Company’s future:
•On March 14, 2022, BMS and we announced that the registrational trial for bempegaldesleukin in combination with Opdivo® in metastatic melanoma did not meet its primary endpoints and that BMS and we decided to discontinue the registrational trials in metastatic melanoma and adjuvant melanoma. See Note 7 for additional information on our BMS Collaboration Agreement.
•On April 14, 2022, we announced that each of our registrational trials for bempegaldesleukin in combination with Opdivo® in renal cell carcinoma and in cisplatin-ineligible, locally advanced or metastatic urothelial cancer did not meet their respective primary endpoints. Due to these results, BMS and we decided to discontinue these studies and all other ongoing studies for bempegaldesleukin in combination with Opdivo®.
•On April 14, 2022, we announced that, in consultation with SFJ Pharmaceuticals and based upon a recommendation from an independent Data Monitoring Committee, we made the decision to discontinue our Phase 2/3 study in bempegaldesleukin in combination with Keytruda® in patients with metastatic or unresectable recurrent squamous cell cancer of the head and neck under our Co-Development Agreement with SFJ Pharmaceuticals. See Note 4 for additional information regarding our Co-Development Agreement with SFJ Pharmaceuticals. In addition to announcing the decision to discontinue this Phase 2/3 study, we also announced on April 14, 2022, the discontinuation of our Phase 1/2 PROPEL study of bempegaldesleukin in combination with Keytruda® in locally advanced or metastatic solid tumors, including non-small cell lung cancer. With these announcements on April 14, 2022, there are no ongoing clinical development activities of bempegaldesleukin.
•On April 25, 2022, we announced our strategic reorganization and cost restructuring plans (together, the Reorganization and Restructuring Plans), which were reviewed and approved by our Board of Directors on April 14, 2022. On April 26, 2022, our duly authorized officers approved certain strategic, operational and organizational steps to undertake in connection with the Reorganization and Restructuring Plans. Under the Reorganization and Restructuring Plans, we are prioritizing key research and development efforts and continuing to evaluate our early stage drug candidate pipeline. We are also reducing our workforce by approximately 70%. See Note 10 for additional information regarding our reorganization and restructuring plans.
For the three months ended March 31, 2022, restructuring, impairment and other costs for terminated programs primarily include cancellation fees for certain manufacturing activities for bempegaldesleukin which were scheduled to support our efforts at securing potential FDA approval and commercial launch of bempegaldesleukin in metastatic melanoma in 2022.

Basis of Presentation and Principles of Consolidation
Our Condensed Consolidated Financial Statements include the financial position, results of operations and cash flows of Nektar Therapeutics and our wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions in consolidation.
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
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three months ended March 31, 2022 and 2021.
The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2021 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Actual results could differ materially from those estimates and assumptions. As appropriate, we assess estimates each period, update them to reflect current information, and generally reflect any changes in estimates in the period first identified.
Significant Concentrations
Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. As of March 31, 2022 and December 31, 2021, our accounts receivable includes $26.9 million and $21.4 million, respectively, for unbilled net expense reimbursements from BMS. The remaining accounts receivable relate primarily to product sales. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable and recorded no bad debt expense for the three months ended March 31, 2022 and 2021. We have not recorded a reserve for credit losses at March 31, 2022 or December 31, 2021.
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

For our available-for-sale securities, we have significant concentrations of issuers in the banking and financial services industries. While our investment policy requires that we only invest in highly-rated securities and limit our exposure to any single issuer, the COVID-19 pandemic or other factors may materially affect the financial condition of issuers. Additionally, pursuant to our investment policy, we may sell securities before maturity if the issuer’s credit rating has been downgraded below our minimum credit rating requirements, which may result in a loss on the sale. Accordingly, if the COVID-19 pandemic or other factors result in downgrades below our minimum credit rating requirements and if we decide to sell these securities, we may experience losses on such sales.
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
Non-cash royalty revenue
Generally, for our collaboration arrangements that include sales-based royalties, we have granted our collaboration partner a license to our intellectual property. Pursuant to these arrangements, our collaboration partners are typically obligated to pay a royalty that is based on the net sales of their approved drugs that are sold in the countries where we have intellectual property rights covering their drugs. As of December 30, 2020, we have sold our rights to receive sales-based royalties for

CIMZIA®, MIRCERA®, MOVANTIK®, ADYNOVATE® and REBINYN® as further described in Note 5. For collaboration arrangements that include sales-based royalties, we have concluded that the license is the predominant item to which the royalties relate. Accordingly, we recognize royalty revenue when the underlying sales occur based on our best estimates of sales of the drugs. Our non-cash royalty revenue of $17.6 million and $18.8 million for the three months ended March 31, 2022 and 2021, respectively, represents revenue for granting licenses which we had satisfied in prior periods. Our partners generally pay royalties after the end of the calendar quarter in accordance with contractual terms.
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
Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$67,993	$25,218
Short-term investments	599,032	708,737
Long-term investments	37,363	64,828
Total cash and investments in marketable securities	$704,388	$798,783
We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of March 31, 2022 and December 31, 2021, all of our long-term investments had maturities between one and two years.
Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	March 31, 2022				December 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$196,643	$4	$(1,270)	$195,377	$278,121
Corporate commercial paper	2	439,280	—	(1,479)	437,801	478,629
Obligations of U.S. government agencies	2	4,880	—	(9)	4,871	5,875
Available-for-sale investments		$640,803	$4	$(2,758)	$638,049	$762,625
Money market funds	1				43,523	23,968
Certificates of deposit	2				10,894	10,940
Cash	N/A				11,922	1,250
Total cash and investments in marketable securities					$704,388	$798,783
For the three months ended March 31, 2022 and 2021, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. At December 31, 2021, our gross unrealized losses totaled $0.7 million, and our gross unrealized gains were insignificant.

Note 3 — Inventory
Inventory consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$2,084	$3,166
Work-in-process	9,420	9,342
Finished goods	3,875	3,293
Total inventory	$15,379	$15,801
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
Note 4 — Co-Development Agreement with SFJ Pharmaceuticals and Development Derivative Liability
On February 12, 2021, we entered into a Co-Development Agreement (the SFJ Agreement) with SFJ Pharmaceuticals XII, L.P., a SFJ Pharmaceuticals Group company (SFJ), pursuant to which SFJ would pay up to $150.0 million in committed funding to support a Phase 2/3 study of bempegaldesleukin in combination with Keytruda® (pembrolizumab) for first-line treatment of patients with metastatic or unresectable recurrent squamous cell carcinoma of the head and neck (the SCCHN Clinical Trial) whose tumors express PD-L1 (the SCCHN Indication). SFJ has primary responsibility for the clinical trial management of the SCCHN Clinical Trial, and we are the sponsor of the SCCHN Clinical Trial. The SFJ Agreement provided for us to pay up to $637.5 million in Success Payments in the event of FDA approval of bempegaldesleukin for the metastatic melanoma, the SCCHN Indication, or both, and in the event of FDA approval of one additional bempegaldesleukin indication.
As discussed in Note 1, on March 14, 2022, we announced that the metastatic melanoma trial did not meet its primary endpoints and that we and BMS decided to discontinue the registrational trials in metastatic melanoma trial and adjuvant melanoma. On April 14, 2022, BMS and we announced that, due to the negative results of our trials for bempegaldesleukin in each of renal cell carcinoma and cisplatin-ineligible, locally advanced or metastatic urothelial cancer, BMS and we decided to end the development for bempegaldesleukin in combination with Opdivo® and that these studies and all other ongoing studies in the bempegaldesleukin program will be discontinued. On April 14, 2022, due to these results, SFJ and we agreed to discontinue the SCCHN Clinical Trial. Accordingly, SFJ will not be entitled to any Success Payments, and SFJ has the responsibility to wind down the SCCHN Clinical Trial at its sole cost. SFJ has no right to seek reimbursement from us for any costs incurred for the SCCHN Clinical Trial.
We presented the SFJ Agreement as a Development derivative liability in our Condensed Consolidated Balance Sheets, which we remeasured to fair value at each reporting date. As SFJ conducted the SCCHN Clinical Trial, we recorded non-cash research and development expense with a corresponding increase to the development derivative liability, and as SFJ remitted funding to us to support our internal costs of conducting the trial, we also recorded a corresponding increase to the development derivative liability. We presented the gain (loss) from the remeasurement as change in fair value of development derivative liability in our Condensed Consolidated Statements of Operations. As of March 31, 2022, due to the negative results of the metastatic melanoma trial and initial discussions with SFJ, we concluded that it was remote that SFJ and we would continue the SCCHN Clinical Trial. Accordingly, the fair value of the development derivative liability was reduced to $0 as of March 31, 2022, and we recognized a corresponding gain in the Change in fair value of development derivative liability.

The following table presents the changes in the development derivative liability for the three months ended March 31, 2022 and 2021:

		Three months ended March 31,
	Fair Value Hierarchy Level	2022	2021
Fair value as of December 31, 2021 and February 12, 2021 (inception), respectively	3	$27,726	$—
Non-cash research and development expense		4,951	2,248
Cash receipts from SFJ		750	750
Change in the fair value of development derivative liability		(33,427)	1,599
Fair value at end of period	3	$—	$4,597
Note 5 — Liabilities Related to Sales of Future Royalties
In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (collectively, HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners as summarized below under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively:

Drug	Manufacturer	Counterparty under Purchase and Sale Agreement	Date Sold
ADYNOVATE® and ADYNOVI® (brand name for ADYNOVATE® in Europe)	Takeda Pharmaceutical Company Limited	Healthcare Royalty Management, LLC	December 16, 2020
MOVANTIK® (naloxegol tablets) and MOVENTIG® (brand name for MOVANTIK® in Europe)	AstraZeneca AB	Healthcare Royalty Management, LLC	December 16, 2020
REBINYN®	Novo Nordisk Inc., Novo Nordisk A/S and Novo Nordisk A/G	Healthcare Royalty Management, LLC	December 16, 2020
CIMZIA® (certolizumab pegol)	UCB Pharma	RPI Finance Trust	February 24, 2012
MIRCERA® (Continuous Erythropoietin Receptor Activator)	F. Hoffmann-La Roche Ltd	RPI Finance Trust	February 24, 2012
Due to our ongoing manufacturing obligations in both arrangements, we account for the proceeds as debt (Royalty Obligations) and therefore continue to recognize these non-cash royalties as revenue. As royalties are remitted to RPI and HCR by our licensees, the balances of the respective Royalty Obligations will be effectively repaid over the lives of the agreements. To determine the amortization of the Royalty Obligations, we are required to estimate the total amount of future royalty payments to be received by RPI and HCR, respectively. The sum of these amounts less the net proceeds we received will be recorded as non-cash interest expense over the lives of the respective Royalty Obligations. The following table shows the activity within the liability account of each arrangement (in thousands):

	Period from inception to March 31, 2022
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Royalty monetization proceeds	$124,000	$150,000	$274,000
Non-cash royalty revenue	(289,655)	(61,357)	(351,012)
Non-cash interest expense	226,506	25,296	251,802
Payments to RPI	(10,000)	—	(10,000)
Loss on revaluation of liability related to the sale of future royalties (1)	23,522	—	23,522
Liabilities related to the sales of future royalties – ending balance	74,373	113,939	188,312
Less: unamortized transaction costs	—	(2,708)	(2,708)
Liabilities related to the sales of future royalties, net	$74,373	$111,231	$185,604
(1) Loss recognized from Settlement Agreement to resolve UCB’s challenges to our patents, as agreed to by UCB, RPI and us, on October 13, 2021.
We periodically assess the estimated royalty payments to RPI and HCR from our licensees and to the extent the amount or timing of such payments is materially different from our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the applicable Royalty Obligation. As of March 31, 2022, our imputed interest rates for the arrangements with RPI and HCR were 16% and 15%, respectively.
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
Given the nature and status of these securities class action lawsuits and derivative complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at either March 31, 2022 or December 31, 2021.
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
There have been no material changes to our collaboration agreements in the three months ended March 31, 2022, other than as described below for our Strategic Collaboration Agreement with BMS.
Bristol-Myers Squibb Company (BMS): Bempegaldesleukin, also referred to as NKTR-214
On February 13, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) and a Share Purchase Agreement with BMS, both of which became effective on April 3, 2018. Pursuant to the BMS Collaboration Agreement, we and BMS have jointly developed bempegaldesleukin in combination with BMS’s Opdivo®. The parties share the internal and external development costs for bempegaldesleukin in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties share development costs for bempegaldesleukin in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar. The parties share costs for the manufacturing and commercialization of bempegaldesleukin, 35% of the costs to BMS and 65% to Nektar.
Upon the effective date of the BMS Collaboration Agreement in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased 8,284,600 shares of our common stock pursuant to the Share Purchase Agreement for total additional cash consideration of $850.0 million. In 2020, we received non-refundable milestone payments of $50.0 million in aggregate for the first patient, first visit in the registrational trials in muscle-invasive bladder cancer and adjuvant melanoma.

As discussed in Note 1, on March 14, 2022, we announced our registrational trial in metastatic melanoma did not meet its primary endpoints and that BMS and we decided to discontinue the trials in metastatic melanoma and adjuvant melanoma. On April 14, 2022, we announced that our registrational trials in each of renal cell carcinoma and cisplatin-ineligible, locally advanced or metastatic urothelial cancer did not meet their respective primary endpoints. Due to these results, BMS and we decided that these studies and all other ongoing studies in the program will be discontinued. The decision to terminate the program does not affect the cost-sharing provisions under the BMS Collaboration Agreement. However, without further development of bempegaldesleukin, we will no longer be eligible for the development, regulatory and sales milestones under the arrangement.
We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognize BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. During the three months ended March 31, 2022 and March 31, 2021, we recorded $24.9 million and $26.7 million, respectively, as reductions of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses. As of March 31, 2022, we have recorded an unbilled receivable of $26.9 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
Eli Lilly and Company (Lilly): NKTR-358
On July 23, 2017, we entered into a worldwide license agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) to co-develop NKTR-358, a novel immunological drug candidate that we invented, pursuant to which we received an initial payment of $150.0 million and are eligible for up to $250.0 million in additional development and regulatory milestones. We are currently in Phase 1B and Phase 2 development, where we share costs with 75% of the costs borne by Lilly and 25% of the costs borne by us. Lilly is responsible for the costs of Phase 3 development, but we retain the option to contribute up to 25% of the costs of Phase 3 development on an indication-by-indication basis in order for us to achieve maximum royalty level under the Lilly Agreement, and further, if approved, we will have the opportunity to receive a royalty rate up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.
The Lilly Agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The Lilly Agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.
Although we are entitled to significant development milestones under this arrangement, through March 31, 2022, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Other
We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 5, we have sold our rights to receive royalties from these other collaboration agreements.
Additionally, we have a collaboration agreement for a product under development, under which we are entitled to up to a total of $40.0 million of regulatory milestones, as well as sales milestones upon achievement of annual sales targets and royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential product under this collaboration agreement, we cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all development milestones from the transaction price for this agreement.

Note 8 — Stock-Based Compensation
We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cost of goods sold	$669	$727
Research and development	12,041	14,162
General and administrative	8,251	9,009
Total stock-based compensation	$20,961	$23,898
We issued stock-based awards of our common stock as follows (shares in thousands):

	Three months ended March 31,
	2022	2021
Options granted	22	121
Weighted-average grant-date fair value of options granted	$6.61	$10.82
RSUs granted	405	367
Weighted-average grant-date fair value of RSUs granted	$9.39	$20.63
Note 9 — Net Loss Per Share
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
For the three months ended March 31, 2022 and 2021, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. During the three months ended March 31, 2022 and 2021, potentially dilutive securities consisted of weighted-average common shares underlying outstanding stock options and RSUs as follows (in thousands):

	Three months ended March 31,
	2022	2021
Potentially dilutive securities	22,338	19,393
Note 10 — Subsequent Event
As discussed in Note 1, on April 25, 2022, we announced our Reorganization and Restructuring Plans, pursuant to which we are prioritizing key research and development efforts and reducing our workforce by approximately 70% from approximately 735 to approximately 225 employees. We will recognize all costs of the Reorganization and Restructuring Plans, including severance and benefits for employees laid off and employee compensation and third-party costs for the wind down of the bempegaldesleukin program, net of BMS’ reimbursement of our costs, in the restructuring, impairment and other costs of terminated program line in our Condensed Consolidated Statement of Operations. We expect to recognize approximately $30.0 to $35.0 million for severance and related benefits for employees laid off under the Reorganization and Restructuring Plans, primarily in the three months ending June 30, 2022.

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
Overview
Strategic Direction of Our Business
Nektar Therapeutics is a research-based biopharmaceutical company that discovers and develops innovative new medicines in areas of high unmet medical need. Our research and development pipeline of new investigational drugs includes potential therapies for oncology and immunology. We leverage our proprietary and proven chemistry platform to discover and design new drug candidates. These drug candidates utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. We continue to make significant investments in new drug discovery and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term stockholder value.
In oncology, we focus on developing medicines in immuno-oncology (I-O), which is a therapeutic approach based on targeting biological pathways that stimulate and sustain the body’s immune response in order to fight cancer. In the I-O area, we executed a broad clinical development program to develop bempegaldesleukin (previously referred to as NKTR-214) in combination with Opdivo® in collaboration with Bristol-Myers Squibb Company (BMS) under our Strategic Collaboration Agreement. We also conducted independent development work evaluating bempegaldesleukin in combination with other checkpoint inhibitors and agents with potential complementary mechanisms of action, including studies evaluating bempegaldesleukin combination with Keytruda® (pembrolizumab). In April 2022, we and BMS jointly announced that the companies would be ending the global clinical development program for bempegaldesleukin in combination with Opdivo® and discontinue all ongoing studies in our collaboration with BMS. We also decided to discontinue all studies of bempegaldesleukin in combination with Keytruda®, as well as our studies of NKTR 262, which was being evaluated in combination with bempegaldesleukin.
In April 2022, we announced new strategic reorganization and cost restructuring plans (together, the Reorganization and Restructuring Plans) focused on prioritizing key research and development efforts that will be most impactful to the Company’s future, including our NKTR-255 and NKTR-358 programs and several core research programs.
NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8+ memory T cells. Recombinant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular cytotoxicity molecules as well as to enhance CAR-T therapies. We have initiated a Phase 1 dose escalation and expansion clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. We are also continuing our oncology clinical collaboration with Merck KGaA and Pfizer Inc. to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We are also currently designing a Nektar- sponsored comparative study, which we aim to initiate in the second half of 2022.
In immunology, NKTR-358 targets the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to develop and commercialize NKTR-358, pursuant to which we received an initial payment of $150.0 million and are eligible for up to an additional $250.0 million for development and regulatory milestones. We have completed our responsibilities for Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. Lilly is responsible for the costs of Phase 3 development, but we retain the option to contribute up to 25% of the costs of Phase 3 development on an indication-by-indication basis in order for us to achieve maximum royalty level under the Lilly Agreement, and further, if approved, we will have the opportunity to receive a royalty rate up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales.

We have completed a Phase 1 dose-finding trial of NKTR-358 to evaluate single-ascending doses of NKTR-358 in approximately 100 healthy patients. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate NKTR-358 in patients with systemic lupus erythematosus (SLE). Lilly is conducting two Phase 1b studies in patients with psoriasis and atopic dermatitis, and based on positive interim Phase 1b results in atopic dermatitis announced in December 2021, Lilly is planning to initiate a Phase 2 study in atopic dermatitis. Lilly also initiated a Phase 2 study in SLE in October 2020 and a Phase 2 study in ulcerative colitis in March 2021. In April 2022, we announced that Lilly had informed us that an interim analysis in the Phase 2 study in ulcerative colitis led to the discontinuation of further development in this indication. Lilly also plans to initiate another Phase 2 study in another immune-mediated disease to potentially start in 2023.
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
While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, our longer-term plan is to generate significant commercial revenue from proprietary products. Over the next several years, we plan to continue to make significant investments to advance our early drug candidate pipeline. We have several drug candidates in earlier stage clinical development or are being explored in research that we are preparing to advance into the clinical trials in future years. We are cultivating several research programs, including a collaboration with Biolojic Design to develop a unique bivalent antibody targeting TNFR2, as well as two Nektar-developed research programs focused in the areas of oncology and auto-immune disease. We believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success.
Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. Drug research and development is an inherently uncertain process with a high risk of failure at every stage prior to approval. The timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A “Risk Factors.”
Effects of the COVID-19 Pandemic
We continue to actively monitor the ongoing COVID-19 pandemic and applicable government recommendations in light of new developments. In particular, the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, and local resurgences in number and rates of infections, and the further spread of the virus may result in the return of prior restrictions or the institution of restrictions in the affected areas, which could have an adverse effect on our business, including our clinical trial timelines. Currently, our operations in research, manufacturing and maintenance that occur within our facilities are continuing in accordance with applicable guidelines and orders. Across all our locations, we have instituted a temporary work from home policy for office personnel who do not need to work on site to maintain productivity and we allow employees to voluntarily return to work on site with appropriate health and safety measures. The safety and well-being of our employees, and the patients and healthcare providers in our clinical trial programs, are of first and foremost importance to us. We believe that the safety measures we are taking and instructing our contractors to take in response to the COVID-19 pandemic meet or exceed the guidance and requirements issued from government and public health officials. We also continue to monitor our supply chains for any disruptions or constraints caused by the COVID-19 pandemic. To date, we have not experienced any significant impacts on our supply, but ongoing global shortages in labor, raw materials and equipment could limit our ability to manufacture our products or to supply drug candidates for our clinical trials, or delay our research and development efforts.
We and our partners are currently engaged in the clinical testing of our drug candidates and the COVID-19 pandemic introduces challenges to our clinical development programs which are central to our business. The evolving situation around the COVID-19 pandemic, along with the resulting public health guidance measures that have been put into place, have thus far had varying impacts on the clinical testing of our drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the COVID-19 pandemic. Nektar’s Phase 1 clinical study of NKTR-255 in patients with relapsed/refractory hematologic malignancies has enrolled slower than anticipated due to the challenges caused by the COVID-19 pandemic, and the dose-escalation monotherapy portion of the study is currently expected to be completed in 2022. While we are not currently aware of significant delays by our partners and collaborators caused the COVID-19 pandemic on clinical trials involving our drug candidates, the fluidity of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect this disease will have on these clinical trials. Any current assessments of the effects of the COVID-19 pandemic on our clinical programs are difficult to predict and subject to change and, with regard to individual clinical trial sites within these studies, will likely vary by the geographic region in which they are located.
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
Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing. At March 31, 2022, we had approximately $704.4 million in cash and investments in marketable securities.
Results of Operations
Three Months Ended March 31, 2022 and 2021
Revenue (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Product sales	$5,688	$4,795	$893	19%
Non-cash royalty revenue related to sales of future royalties	17,561	18,798	(1,237)	(7)%
License, collaboration and other revenue	1,573	54	1,519	>100%
Total revenue	$24,822	$23,647	$1,175	5%
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
Product sales increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to an increase in product demand from our collaboration partners. We expect product sales for the full year of 2022 to increase compared to 2021 due to increased demand from our collaboration partners.
Non-cash Royalty Revenue Related to Sales of Future Royalties
For a discussion of our Non-cash royalty revenue, please see our discussion below “Non-Cash Royalty Revenue and Non-Cash Interest Expense.”
License, Collaboration and Other Revenue
License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements and certain research and development activities. The level of license, collaboration and other revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. During the three months ended March 31, 2022, we recognized $1.5 million for a license agreement, under which we are entitled to no further consideration. As a result of the recognition of this revenue in the three months ended March 31, 2022, we expect license, collaboration and other revenue for 2022 to increase compared to 2021.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for discussion of the risks associated with the complex nature of our collaboration agreements.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Cost of goods sold	$5,315	$5,756	$(441)	(8)%
Product gross profit (1)	373	(961)	1,334	>100%
Product gross margin	7%	(20)%
(1) Percentage change represents an improvement in the gross margin.
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
Our product gross margin improved from the three months ended March 31, 2021 to the three months ended March 31, 2022 due to the mix of manufacturing orders from our customers. Product gross margin was negative for the three months ended March 31, 2021. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales to this partner, we also receive royalty revenue from this collaboration. In the three months ended March 31, 2022 and 2021, the royalty revenue from this collaboration exceeded the related negative gross profit.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We expect product gross profit to be negative in 2022 as a result of the collaborative arrangement described above.

Research and Development Expense (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Research and development expense	$107,253	$95,604	$11,649	12%
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
Research and development expense increased for the three months ended March 31, 2022 as compared to the three ended March 31, 2021. Research and development expense increased for our clinical trials for bempegaldesleukin in adjuvant melanoma under the BMS Collaboration Agreement and head and neck cancer under our co-development agreement with SFJ, partially offset by a decrease in expense for our clinical trial for bempegaldesleukin in first-line metastatic renal cell carcinoma as we had fully enrolled this trial. During the three months ended March 31, 2022 and March 31, 2021, we recorded $24.9 million and $26.7 million, respectively, as reductions of research and development expense for BMS’ share of our expenses, net of our share of BMS’ expenses.
As discussed in Note 1, BMS and we have decided to discontinue development of bempegaldesleukin in combination with Opdivo® and will wind down the various trials under the BMS Collaboration Agreement, and we have also decided to discontinue all other development of bempegaldesleukin. The cost sharing under the BMS Collaboration Agreement remains unchanged as a result of our decision. We expect to incur significant expenses associated with the wind down of these trials, which we expect to present in the Restructuring, impairment and other costs of terminated program line in our Condensed Consolidated Statement of Operations for the remainder of 2022. Because we will no longer report these expenses in research and development expense, we expect research and development expense to decrease significantly for 2022 as compared to 2021. Additionally, as discussed in Note 1 to our Condensed Consolidated Financial Statements, we have implemented a restructuring plan to reduce our workforce by approximately 70%. Please see our discussion below in Restructuring, impairment and other costs of terminated program for additional information.
Research and development expense also increased for the three months ended March 31, 2022 as compared to the three ended March 31, 2021 due to manufacturing activities for NKTR-255 and development costs for NKTR-358 as Lilly conducts its Phase 1B and Phase 2 studies, for which we are responsible for 25% of costs and Lilly is responsible for 75% of costs. We expect research and development expense for the development of NKTR-255 and NKTR-358 to increase for 2022 as compared to 2021.
The timing and amount of our future clinical trial expenses will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.
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
Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as the collaboration that we have already completed for NKTR-358, or clinical collaborations where we would share costs and operational responsibility with a partner. In certain situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.
General and Administrative Expense (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
General and administrative expense	$27,339	$31,679	$(4,340)	(14)%
General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. General and administrative expense decreased for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. General and administrative expense for the three months ended March 31, 2021 included non-recurring transaction fees for our SFJ co-development agreement and other legal fees. As discussed in Note 1 to our Condensed Consolidated Financial Statements, we have implemented a restructuring plan to reduce our workforce by approximately 70%. Please see discussion below for additional information. As a result, we expect general and administrative expenses in the full year of 2022 to decrease significantly compared to 2021.
Restructuring, Impairment and Other Costs of Terminated Program (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Restructuring, impairment and other costs of terminated program	$1,475	$—	$1,475	>100%
As discussed in Note 1 to our Condensed Consolidated Financial Statements, following the announcements that our registrational trials in bempegaldesleukin failed to meet their primary endpoints, on April 25, 2022, we announced strategic reorganization and cost restructuring plans (together, the Reorganization and Restructuring Plans) to discontinue development of bempegaldesleukin and reduce the workforce from approximately 735 employees to approximately 225 employees, a reduction of approximately 70%. We will recognize all costs of the Reorganization and Restructuring Plans, including severance and benefits for terminated employees and employee compensation and third-party costs for the wind down of the bempegaldesleukin program, net of BMS’ reimbursement of our costs, in the restructuring, impairment and other costs of terminated program line in our Condensed Consolidated Statement of Operations.
We expect to recognize approximately $30.0 to $35.0 million for severance and related benefits for employees laid off under the Reorganization and Restructuring Plans, primarily in the three months ending June 30, 2022. If we conclude that there is no future economic benefit for the wind down of the bempegaldesleukin program, we may accrue a significant liability for these future costs, provided that we are able to reliably estimate those future costs, and we will record future adjustments as new information becomes available to us to revise our estimates. The determination to accrue any liability for these future costs does not affect the timing of cash payments to our vendors.
As part of the Reorganization and Restructuring Plans, we currently intend to sublease a substantial portion of our facilities in the San Francisco Bay Area while still maintaining sufficient office and laboratory space to allow our team to continue to develop our proprietary programs. Based on current market conditions in light of the COVID-19 pandemic, we currently expect that any income from a sublease may be less than our lease payments. Accordingly, we may recognize an impairment of our operating lease right-of-use assets and related leasehold improvements and other fixed assets before entering into a sublease, provided that we have committed to the portion of our space which we will sublease and we can develop reliable estimates of the potential sublease income.
For the three months ended March 31, 2022, restructuring, impairment and other costs for terminated program consisted primarily of cancellation fees for certain manufacturing activities for bempegaldesleukin.
Change in fair value of development derivative liability

	Three Months Ended March 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Change in fair value of development derivative liability	33,427	(1,599)	$35,026	>100%
As discussed in Note 4 to our Condensed Consolidated Financial Statements, we remeasure the development derivative liability under our co-development agreement with SFJ to fair value at each reporting date. As discussed in Note 4, as of March 31, 2022, due to the results of the metastatic melanoma trial, we concluded that it was remote that SFJ and we would continue the clinical trial in head and neck cancer. Accordingly, we reduced the liability to $0 as of March 31, 2022 and recognized a corresponding gain in the change in fair value of development derivative liability. As a result of the decision to discontinue the clinical trial in head and neck cancer, we do not expect any to record any future significant adjustments for the change in fair value.
The expense recorded for the change in fair value for the three months ended March 31, 2021 primarily reflected the accretion of our obligation to potentially pay Success Payments to SFJ using our imputed borrowing rate.
Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Three Months Ended March 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Non-cash royalty revenue related to the sales of future royalties	$17,561	$18,798	$(1,237)	(7)%
			(Increase) / Decrease 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
Non-cash interest expense on liability related to the sales of future royalties	$(7,529)	$(13,296)	$5,767	(43)%
As discussed in Note 5 to our Condensed Consolidated Financial Statements, we recognize non-cash royalty revenue for the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement.
2012 Purchase and Sale Agreement
Non-cash royalty revenue for the 2012 Purchase and Sale Agreement decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Non-cash interest expense for the 2012 Purchase and Sales Agreement decreased significantly for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the decrease in the interest rate used to recognize non-cash interest expense from 48% in the three months ended March 31, 2021 to 16% for the three months ended March 31, 2022 as a result of the revaluation of the liability, which we recognized in the three months ended December 31, 2021.
To resolve UCB’s challenges to our patents and their resulting obligation to pay us royalties on net sales of CIMZIA® which we had sold to RPI, RPI and UCB negotiated a reduction in the royalty term and decreased royalty rates over the remaining term, which was implemented through the Settlement Agreement between UCB and us. As a result of accounting for the Settlement Agreement as a debt modification during the three months ended December 31, 2021, we remeasured the liability to fair value using a discount rate of 16%. The Settlement Agreement and revaluation do not affect our cash flows, and the net income statement effect over the term of 2012 Purchase and Sale Agreement remains unchanged.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the sum of the non-cash interest expense and the loss on the revaluation of the liability. To date, we have amortized $39.6 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $74.4 million of the net proceeds, since RPI receives all of the benefits of the increases in future royalties. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively.
2020 Purchase and Sale Agreement
Non-cash royalty revenue increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 and non-cash interest expense decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Our estimate of the imputed interest rate reflects that our estimates for sales of MOVANTIK®, ADYNOVATE® and REBINYN® will result in meeting the 2025 Threshold. Because the 2025 Threshold of $210.0 million and the increase in the threshold to $240.0 million (if the 2025 Threshold is not timely achieved) limit the amount of royalties payable to HCR, the potential for the implicit interest rate to vary is more limited. Instead, we will receive the benefit of net sales if they exceed the threshold, but do not bear risk of loss or payments to HCR if royalties are less than expected.
Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Interest income and other income (expense), net	$395	$1,412	$(1,017)	(72)%
Interest income and other income (expense) decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to lower investment balances which have been utilized to fund our operations. We expect that our interest income and other income (expense), net will decrease for 2022 compared to 2021 for the same reason.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of March 31, 2022, we had approximately $704.4 million in cash and investments in marketable securities.
We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing. As discussed above, on April 25, 2022, we announced our Reorganization and Restructuring Plans to discontinue development of bempegaldesleukin and to reduce our workforce by approximately 70%. We expect that we will pay severance and benefits for the terminated employees of approximately $30.0 million to $35.0 million during 2022. In addition, we currently estimate that we will pay approximately $70.0 million to $80.0 million for third-party vendor and employee costs, net of the net BMS reimbursement, for the wind down of the bempegaldesleukin program. The actual costs may differ as vendor and site contracts are modified and ultimately terminated.
We expect the clinical development of our drug candidates, including NKTR-358 and NKTR-255, will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with BMS, development cost reimbursement from BMS, and a $150.0 million upfront payment from Lilly for our collaboration agreement for NKTR-358. In the future, we have the opportunity to receive up to $250.0 million in milestone payments under our collaboration with Lilly.
Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for NKTR-358 and NKTR-255, the sales levels for those products for which we are entitled to royalties, if and when they are approved, the sales levels of our products, if and when they are approved, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.
We have no credit facility or any other sources of committed capital. The availability and terms of various financing alternatives, if required in the future, substantially depend on many factors including the success or failure of drug development programs in our pipeline. The availability and terms of financing alternatives and any future significant payments from existing or new collaborations depend on the positive outcome of ongoing or planned clinical studies, whether we or our partners are successful in obtaining regulatory authority approvals in major markets, and if approved, the commercial success of these drugs, as well as general capital market conditions. We may pursue various financing alternatives to fund the expansion of our business as appropriate.
In the short term, we do not anticipate that the effects of the COVID-19 pandemic will have a material effect on our results of operations or financial position since we do not generate significant cash flows from recurring revenues and our revenues are generally less affected by shelter-in place or similar orders. However, if delays caused by the COVID-19 pandemic in commencing and enrolling patients in our clinical trials or those run by our partners result in a delay in completing these trials, our or our partner’s ability to file for regulatory approval and commercialize these products (if approved) and receive associated milestone payments may also be delayed.
Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities and the effect of the COVID-19 pandemic or other conditions on the financial markets, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.
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
Cash flows from operating activities
Cash flows used in operating activities for the three months ended March 31, 2022 and 2021 totaled $88.4 million and $77.1 million, respectively.
We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will decrease for 2022 as compared to 2021 as a result of the various cost restructuring activities described above.
Cash flows from investing activities
During the three months ended March 31, 2022 and 2021, the maturities and sales of our investments, net of purchases, totaled $134.5 million and $13.3 million, respectively, which we used to fund our operations.
We paid $4.2 million and $2.9 million for the purchase or construction of property, plant and equipment in the three months ended March 31, 2022 and 2021, respectively.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $0.2 million and $17.1 million in the three months ended March 31, 2022 and 2021, respectively. Additionally, during the three months ended March 31, 2022 and 2021, we received $0.8 million from SFJ pursuant to our co-development agreement.
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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at March 31, 2022 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related shelter-in-place requirements, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
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
Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Risks Related to our Business
We are highly dependent on the success of drug candidates, including NKTR-358 and NKTR-255. If these drug candidates fail in clinical development our business will be significantly harmed.
Our future success is highly dependent on the clinical success of our drug candidates, including NKTR-358 and NKTR-255. In general, most investigational drugs, including immunology and I-O drug candidates such as NKTR-358 and NKTR-255, respectively, do not become approved drugs. Accordingly, there is a very meaningful risk that our drug candidates will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. Further, if Lilly, our collaboration partner for NKTR-358, delays the initiation or completion of one or more clinical trials for reasons outside of our control, or is not successful, it would materially harm our market valuation, prospects, financial condition and results of operations. For example, under our collaboration agreement with Lilly, we are eligible for up to $250.0 million in additional development and regulatory milestones, and a royalty rate up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales. One or more clinical failures of our drug candidates would jeopardize and could result in reduced, delayed or eliminated revenue.
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
We or our partners may experience delays in clinical trials of drug candidates. Our partner Lilly is conducting a Phase 2 study of NKTR-358 in patients with SLE as well as two Phase 1b studies in patients with psoriasis and atopic dermatitis.  In addition, we have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our drug candidates could be delayed for a variety of reasons, including:
•delays in obtaining regulatory authorization to commence a clinical study;
•delays in reaching agreement with applicable regulatory authorities on a clinical study design;
•for drug candidates (such as NKTR-358) partnered with other companies, delays caused by our partner;
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
The research and development of I-O therapies is a very competitive global segment in the biopharmaceutical industry attracting tens of billions of dollars of investment each year.  Our clinical trial plans for NKTR-255 and other I-O therapy drug candidates face substantial competition from other I-O combination regimens already approved, and many more combination therapies that are either ahead of or in parallel development in patient populations where we are studying our drug candidates. As I-O combination therapies are relatively new approaches in cancer treatment and few have successfully completed late stage development, I-O drug development entails substantial risks and uncertainties that include rapidly changing standards of care, identifying contribution of component therapies, patient enrollment competition, evolving regulatory frameworks to evaluate combination regimens, and varying risk-benefit profiles of competing therapies, any or all of which could have a material and adverse impact on the probability of success of I-O drug candidates.
The risk of clinical failure for any drug candidate remains high prior to regulatory approval and there can be no assurance that our product candidates will obtain regulatory approval.
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
Risks Related to our Collaboration Partners
We are highly dependent on our collaboration partner to initiate, properly conduct and prioritize clinical trials for NKTR-358 and to perform important additional development and commercialization activities, and our business will be significantly harmed if their actions deprioritize or otherwise harm the prospects of our drug candidates.
We rely on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for NKTR-358. Furthermore, we will rely Lilly to perform specified commercialization activities for NKTR-358, pursuant to the our collaboration agreement. In the Lilly fails to initiate, properly conduct and prioritize their obligations under their applicable agreement with us, our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that efforts would succeed or be sufficient to fully address the harm.
In addition, for reasons outside of our control, the operations of our collaboration partners may be affected by the COVID-19 pandemic than we are, or they may adopt more restrictive procedures for addressing the COVID-19 pandemic, either of which would delay initiating or completing one or more clinical trials involving our drug candidates.

Risks Related to our Financial Condition and Capital Requirement
Our strategic reorganization plan and cost restructuring plan may not be successful.
On April 25, 2022, we announced strategic reorganization and cost restructuring plans (together, the Reorganization and Restructuring Plans) to prioritize key research and development efforts that will be most impactful to the Company’s future, including NKTR-358, NKTR-255 and several core research programs. In connection with the Reorganization and Restructuring Plans, we also announced cost restructuring measures aimed at ensuring we will have significant capital to fund key programs over a multi-year time horizon. There is no guarantee that the Reorganization and Restructuring Plans will achieve their intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, which would require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition and prospects.
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
•collaboration partners with commercial rights may choose to devote fewer resources to the development or marketing of our partnered drugs than they devote to their own drugs or other drugs that they have in-licensed;
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
As of March 31, 2022, we had cash and investments in marketable securities valued at approximately $704.4 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
•the cost, timing and outcomes of clinical studies and regulatory reviews of our drug candidates, particularly NKTR-358;
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

For the three months ended March 31, 2022, we reported a net loss of $90.4 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.
Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:
•develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotechnology companies;
•effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for NKTR-358 and NKTR-255;
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
Our business strategy requires us to manage our business to provide for the continued development of our proprietary and partnered biologic candidates. Our strategy also calls for us to manage the capital necessary to fund key programs through value-enhancing data and other milestones. If we are unable to manage effectively our current operations, our business, financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies, products or future economic rights that we would not otherwise relinquish or require us to enter into other dilutive financing arrangements on unfavorable terms.
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
We must attract and retain experts in the areas of research, development (including clinical testing), manufacturing, regulatory and finance, and may need to attract and retain commercial, marketing and distribution experts and develop additional expertise in our existing personnel. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock awards they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. Furthermore, as a result of our Reorganization and Restructuring plans, our employees may experience distractions or decreases in employee morale and we may experience increased levels of employee attrition and turnover, which would adversely affect our business. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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
Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we are currently involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at March 31, 2022.
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
Risk related to Investment and Securities
The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial losses for investors and securities class action and shareholder derivative litigation.
Our stock price is volatile. During the three months ended March 31, 2022, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $4.16 to $13.72 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:
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
Our operations and performance have been, and may continue to be, affected by global economic conditions, including, for example, adverse global economic conditions resulting from the COVID-19 pandemic. See also the risk factor in this Item 1A titled “Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.” In addition, our operations and performance may be affected by political or civil unrest or military action, terrorist activity, and unstable governments and legal systems. For example, in late February 2022, Russia commenced a military invasion of Ukraine, and the sustained conflict in Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, has contributed to increased market volatility and uncertainty. In particular, sanctions imposed by the U.S., EU and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. As the conflict in Ukraine continues, there can be no certainty regarding whether the U.S., EU or other governments will impose additional sanctions, or other economic or military measured relating to Russia.
As a result of global economic and political conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. Our ability to conduct clinical trials in regions experiencing political or civil unrest could negatively affect clinical trial enrollment or the timely completion of a clinical trial. We believe the aforementioned economic conditions have led and could continue to lead to reduced demand for our and our collaboration partners’ drug products, which could have a material adverse effect on our product sales, business and results of operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2022.
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
Date: May 5, 2022

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen Senior Vice President, Finance and Chief Accounting Officer
Date: May 5, 2022