Form 10-Q
period 2022-06-30
NEKTAR THERAPEUTICS
filed 2022-08-05
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 187,404,772 on July 29, 2022.

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
◦we are highly dependent on the success of NKTR-358 and NKTR-255 and our business will be significantly harmed if either NKTR-358 or NKTR-255 do not continue to advance in clinical studies;
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
•Risks Related to our Financial Condition and Capital Requirements:
◦we are implementing a strategic reorganization plan focused on prioritizing key research and development efforts, as well as a cost restructuring plan, and our business will be significantly harmed if either of these plans is unsuccessful;
◦we have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan;
◦our revenue is exclusively derived from our collaboration agreements. If we are unable to establish and maintain collaboration partnerships with attractive commercial terms, including significant development milestones and research and development cost-sharing, our business, results of operations and financial condition could suffer; and
◦we expect to continue to incur substantial net losses from operations and may not achieve or sustain profitability in the future.
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
•Risks Related to the COVID-19 Pandemic:

◦our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic. While the COVID-19 pandemic has not had a material adverse effect on our current operations, the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus and resurgences in the number and rates of infections, and shortages in raw materials and equipment and other supply chain disruptions, could have a material negative impact on our business and our clinical trial timelines.
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

PART I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$77,545	$25,218
Short-term investments	541,771	708,737
Accounts receivable	10,006	22,492
Inventory	16,969	15,801
Other current assets	19,245	23,333
Total current assets	665,536	795,581
Long-term investments	8,928	64,828
Property, plant and equipment, net	39,792	60,510
Operating lease right-of-use assets	68,996	117,025
Goodwill	76,501	76,501
Other assets	2,234	2,744
Total assets	$861,987	$1,117,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,346	$9,747
Accrued compensation	30,323	15,735
Accrued clinical trial expenses	29,234	26,809
Other accrued expenses	13,035	15,468
Operating lease liabilities, current portion	20,047	17,441
Total current liabilities	104,985	85,200
Operating lease liabilities, less current portion	119,415	125,736
Development derivative liability	—	27,726
Liabilities related to the sales of future royalties, net	176,775	195,427
Other long-term liabilities	2,080	3,592
Total liabilities	403,255	437,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at June 30, 2022 or December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 187,405 shares and 185,468 shares outstanding at June 30, 2022 and December 31, 2021, respectively	19	19
Capital in excess of par value	3,549,360	3,516,641
Accumulated other comprehensive loss	(8,191)	(4,157)
Accumulated deficit	(3,082,456)	(2,832,995)
Total stockholders’ equity	458,732	679,508
Total liabilities and stockholders’ equity	$861,987	$1,117,189
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales	$5,312	$7,846	$11,000	$12,641
Non-cash royalty revenue related to the sales of future royalties	16,264	20,456	33,825	39,254
License, collaboration and other revenue	9	28	1,582	82
Total revenue	21,585	28,330	46,407	51,977
Operating costs and expenses:
Cost of goods sold	5,115	7,667	10,430	13,423
Research and development	42,740	101,313	149,993	196,917
General and administrative	20,521	29,555	47,860	61,234
Restructuring, impairment and other costs of terminated program	106,045	—	107,520	—
Total operating costs and expenses	174,421	138,535	315,803	271,574
Loss from operations	(152,836)	(110,205)	(269,396)	(219,597)
Non-operating income (expense):
Change in fair value of development derivative liability	—	(2,713)	33,427	(4,312)
Non-cash interest expense on liabilities related to the sales of future royalties	(7,228)	(13,089)	(14,757)	(26,385)
Interest income and other income (expense), net	1,096	845	1,491	2,257
Total non-operating income (expense), net	(6,132)	(14,957)	20,161	(28,440)
Loss before provision for income taxes	(158,968)	(125,162)	(249,235)	(248,037)
Provision for income taxes	100	357	226	449
Net loss	$(159,068)	$(125,519)	$(249,461)	$(248,486)

Basic and diluted net loss per share	$(0.85)	$(0.69)	$(1.34)	$(1.37)
Weighted average shares outstanding used in computing basic and diluted net loss per share	186,800	182,698	186,323	182,038
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(159,068)	$(125,519)	$(249,461)	$(248,486)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(988)	(64)	(3,079)	(830)
Net foreign currency translation gain (loss)	(671)	(215)	(955)	(275)
Other comprehensive income (loss)	(1,659)	(279)	(4,034)	(1,105)
Comprehensive loss	$(160,727)	$(125,798)	$(253,495)	$(249,591)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	180,091	$18	$3,388,730	$(2,295)	$(2,309,158)	$1,077,295
Shares issued under equity compensation plans	2,199	—	17,106	—	—	17,106
Stock-based compensation	—	—	23,898	—	—	23,898
Comprehensive income (loss)	—	—	—	(826)	(122,967)	(123,793)
Balance at March 31, 2021	182,290	$18	$3,429,734	$(3,121)	$(2,432,125)	$994,506
Shares issued under equity compensation plans	1,483	—	12,553	—	—	12,553
Stock-based compensation	—	—	23,714	—	—	23,714
Comprehensive income (loss)	—	—	—	(279)	(125,519)	(125,798)
Balance at June 30, 2021	183,773	$18	$3,466,001	$(3,400)	$(2,557,644)	$904,975

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	185,468	$19	$3,516,641	$(4,157)	$(2,832,995)	$679,508
Shares issued under equity compensation plans	806	—	188	—	—	188
Stock-based compensation	—	—	20,961	—	—	20,961
Comprehensive income (loss)	—	—	—	(2,375)	(90,393)	(92,768)
Balance at March 31, 2022	186,274	$19	$3,537,790	$(6,532)	$(2,923,388)	$607,889
Shares issued under equity compensation plans	1,131	—	467	—	—	467
Stock-based compensation	—	—	11,103	—	—	11,103
Comprehensive income (loss)	—	—	—	(1,659)	(159,068)	(160,727)
Balance at June 30, 2022	187,405	$19	$3,549,360	$(8,191)	$(3,082,456)	$458,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(249,461)	$(248,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(33,825)	(39,254)
Non-cash interest expense on liabilities related to the sales of future royalties	14,757	26,385
Change in fair value of development derivative liability	(33,427)	4,312
Non-cash research and development expense	4,951	5,795
Stock-based compensation	32,064	47,612
Depreciation and amortization	7,171	7,090
Impairment of right-of-use assets and property, plant and equipment	57,321	—
Amortization of premiums (discounts), net and other non-cash transactions	700	4,090
Changes in operating assets and liabilities:
Accounts receivable	12,486	10,018
Inventory	(1,168)	676
Operating leases, net	1,486	2,260
Other assets	7,627	11,585
Accounts payable	2,833	(2,101)
Accrued compensation	14,588	14,133
Other accrued expenses	(1,520)	(4,101)
Net cash used in operating activities	(163,417)	(159,986)
Cash flows from investing activities:
Purchases of investments	(247,014)	(527,887)
Maturities of investments	466,423	612,419
Sales of investments	—	5,035
Purchases of property, plant and equipment	(4,983)	(6,157)
Net cash provided by investing activities	214,426	83,410
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	655	28,523
Cash receipts from development derivative liability	750	1,500
Net cash provided by financing activities	1,405	30,023
Effect of foreign exchange rates on cash and cash equivalents	(87)	(57)
Net increase (decrease) in cash and cash equivalents	52,327	(46,610)
Cash and cash equivalents at beginning of period	25,218	198,955
Cash and cash equivalents at end of period	$77,545	$152,345

Supplemental disclosures of cash flow information:
Operating lease right-of-use asset recognized in exchange for lease liabilities	$—	$1,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Organization
We are a research-based biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We (individually or with a partner) are developing a pipeline of drug candidates that utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our research and development pipeline of new investigational drugs includes investigational treatments in oncology and immunology.
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of June 30, 2022, we had approximately $628.2 million in cash and investments in marketable securities.
Results of Bempegaldesleukin Program and the Restructuring Plan
In March and April 2022, we announced the unsuccessful results from our clinical trials studying bempegaldesleukin in combination with Opdivo® under our Strategic Collaboration Agreement with Bristol-Myers Squibb Company (BMS). Based on these results, we decided to discontinue all of our ongoing clinical trials of bempegaldesleukin in combination with checkpoint inhibitors and tyrosine kinase inhibitors. In April 2022, we also announced new strategic reorganization and cost restructuring plans for the Company’s future:
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
•On April 14, 2022, we announced that, in consultation with SFJ Pharmaceuticals and based upon a recommendation from an independent Data Monitoring Committee, we decided to discontinue our Phase 2/3 study in bempegaldesleukin in combination with Keytruda® in patients with metastatic or unresectable recurrent squamous cell cancer of the head and neck under our Co-Development Agreement with SFJ Pharmaceuticals. See Note 4 for additional information regarding our Co-Development Agreement with SFJ Pharmaceuticals.
•We also announced on April 14, 2022, the discontinuation of our Phase 1/2 PROPEL study of bempegaldesleukin in combination with Keytruda® in locally advanced or metastatic solid tumors, including non-small cell lung cancer. With these announcements on April 14, 2022, subject to activities required for an orderly wind down of the studies, there will be no ongoing clinical development activities of bempegaldesleukin.
•On April 25, 2022, we announced our strategic reorganization and cost restructuring plans (together, the Restructuring Plan), which were reviewed and approved by our Board of Directors on April 14, 2022. Pursuant to the Restructuring Plan, on April 26, 2022, our duly authorized officers implemented certain strategic, operational and organizational steps, including the prioritization of key Phase 2 development programs to advance our early stage research pipeline. In addition, we announced our plan to reduce our workforce by approximately 70% and to close our research facility in India.
We have incurred and expect to incur significant costs resulting from these decisions and plans. See Note 8 for additional information on the effect on our Condensed Consolidated Financial Statements.

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
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and six months ended June 30, 2022 and 2021.
The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2021 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements.
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
Significant Concentrations
Our customers are primarily pharmaceutical companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. As of June 30, 2022 and December 31, 2021, our accounts receivable includes $7.4 million and $21.4 million, respectively, for unbilled net expense reimbursements from BMS. The remaining accounts receivable relate primarily to product sales. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable. We have not recorded reserves for credit losses for the three and six months ended June 30, 2022 and 2021, nor have recorded such an allowance as of June 30, 2022 or December 31, 2021.
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
Restructuring
We recognize restructuring charges related to reorganization plans that have been committed to by management when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for:
•contractual employee termination benefits provided that the obligations result from services already rendered based on vested rights to such benefits when the payment of benefits becomes probable and the amount can be reasonably estimated,
•one-time employee termination benefits on the communication date from management to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn,
•contract termination costs when we cancel the contract in accordance with its terms, and
•costs to be incurred over the remaining contract term without economic benefit to us at the cease-use date.
For one-time employee terminations benefits, we recognize the liability in full on the communication date when future services are not required or amortize the liability ratably over the service period, if required. The fair value of termination benefits reflects our estimates of expected utilization of certain Company-funded post-employment benefits.
See Note 8 for additional information on the severance expense that we recognized for employees terminated in connection with our reduction-in-force.
Long-Lived Asset Impairment
We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the case of property, plant and equipment and right-of-use assets for our leases, we determine whether there has been an impairment by comparing the carrying value of the asset to the anticipated undiscounted net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated net cash flows associated with the asset, discounted at a rate that we believe a market participant would utilize to reflect the risks associated with the cash flows, such as credit risk. See Note 8 for additional information regarding the impairment charge we recorded in connection with our leased facilities and certain property and equipment.
Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$77,545	$25,218
Short-term investments	541,771	708,737
Long-term investments	8,928	64,828
Total cash and investments in marketable securities	$628,244	$798,783
We invest in liquid, high quality debt securities which are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of June 30, 2022 and December 31, 2021, all of our long-term investments had maturities between one and two years.

Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	June 30, 2022				December 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$141,416	$—	$(1,505)	$139,911	$278,121
Corporate commercial paper	2	415,106	—	(2,232)	412,874	478,629
Obligations of U.S. government agencies	2	4,880	—	(5)	4,875	5,875
Available-for-sale investments		$561,402	$—	$(3,742)	$557,660	$762,625
Money market funds	1				42,342	23,968
Certificates of deposit	2				9,516	10,940
Cash	N/A				18,726	1,250
Total cash and investments in marketable securities					$628,244	$798,783
For the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. At December 31, 2021, our gross unrealized losses totaled $0.7 million, and our gross unrealized gains were insignificant.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$2,099	$3,166
Work-in-process	13,837	9,342
Finished goods	1,033	3,293
Total inventory	$16,969	$15,801
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
As of March 31, 2022, due to the negative results of the metastatic melanoma trial and initial discussions with SFJ, we concluded that it was remote that SFJ and we would continue the SCCHN Clinical Trial. Accordingly, the fair value of the development derivative liability was reduced to $0 as of March 31, 2022, and we recognized a corresponding gain in the Change in fair value of development derivative liability. As discussed in Note 1, on April 14, 2022, BMS and we decided to end the development for bempegaldesleukin in combination with Opdivo® and that all other ongoing studies in the bempegaldesleukin program would be discontinued. We also announced that SFJ and we agreed to discontinue the SCCHN Clinical Trial.

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
The following table presents the changes in the development derivative liability:

		Three months ended
	Fair Value Hierarchy Level	June 30, 2022	June 30, 2021
Fair value as of March 31, 2022 and 2021, respectively	3	$—	$4,597
Non-cash research and development expense		—	3,547
Cash receipts from SFJ		—	750
Change in the fair value of development derivative liability		—	2,713
Fair value at end of period	3	$—	$11,607

		Six months ended
	Fair Value Hierarchy Level	June 30, 2022		June 30, 2021
Fair value as of December 31, 2021 and February 12, 2021 (inception), respectively	3	$27,726		$—
Non-cash research and development expense		4,951		5,795
Cash receipts from SFJ		750		1,500
Change in the fair value of development derivative liability		(33,427)		4,312
Fair value at end of period	3	$—	0	$11,607

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

Due to our ongoing manufacturing obligations in both arrangements, we account for the proceeds as imputed debt (Royalty Obligations) and therefore continue to recognize these non-cash royalties as revenue. As royalties are remitted to RPI and HCR by our licensees, the balances of the respective Royalty Obligations will be effectively repaid over the lives of the agreements. To determine the amortization of the Royalty Obligations, we are required to estimate the total amount of future royalty payments to be received by RPI and HCR, respectively. The sum of these amounts less the net proceeds we received will be recorded as non-cash interest expense over the lives of the respective Royalty Obligations. Additionally, to the extent that the amount or timing of the royalty payments is materially different from our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the applicable Royalty Obligation. As of June 30, 2022, our imputed interest rates for the arrangements with RPI and HCR were 16% and 15%, respectively.
The following table shows the activity within the liability account of each arrangement (in thousands):

	Period from inception to June 30, 2022
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Royalty monetization proceeds	$124,000	$150,000	$274,000
Non-cash royalty revenue	(297,507)	(69,770)	(367,277)
Non-cash interest expense	229,474	29,556	259,030
Payments to RPI	(10,000)	—	(10,000)
Loss on revaluation of liability related to the sale of future royalties (1)	23,522	—	23,522
Liabilities related to the sales of future royalties – ending balance	69,489	109,786	179,275
Less: unamortized transaction costs	—	(2,500)	(2,500)
Liabilities related to the sales of future royalties, net	$69,489	$107,286	$176,775
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
In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv-06607, which we refer to as the Mulquin action). The Mulquin plaintiffs have challenged public statements Nektar made, between January 2017 and June 2018, about the clinical trials of bempegaldesleukin. The Mulquin complaint was amended in May 2019. The defendants moved to dismiss and the court granted the motion without prejudice in July 2020. The Mulquin plaintiffs again amended their complaint and the defendants again moved to dismiss. In December 2020, the court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 and appellate briefing in the U.S. Court of Appeals for the Ninth Circuit was completed in September 2021. Oral argument occurred on December 10, 2021. On May 19, 2022, the Ninth Circuit affirmed the district court's dismissal of all claims against the defendants.
A derivative action was also filed against certain of the Company’s current and former officers and directors, purportedly on the Company’s behalf. This derivative action is based on the allegations in the Mulquin action and on the premise that the Company’s officers and directors breached their fiduciary duties to the Company. The complaint for this derivative action was filed in February 2021 in the Court of Chancery of the State of Delaware (C.A. No. 2021-0118-PAF). Following a stay in the proceedings during the pendency of the appeal in the Mulquin action, the Company received an amended complaint on July 29, 2022, and the defendants will have until September 12, 2022 to respond to the amended complaint. Given the nature and status of the derivative action, we cannot reasonably estimate a potential future loss or a range of potential future losses. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at either June 30, 2022 or December 31, 2021.

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
There have been no material changes to our collaboration agreements in the three and six months ended June 30, 2022, other than as described below for our Strategic Collaboration Agreement with BMS and Note 4 regarding SFJ.
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
We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by

BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognized BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. As discussed in Note 8, beginning in the three months ended June 30, 2022, we began reporting clinical trial, other third-party costs and employee costs for the bempegaldesleukin program in Restructuring, impairment and other costs of program. Accordingly, during the three months ended June 30, 2022, we recorded $7.6 million, as a reduction of such expense for the net reimbursement from BMS. During the six months ended June 30, 2022, we recorded $24.9 million as a reduction of research and development expense for the net reimbursement from BMS, reflecting the reimbursement recorded in the three months ended March 31, 2022. For the three and six months ended June 30, 2021, we recorded $24.8 million and $51.4 million, respectively, as a reduction of research and development expense for the net reimbursement from BMS. As of June 30, 2022, we have recorded an unbilled receivable of $7.4 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
Eli Lilly and Company (Lilly): NKTR-358
On July 23, 2017, we entered into a worldwide license agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) to co-develop NKTR-358, a novel immunological drug candidate that we invented, pursuant to which we received an initial payment of $150.0 million and are eligible for up to $250.0 million in additional development and regulatory milestones. We are currently in Phase 1B and Phase 2 development, where we share costs with 75% of the costs borne by Lilly and 25% of the costs borne by us. Lilly is responsible for the costs of Phase 3 development, but we retain the option to contribute up to 25% of the costs of Phase 3 development on an indication-by-indication basis in order for us to achieve the maximum royalty level under the Lilly Agreement, and further, if approved, we will have the opportunity to receive a royalty rate up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.
The Lilly Agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The Lilly Agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.
Although we are entitled to significant development milestones under this arrangement, through June 30, 2022, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Other
We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 5, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue which totaled $16.3 million and $33.8 million for the three and six months ended June 30, 2022 and totaled $20.5 million and $39.3 million for the three and six months ended June 30, 2021, respectively, represents revenue for granting licenses which we had satisfied in prior periods.
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
Note 8 — Restructuring, Impairment and Other Costs of Terminated Program
As discussed in Note 1, because our registrational trials in bempegaldesleukin did not meet their primary endpoints, we decided to discontinue all of our ongoing clinical trials of bempegaldesleukin in combination with checkpoint inhibitors and tyrosine kinase inhibitors, and, during April 2022, we announced the Restructuring Plan to prioritize key Phase 2 development programs, to advance our early stage research pipeline and to reduce our workforce by approximately 70% from approximately

735 to approximately 225 employees. In connection with these events, we reported the following costs in Restructuring, impairment and other costs of terminated program in the three months ended June 30, 2022:
•Clinical trial expense, other third-party costs and employee costs for the wind down of the bempegaldesleukin program, net of the reimbursement from BMS;
•Severance and related benefit costs pursuant to the Restructuring Plan;
•Impairment of right-of-use assets and property, plant and equipment resulting from the Restructuring Plan, primarily reflecting excess office and laboratory leased spaces in San Francisco, CA; and
•Contract termination and other costs associated with these plans. Previously, during the three months ended March 31, 2022, we recognized an initial $1.5 million in cancellation fees related to certain manufacturing activities for bempegaldesleukin.
In prior periods, we reported the clinical trial costs, other third-party costs and employee costs related to the bempegaldesleukin primarily in research and development expense.
Restructuring, impairment and other costs of terminated program includes the following (in thousands):

	Three months ended	Six months ended
	June 30, 2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$20,408	$20,408
Severance and benefit expense	27,750	27,750
Impairment of right-of-use assets and property, plant and equipment	57,321	57,321
Contract termination and other restructuring costs	566	2,041
Restructuring, impairment and other costs of terminated program	$106,045	$107,520
The clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program for the three and six months ended June 30, 2022 includes a reduction of $7.6 million for the net reimbursement from BMS.
Severance and Benefit Expense
Employees affected by the reduction in force under our Restructuring Plan are entitled to receive severance payments and certain Company funded benefits. We recognized severance and benefit expense in full for employees who were notified of their termination in April 2022 and have no requirements for future service, and we are recognizing expense for employees who are required to render services to receive their severance and benefits over the service period ratably over the service period. This service period began in April 2022 and all will end during 2022. The following table provides details regarding the severance and other termination benefit expense and a reconciliation of such liability for the three months ended June 30, 2022, which we report within Accrued compensation on our Condensed Consolidated Balance Sheet (in thousands):

	For the three months ended June 30, 2022
	No service period	Service period required	Total
Total severance and other termination benefits, at fair value	$23,588	$8,829	$32,417

Liability balance as of March 31, 2022	$—	$—	$—
Expense recognized during the period	23,588	4,162	27,750
Payments during the period	(12,881)	—	(12,881)
Liability balance as of June 30, 2022	$10,707	$4,162	$14,869

The liability as of June 30, 2022 for employees terminated with no requirements for future service primarily relates to final severance paid in July 2022. We may record adjustments to severance and benefit expense in future periods as our estimates of the costs of benefits change or when an employee terminates before the end of their requisite service period. However, we do not expect that such adjustments will have a material effect on our results of operations or financial condition.
Impairment of Right-of-Use Assets and Property, Plant and Equipment
In connection with our Restructuring Plan, we have consolidated our operations by exiting all of the office space from our leased facility at 360 Third St. and certain laboratory and office spaces at our leased facility at 455 Mission Bay Blvd. South, both in San Francisco, CA. We are seeking to sublease these spaces, while still maintaining sufficient office and laboratory space to allow our team to develop our proprietary programs. We have also terminated all research and development activities at our owned facility in India, which we plan to sell.
As a result of these plans, we reviewed each of our excess spaces for impairment as of May 31, 2022, when management had determined which spaces we would retain and which spaces we may sublease. As part of our impairment evaluation of each excess space, we separately compared the estimated undiscounted income for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). We estimated sublease income using market participant assumptions, including the length of time to enter into a sublease and lease payments, which we evaluated using current real estate trends and market conditions. If such income exceeded the net book value of the related assets, we did not record an impairment charge. Otherwise, we recorded an impairment charge by reducing the net book value of the assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 6.4%. For our India site, we recorded no impairment charge because the estimated net proceeds from the sale exceed the net book value of the site. We have classified the India facility as an asset held for sale as of June 30, 2022 and report this in other current assets in our Condensed Consolidated Balance Sheet. Additionally, we recorded an impairment expense primarily for software which we plan to abandon and certain excess equipment based on the estimated income from selling such assets. We recorded impairment charges as follows (in thousands):

	Three months ended June 30, 2022
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$16,348	$70,920	$87,268
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(6,976)	(28,091)	(35,067)
Impairment expense for facilities	9,372	42,829	52,201
Impairment of other property, plant and equipment	5,120	—	5,120
Total impairment of right-of-use assets and property, plant and equipment	$14,492	$42,829	$57,321
The following table presents our property, plant and equipment as of June 30, 2022 and December 31, 2021, reflecting the effects of the impairment charges and held-for-sale reclassification.

	June 30, 2022	December 31, 2021
Building and leasehold improvements	$83,158	$97,385
Laboratory equipment	36,738	42,704
Computer equipment and software	28,391	28,829
Manufacturing equipment	23,743	22,374
Furniture, fixtures, and other	7,318	10,094
Depreciable property, plant and equipment at cost	179,348	201,386
Less: accumulated depreciation	(143,304)	(148,039)
Depreciable property, plant and equipment, net	36,044	53,347
Construction-in-progress	3,748	7,163
Property, plant and equipment, net	$39,792	$60,510
We may record adjustments to impairment expense in future periods as we enter into sublease or sale agreements or change our estimates when additional information becomes available to us.

Note 9 — Stock-Based Compensation
On June 8, 2022, the stockholders of Nektar approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 5,000,000 shares.
In connection with our Restructuring Plan, we recorded the benefit for the forfeitures of stock awards from employees who were terminated as part of our reduction-in-force during the three months ended June 30, 2022. We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$649	$716	$1,317	$1,443
Research and development	4,751	13,479	16,793	$27,641
General and administrative	4,781	9,519	13,032	$18,528
Restructuring, impairment and other costs of terminated program	922	$—	922	$—
Total stock-based compensation	$11,103	$23,714	$32,064	$47,612
We issued stock-based awards of our common stock as follows (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options granted	85	$157	107	$278
Weighted-average grant-date fair value of options granted	$2.47	$9.78	$3.33	$10.23
RSUs granted	626	520	1,031	887
Weighted-average grant-date fair value of RSUs granted	$3.97	$18.20	$6.10	$19.21
Shares issued under equity compensation plans	1,131	1,483	1,937	3,682
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
Basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. Potentially dilutive securities consisted of weighted-average common shares underlying outstanding stock options and RSUs as follows (in thousands):

	Three Months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Potentially dilutive securities	20,543	18,352	21,435	18,870

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
In oncology, we focus on developing medicines in immuno-oncology (I-O), which is a therapeutic approach based on targeting biological pathways that stimulate and sustain the body’s immune response in order to fight cancer. In the I-O area, we executed a broad clinical development program to develop bempegaldesleukin (previously referred to as NKTR-214) in combination with Opdivo® (nivolumab) in collaboration with Bristol-Myers Squibb Company (BMS) under our Strategic Collaboration Agreement. We also conducted independent development work evaluating bempegaldesleukin in combination with other checkpoint inhibitors and agents with potential complementary mechanisms of action, including studies evaluating bempegaldesleukin combination with Keytruda® (pembrolizumab). In April 2022, we and BMS jointly announced that the companies would be ending the global clinical development program for bempegaldesleukin in combination with Opdivo® and discontinue all ongoing studies in our collaboration with BMS. We also decided to discontinue all studies of bempegaldesleukin in combination with Keytruda®, as well as our studies of NKTR-262, which was being evaluated in combination with bempegaldesleukin.
In April 2022, we announced new strategic reorganization and cost restructuring plans (together, the Restructuring Plan) focused on prioritizing key research and development efforts that will be most impactful to the Company’s future, including our NKTR-255 and NKTR-358 programs and several core research programs.
NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8+ memory T cells. Recombinant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular cytotoxicity molecules as well as to enhance CAR-T therapies. We have initiated a Phase 1 dose escalation and expansion clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. We are also continuing our oncology clinical collaboration with Merck KGaA and Pfizer Inc. to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We are also currently designing a Nektar-sponsored comparative study, which we aim to initiate in the second half of 2022.
In immunology, NKTR-358 targets the underlying immune system imbalance in the body that occurs in patients with autoimmune disease. NKTR-358 is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. NKTR-358 is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to develop and commercialize NKTR-358, pursuant to which we received an initial payment of $150.0 million and are eligible for up to an additional $250.0 million for development and regulatory milestones. We have completed our responsibilities for Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. Lilly is responsible for the costs of Phase 3 development, but we retain the option to contribute up to 25% of the costs of Phase 3 development on an indication-by-indication basis in order for us to achieve the maximum royalty level under the Lilly Agreement, and further, if approved, we will have the opportunity to receive a royalty rate up to the low twenties based upon our Phase 3 development cost contribution and the level of annual global product sales.

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
We have historically derived all of our revenue and substantial amounts of operating capital from our collaboration agreements. In addition to our collaborations with BMS and Lilly, we have received upfront and milestone payments under a number of other previous collaboration agreements, several of which have resulted in approved drugs, for which we may continue to manufacture the polymer reagents used in the production of the drug products and may be entitled to royalties for net sales of these approved drugs. As of December 31, 2020, however, we have sold the majority of our rights to receive royalties under these arrangements, including:
•2012 Purchase and Sale Agreement: In 2012, we sold all of our rights to receive royalties from CIMZIA® (for the treatment of Crohn’s disease and other autoimmune indications) and MIRCERA® (for the treatment of anemia associated with chronic kidney disease) under our collaborations with UCB Pharma and F. Hoffmann-La Roche Ltd, respectively, to RPI Finance Trust (RPI), an affiliate of Royalty Pharma for $124.0 million.
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
While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, our long-term plan is to generate significant commercial revenue from proprietary products. Over the next several years, we plan to continue to make significant investments to advance our early drug candidate pipeline. We have several drug candidates in earlier stage clinical development or are being explored in research and that we are preparing to advance into clinical trials in future years. We are cultivating several research programs, including a collaboration with Biolojic Design to develop a unique bivalent antibody targeting TNFR2, as well as two Nektar-developed research programs focused in the areas of oncology and auto-immune disease. We believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success.
Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. Drug research and development is an inherently uncertain process with a high risk of failure at every stage prior to approval. The timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market opportunities. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A “Risk Factors.”
Effects of the COVID-19 Pandemic
We continue to actively monitor the ongoing COVID-19 pandemic and applicable government recommendations in light of new developments. In particular, the emergence of new variants of the coronavirus and local resurgences in number and rates of infections, and the further spread of the virus may result in the return of prior restrictions or the institution of restrictions in the affected areas, which could have an adverse effect on our business, including our clinical trial timelines. Currently, our operations in research, manufacturing and maintenance that occur within our facilities are continuing in accordance with applicable guidelines and orders. Across all our locations, we have instituted a temporary work from home policy for office personnel who do not need to work on site to maintain productivity and we allow employees to voluntarily return to work on site with appropriate health and safety measures. The safety and well-being of our employees, and the patients and healthcare providers in our clinical trial programs, are of first and foremost importance to us. We believe that the safety measures we are taking and instructing our contractors to take in response to the COVID-19 pandemic meet or exceed the guidance and requirements issued from government and public health officials. We also continue to monitor our supply chains for any disruptions or constraints caused by the COVID-19 pandemic. To date, we have not experienced any significant impacts on our supply, but ongoing global shortages in labor, raw materials and equipment could limit our ability to manufacture our products or to supply drug candidates for our clinical trials, or delay our research and development efforts.
We and our partners are currently engaged in the clinical testing of our drug candidates and the COVID-19 pandemic introduces challenges to our clinical development programs which are central to our business. The evolving situation around the COVID-19 pandemic, along with the resulting public health guidance measures that have been put into place, have thus far had varying impacts on the clinical testing of our drug candidates depending on the therapeutic indication, geographic distribution of clinical trial sites, the clinical trial stage, and, in certain cases, our partners’ general corporate approach to the COVID-19 pandemic. Nektar’s Phase 1 clinical study of NKTR-255 in patients with relapsed/refractory hematologic malignancies has enrolled slower than anticipated due to the challenges caused by the COVID-19 pandemic. While we are not currently aware of significant delays by our partners and collaborators caused by the COVID-19 pandemic on clinical trials involving our drug candidates; however, the fluidity of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect this disease will have on clinical trials. Any current assessments of the effects of the COVID-19 pandemic on our clinical programs are difficult to predict and subject to change and, with regard to individual clinical trial sites within these studies, will likely vary by the geographic region in which they are located.
In an effort to mitigate the negative effects of the COVID-19 pandemic on our clinical trials (both in terms of clinical trial timelines and integrity of clinical study data), we have taken steps to help our clinical trial investigators and their teams continue to provide care and uninterrupted access to their patients. Although these steps may have the benefit of mitigating some of the negative effects of the COVID-19 pandemic, these measures may be insufficient to fully address all of the challenges posed by the pandemic.
With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months.
Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing. At June 30, 2022, we had approximately $628.2 million in cash and investments in marketable securities.

Results of Operations
Three and Six Months Ended June 30, 2022 and 2021
Revenue (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Product sales	$5,312	$7,846	$(2,534)	(32)%
Non-cash royalty revenue related to sales of future royalties	16,264	20,456	(4,192)	(20)%
License, collaboration and other revenue	9	28	(19)	(68)%
Total revenue	$21,585	$28,330	$(6,745)	(24)%

	Six Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Product sales	$11,000	$12,641	$(1,641)	(13)%
Non-cash royalty revenue related to sales of future royalties	33,825	39,254	(5,429)	(14)%
License, collaboration and other revenue	1,582	82	1,500	>100%
Total revenue	$46,407	$51,977	$(5,570)	(11)%

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
Product sales decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to a decrease in product demand from our collaboration partners. We expect product sales for the full year of 2022 to be marginally lower than 2021.
Non-cash Royalty Revenue Related to Sales of Future Royalties
For a discussion of our Non-cash royalty revenue, please see our discussion below in “Non-Cash Royalty Revenue and Non-Cash Interest Expense.”
License, Collaboration and Other Revenue
License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements and certain research and development activities. The level of license, collaboration and other revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. During the six months ended June 30, 2022, we recognized $1.5 million for a license agreement, under which we are entitled to no further consideration. As a result of the recognition of this revenue in the six months ended June 30, 2022, we expect license, collaboration and other revenue for 2022 to increase compared to 2021.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for a discussion of the risks associated with the complex nature of our collaboration agreements.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Cost of goods sold	$5,115	$7,667	$(2,552)	(33)%
Product gross profit	197	179	18	10%
Product gross margin	4%	2%

	Six Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Cost of goods sold	$10,430	$13,423	$(2,993)	(22)%
Product gross profit (1)	570	(782)	1,352	>100%
Product gross margin	5%	(6)%
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
Our product gross margin improved from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 due to the mix of manufacturing orders from our customers. Product gross margin was negative for the six months ended June 30, 2021. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales to this partner, we also receive royalty revenue from this collaboration. In the three and six months ended June 30, 2022 and 2021, the royalty revenue from this collaboration exceeded the related negative gross profit for this customer.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We expect product gross profit to be negative in 2022 as a result of the collaborative arrangement described above.
Research and Development Expense (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Research and development expense	$42,740	$101,313	$(58,573)	(58)%

	Six Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Research and development expense	$149,993	$196,917	$(46,924)	(24)%

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
As discussed in Note 1, BMS and we have decided to discontinue development of bempegaldesleukin in combination with Opdivo® and will wind down the various clinical trials under the BMS Collaboration Agreement, and we have also decided to discontinue all other development of bempegaldesleukin. The cost sharing under the BMS Collaboration Agreement remains unchanged. Additionally, as discussed in Note 8 to our Condensed Consolidated Financial Statements, we have also implemented the Restructuring Plan to reduce our workforce by approximately 70%. As a result, beginning in the three months ended June 30, 2022, we report clinical trial expense, other third-party costs and employee costs for the bempegaldesleukin program, net of the reimbursement from BMS, within Restructuring, impairment and other costs of terminated program in our Condensed Consolidated Statement of Operations. Because we no longer report these expenses in research and development expense, research and development expense decreased significantly for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively, and we expect this to continue for the remainder 2022 as compared to the same period in 2021. Additionally, during the three months ended June 30, 2022, we recorded $7.6 million, as a reduction of Restructuring, impairment and other costs of terminated program for the net reimbursement from BMS. During the six months ended June 30, we recorded $24.9 million as a reduction of research and development expense for the net reimbursement from BMS, reflecting the reimbursement we recorded in the three months ended March 31, 2022. For the three and six months ended June 30, 2021, we recorded $24.8 million and $51.4 million, respectively, as a reduction of research and development expense for the net reimbursement from BMS. Please see our discussion below in Restructuring, impairment and other costs of terminated program for additional information.
We incurred research and development expense in the three and six months ended June 30, 2022 and June 30, 2021 for development costs and manufacturing activities for NKTR-255 and development costs for NKTR-358 as Lilly conducts its Phase 1B and Phase 2 studies, for which we are responsible for 25% of costs and Lilly is responsible for 75% of costs. We expect research and development expense for the development of NKTR-255 and NKTR-358 to increase for 2022 as compared to 2021.
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
General and Administrative Expense (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
General and administrative expense	$20,521	$29,555	$(9,034)	(31)%

	Six Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
General and administrative expense	$47,860	$61,234	$(13,374)	(22)%
General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. As discussed in Note 8 to our Condensed Consolidated Financial Statements, we have implemented a Restructuring Plan to reduce our workforce by approximately 70%. As a result of our Restructuring Plan, the commercial organization was eliminated and all other bempegaldesleukin-related commercialization activities ceased. Accordingly, general and administrative expense decreased for the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021, and we expect this trend to continue for the full year of 2022 as compared to 2021. Beginning in the three months ended June 30, 2022, we report third-party costs and employee compensation costs for the bempegaldesleukin program and severance and benefit costs in Restructuring, impairment and other costs for terminated program.
Restructuring, Impairment and Other Costs of Terminated Program (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Restructuring, impairment and other costs of terminated program	$106,045	$—	$106,045	>100%

	Six Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Restructuring, impairment and other costs of terminated program	$107,520	$—	$107,520	>100%
As discussed in Note 8 to our Condensed Consolidated Financial Statements, following the announcements in March and April 2022 that our registrational trials in bempegaldesleukin failed to meet their primary endpoints, on April 25, 2022, we announced strategic reorganization and cost restructuring plans (together, the Restructuring Plan) to prioritize key Phase 2 development programs, to advance our early stage research pipeline and to reduce our workforce by approximately 70% from approximately 735 to approximately 225 employees. In connection with these events, we reported the following costs in Restructuring, impairment and other costs of terminated program:

•Clinical trial expense, other third-party costs and employee costs for the wind down of the bempegaldesleukin program, net of the reimbursement from BMS;
•Severance and related benefit costs pursuant to the Restructuring Plan;
•Impairment of right-of-use assets and property, plant and equipment resulting from the Restructuring Plan, primarily reflecting excess office and laboratory leased spaces in San Francisco, CA; and
•Contract termination and other costs associated with these plans to discontinue development of bempegaldesleukin.
The following table presents the components of Restructuring, impairment and other costs of terminated program, as further described and disclosed in Note 8 to our Condensed Consolidated Financial Statements (in thousands):

	Three months ended	Six months ended
	June 30, 2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$20,408	$20,408
Severance and benefit expense	27,750	27,750
Impairment of right-of-use assets and property, plant and equipment	57,321	57,321
Contract termination and other restructuring costs	566	2,041
Restructuring, impairment and other costs of terminated program	$106,045	$107,520
We will continue to recognize expenses in future periods for the winddown of the bempegaldesleukin program and related costs, of which we expect to recognize a significant portion in 2022. The ultimate amount of expense will be affected by the timing to complete the full wind down of the clinical trials run by BMS and us and whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases. We will revise our estimates for the costs to wind down these studies for the bempegaldesleukin program, the amount of severance and benefits paid to employees, and our assessment of impairment charges as new information becomes available to us in future periods.
Change in fair value of development derivative liability

	Three Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Change in fair value of development derivative liability (1)	$—	$(2,713)	$2,713	100%

	Six Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Change in fair value of development derivative liability (1)	$33,427	$(4,312)	$37,739	>100%
(1) Percentage change represents a reduction of the expense or change to income.
As discussed in Note 4 to our Condensed Consolidated Financial Statements, we remeasured the development derivative liability under our co-development agreement with SFJ to fair value at each reporting date. As discussed in Note 4, as of March 31, 2022, due to the results of the metastatic melanoma trial, we concluded that it was remote that SFJ and we would continue the clinical trial in head and neck cancer. Accordingly, we reduced the liability to $0 as of March 31, 2022 and recognized a corresponding gain in the change in fair value of development derivative liability. As a result of the decision to discontinue the clinical trial in head and neck cancer, we do not expect to record any future significant adjustments for the change in fair value.
The expense recorded for the change in fair value for the three and six months ended June 30, 2021 primarily reflected the accretion of our obligation to potentially pay Success Payments to SFJ using our imputed borrowing rate.

Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Three Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Non-cash royalty revenue related to the sales of future royalties	$16,264	$20,456	$(4,192)	(20)%
			(Increase) / Decrease 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
Non-cash interest expense on liability related to the sales of future royalties	$(7,228)	$(13,089)	$5,861	(45)%

	Six Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Non-cash royalty revenue related to the sales of future royalties	$33,825	$39,254	$(5,429)	(14)%
			(Increase) / Decrease 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
Non-cash interest expense on liability related to the sales of future royalties	$(14,757)	$(26,385)	$11,628	(44)%
As discussed in Note 5 to our Condensed Consolidated Financial Statements, we recognize non-cash royalty revenue for the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement.
Non-cash royalty revenue decreased for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. Non-cash interest expense decreased significantly for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021
2012 Purchase and Sale Agreement
The decrease in the non-cash interest expense in 2022 resulted from the decrease in the interest rate from 48% in the three and six months ended June 30, 2021 to 16% for the three six months ended June 30, 2022 as a result of the revaluation of the liability, which we recognized in the three months ended December 31, 2021.
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
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the sum of the non-cash interest expense and the loss on the revaluation of the liability. To date, we have amortized $44.5 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $69.5 million of the net proceeds, since RPI receives all of the benefits of the increases in future royalties. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively.
2020 Purchase and Sale Agreement
To date, we have amortized $40.2 million of the proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $109.8 million. Our current estimate of the imputed interest rate reflects that our estimates of sales of MOVANTIK®, ADYNOVATE® and REBINYN® will result in meeting the 2025 Threshold. Because the 2025 Threshold of $210.0 million and the increase in the threshold to $240.0 million (if the 2025 Threshold is not timely achieved) limit the amount of royalties payable to HCR, the potential for the implicit interest rate to vary is more limited. Instead, we will receive the benefit of net sales if they exceed the threshold, but do not bear risk of loss or payments to HCR if royalties are less than expected.
Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Interest income and other income (expense), net	$1,096	$845	$251	30%

	Six Months Ended June 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Interest income and other income (expense), net	1,491	2,257	$(766)	(34)%
Interest income and other income (expense) increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2020 but decreased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The year-to-date decrease was due to lower investment balances which have been utilized to fund our operations. We expect that our interest income and other income (expense), net will decrease for 2022 compared to 2021 for the same reason.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of June 30, 2022, we had approximately $628.2 million in cash and investments in marketable securities.
We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing, which includes the payments for the winddown of the bempegaldesleukin program, as further disclosed in Note 8 to our Condensed Consolidated Financial Statements.
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
Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for NKTR-358 and NKTR-255, the sales levels for those products for which we are entitled to royalties, if and when they are approved, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.
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
In the short term, we do not anticipate that the effects of the COVID-19 pandemic will have a material effect on our results of operations or financial position since we do not generate significant cash flows from recurring revenues and our revenues are generally less affected by regulatory restrictions and guidelines that have been implemented in response to the pandemic. However, if delays caused by the COVID-19 pandemic in commencing and enrolling patients in our clinical trials or those run by our partners result in a delay in completing these trials, our or our partner’s ability to file for regulatory approval and commercialize these products (if approved) and receive associated milestone payments may also be delayed.
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
Cash flows from operating activities
Cash flows used in operating activities for the six months ended June 30, 2022 and 2021 totaled $163.4 million and $160.0 million, respectively.
We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will decrease for 2022 as compared to 2021 as a result of the various cost restructuring activities described above.
Cash flows from investing activities
During the six months ended June 30, 2022 and 2021, the maturities and sales of our investments, net of purchases, totaled $219.4 million and $89.6 million, respectively, which we used to fund our operations. Our maturities and sales of investments, net of purchases was lower during the six months ended June 30, 2021 as compared to the six months ended June 30, 2022, because we purchased securities in early 2021, utilizing the $150.0 million in proceeds from the 2020 Purchase and Sale Agreement that were included in cash equivalents at December 31, 2020.
We paid $5.0 million and $6.2 million for the purchase or construction of property, plant and equipment in the six months ended June 30, 2022 and 2021, respectively.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $0.7 million and $28.5 million in the six months ended June 30, 2022 and 2021, respectively. Additionally, during the six months ended June 30, 2022 and 2021, we received $0.8 million and $1.5 million, respectively, from SFJ pursuant to our co-development agreement.
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
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. See Note 1 and Note 8 to our Condensed Consolidated Financial Statements for our accounting policies and estimates related to the severance and benefits and the impairment of right-of-use assets and property, plant and equipment. Other than these accounting policies and estimates, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks at June 30, 2022 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our office-based employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related regulatory and government guidance that have been issued in response to the pandemic, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
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
We rely on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for NKTR-358. Furthermore, we will rely on Lilly to perform specified commercialization activities for NKTR-358, pursuant to our collaboration agreement. In the event Lilly fails to initiate, properly conduct and prioritize their obligations under their applicable agreement with us, our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm.
In addition, for reasons outside of our control, the operations of our collaboration partners may be affected by the COVID-19 pandemic more than our operations, or our collaboration partners may adopt more restrictive procedures for addressing the COVID-19 pandemic, either of which could delay initiating or completing one or more clinical trials involving our drug candidates.
Risks Related to our Financial Condition and Capital Requirement
Our strategic reorganization plan and cost restructuring plan may not be successful.
On April 25, 2022, we announced strategic reorganization and cost restructuring plans (together, the Restructuring Plan) to prioritize key research and development efforts that will impact the Company’s future business activities, including activities involving NKTR-358, NKTR-255 and several core research programs. In connection with the Restructuring Plan, we also announced cost restructuring measures aimed at ensuring we will have significant capital to fund key programs over a multi-year time horizon. There is no guarantee that the Restructuring Plan will achieve its intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, which would require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition and prospects.
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
As of June 30, 2022, we had cash and investments in marketable securities valued at approximately $628.2 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
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
It is very difficult to estimate the commercial potential of drug candidates due to important factors such as safety and efficacy compared to other available treatments, including changing standards of care, third party payer reimbursement standards, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic and biosimilar versions of our drug candidates following approval by regulatory authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial potential of the drug candidate, the commercial terms of any collaboration partnership potential for such drug candidate, or if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and this would negatively impact our business, financial condition and results of operations. We may also depend on our relationships with other companies for sales and marketing performance and the commercialization of drug candidates. Poor performance by these companies, or disputes with these companies, could negatively impact our revenue and financial condition.
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
Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any of our drug product candidates that are commercialized and, if reimbursement is available, the level of reimbursement.
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
For the six months ended June 30, 2022, we reported a net loss of $249.5 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.
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
Our business could be adversely affected, directly or indirectly, by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, including both our own manufacturing operations as well as the manufacturing operations of third parties upon whom we rely. With respect to the ongoing COVID-19 pandemic, national, state and local governments in regions affected by the COVID-19 pandemic have implemented, and may continue to implement or reinstate safety precautions, including quarantines, border closures, increased border controls, travel restrictions, business closures and other measures. These measures may disrupt normal business operations both in and outside areas affected by COVID-19 and may have significant negative impacts on our business. Even as these safety precautions are eased or reduced over time, there may be long lasting effects of these precautions on our business that may only be fully realized in the future.
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
Certain of our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Investigator recruitment, clinical site initiation, patient screening and patient enrollment may be delayed due to, for example, prioritization of hospital resources toward the COVID-19 pandemic. Some patients who are successfully enrolled in clinical trials involving our biologic candidates may not be able to comply with clinical trial protocols due to, for example, disrupted healthcare services, or health issues for suspected or confirmed COVID-19 status. Similarly, our ability to recruit and retain patients and principal investigators and site staff, all of whom may have heightened risk for COVID-19, could adversely impact our clinical trial operations.
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
We must attract and retain experts in the areas of research, development (including clinical testing), manufacturing, regulatory and finance, and may need to attract and retain commercial, marketing and distribution experts and develop additional expertise in our existing personnel. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock awards they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. Furthermore, as a result of our Restructuring Plan, our employees may experience distractions or decreases in employee morale and we may experience increased levels of employee attrition and turnover, which would adversely affect our business. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
Rising inflation rates have increased our operating costs and could negatively impact our operations.

Inflation rates, particularly in the United States, have increased recently to levels not seen in decades. Increased inflation has resulted in increased operating costs. In addition, the United States Federal Reserve has raised, and is expected to again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. For example, the current five-year authorization of the Prescription Drug User Fee Act (PDUFA) and other user free programs from which the FDA receives significant funding is set to expire on September 30, 2022, and a failure by Congress to reauthorize PDUFA and other user fee programs by this date may cause a reduction in the responsiveness of the FDA generally. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, suing risk management methods, to meet user fee commitments and goal dates. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
From time to time, we are involved in legal proceedings other than those related to intellectual property. In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv-06607, which we refer to as the Mulquin action). The Mulquin plaintiffs have challenged public statements Nektar made, between January 2017 and June 2018, about the clinical trials of bempegaldesleukin. The Mulquin complaint was amended in May 2019. The defendants moved to dismiss and the court granted the motion without prejudice in July 2020. The Mulquin plaintiffs again amended their complaint and the defendants again moved to dismiss. In December 2020, the court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 and appellate briefing in the U.S. Court of Appeals for the Ninth Circuit was completed in September 2021. Oral argument occurred on December 10, 2021. On May 19, 2022, the Ninth Circuit affirmed the district court's dismissal of all claims against the defendants.
A derivative action was also filed against certain of the Company’s current and former officers and directors, purportedly on the Company’s behalf. This derivative action is based on the allegations in the Mulquin action and on the premise that the Company’s officers and directors breached their fiduciary duties to the Company. The complaint for this derivative action was filed in February 2021 in the Court of Chancery of the State of Delaware (C.A. No. 2021-0118-PAF). Following a stay in the proceedings during the pendency of the appeal in the Mulquin action, the Company received an amended complaint on July 29, 2022, and the defendants will have until September 12, 2022 to respond to the amended complaint.
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
Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we are currently involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for these matters in our Consolidated Balance Sheets at June 30, 2022.
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
Our stock price is volatile. During the three months ended June 30, 2022, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $3.17 to $6.17 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2022.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(6)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended++

10.2(6)	Employment Transition, Separation and Consultation Agreement, dated as of June 29, 2022, by and between Nektar Therapeutics and John Northcott.++

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(6)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(6)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(6)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen Senior Vice President, Chief Financial Officer
Date: August 4, 2022