Form 10-Q
period 2022-09-30
NEKTAR THERAPEUTICS
filed 2022-11-04
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 187,954,482 on October 27, 2022.

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
Risks to our business are more fully described below in Item 1A in this Form 10-Q, which risks include, among others:
•Risks Related to our Research and Development Efforts:
◦clinical drug development is a lengthy and uncertain process and we may not be able to generate and develop successful drug candidates for commercial use;
◦we are highly dependent on the success of rezpegaldesleukin (previously referred to as NKTR-358) and NKTR-255 and our business will be significantly harmed if either rezpegaldesleukin or NKTR-255 do not continue to advance in clinical studies;
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
•Risks Related to our Collaboration Partners:
◦we are highly dependent on Eli Lilly and Company, our collaboration partner for rezpegaldesleukin, our lead drug candidate, to initiate, properly conduct and prioritize clinical trials for rezpegaldesleukin and to perform important additional development and commercialization activities, and our business will be significantly harmed if our partner’s actions deprioritize or otherwise harm the prospects of rezpegaldesleukin;
•Risks Related to the COVID-19 Pandemic:
◦our business and those of our collaboration partners could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic. While the COVID-19 pandemic has not had a material adverse effect on our current operations, the ongoing challenges associated with the pandemic, including shortages in raw materials and equipment and other supply chain disruptions, could have a material negative impact on our and our collaboration partners' businesses and the clinical trial timelines for our drug candidates.
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

PART I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$105,758	$25,218
Short-term investments	440,629	708,737
Accounts receivable	11,532	22,492
Inventory	19,057	15,801
Other current assets	22,507	23,333
Total current assets	599,483	795,581
Long-term investments	—	64,828
Property, plant and equipment, net	36,803	60,510
Operating lease right-of-use assets	65,896	117,025
Goodwill	76,501	76,501
Other assets	2,323	2,744
Total assets	$781,006	$1,117,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,329	$9,747
Accrued compensation	24,392	15,735
Accrued clinical trial expenses	20,461	26,809
Other accrued expenses	15,299	15,468
Operating lease liabilities, current portion	18,508	17,441
Total current liabilities	83,989	85,200
Operating lease liabilities, less current portion	116,145	125,736
Development derivative liability	—	27,726
Liabilities related to the sales of future royalties, net	165,595	195,427
Other long-term liabilities	3,054	3,592
Total liabilities	368,783	437,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at September 30, 2022 or December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 187,954 shares and 185,468 shares outstanding at September 30, 2022 and December 31, 2021, respectively	19	19
Capital in excess of par value	3,561,878	3,516,641
Accumulated other comprehensive loss	(8,169)	(4,157)
Accumulated deficit	(3,141,505)	(2,832,995)
Total stockholders’ equity	412,223	679,508
Total liabilities and stockholders’ equity	$781,006	$1,117,189
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales	$4,969	$5,194	$15,969	$17,835
Non-cash royalty revenue related to the sales of future royalties	18,342	19,413	52,167	58,667
License, collaboration and other revenue	314	314	1,896	396
Total revenue	23,625	24,921	70,032	76,898
Operating costs and expenses:
Cost of goods sold	4,972	5,311	15,402	18,734
Research and development	33,590	103,738	183,583	300,655
General and administrative	22,534	29,468	70,394	90,702
Restructuring, impairment and other costs of terminated program	16,830	—	124,350	—
Total operating costs and expenses	77,926	138,517	393,729	410,091
Loss from operations	(54,301)	(113,596)	(323,697)	(333,193)
Non-operating income (expense):
Change in fair value of development derivative liability	—	(3,328)	33,427	(7,640)
Non-cash interest expense on liabilities related to the sales of future royalties	(6,953)	(12,801)	(21,710)	(39,186)
Interest income and other income (expense), net	2,050	131	3,541	2,388
Total non-operating income (expense), net	(4,903)	(15,998)	15,258	(44,438)
Loss before provision for income taxes	(59,204)	(129,594)	(308,439)	(377,631)
Provision (benefit) for income taxes	(155)	112	71	561
Net loss	$(59,049)	$(129,706)	$(308,510)	$(378,192)

Basic and diluted net loss per share	$(0.31)	$(0.70)	$(1.65)	$(2.07)
Weighted average shares outstanding used in computing basic and diluted net loss per share	187,641	184,110	186,767	182,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(59,049)	$(129,706)	$(308,510)	$(378,192)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	490	(176)	(2,589)	(1,006)
Net foreign currency translation gain (loss)	(468)	13	(1,423)	(262)
Other comprehensive income (loss)	22	(163)	(4,012)	(1,268)
Comprehensive loss	$(59,027)	$(129,869)	$(312,522)	$(379,460)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	180,091	$18	$3,388,730	$(2,295)	$(2,309,158)	$1,077,295
Shares issued under equity compensation plans	2,199	—	17,106	—	—	17,106
Stock-based compensation	—	—	23,898	—	—	23,898
Comprehensive income (loss)	—	—	—	(826)	(122,967)	(123,793)
Balance at March 31, 2021	182,290	$18	$3,429,734	$(3,121)	$(2,432,125)	$994,506
Shares issued under equity compensation plans	1,483	—	12,553	—	—	12,553
Stock-based compensation	—	—	23,714	—	—	23,714
Comprehensive income (loss)	—	—	—	(279)	(125,519)	(125,798)
Balance at June 30, 2021	183,773	$18	$3,466,001	$(3,400)	$(2,557,644)	$904,975
Shares issued under equity compensation plans	781	—	1,777	—	—	1,777
Stock-based compensation	—	—	24,657	—	—	24,657
Comprehensive income (loss)	—	—	—	(163)	(129,706)	(129,869)
Balance at September 30, 2021	184,554	$18	$3,492,435	$(3,563)	$(2,687,350)	$801,540

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	185,468	$19	$3,516,641	$(4,157)	$(2,832,995)	$679,508
Shares issued under equity compensation plans	806	—	188	—	—	188
Stock-based compensation	—	—	20,961	—	—	20,961
Comprehensive income (loss)	—	—	—	(2,375)	(90,393)	(92,768)
Balance at March 31, 2022	186,274	$19	$3,537,790	$(6,532)	$(2,923,388)	$607,889
Shares issued under equity compensation plans	1,131	—	467	—	—	467
Stock-based compensation	—	—	11,103	—	—	11,103
Comprehensive income (loss)	—	—	—	(1,659)	(159,068)	(160,727)
Balance at June 30, 2022	187,405	$19	$3,549,360	$(8,191)	$(3,082,456)	$458,732
Shares issued under equity compensation plans	549	—	—	—	—	—
Stock-based compensation	—	—	12,518	—	—	12,518
Comprehensive income (loss)	—	—	—	22	(59,049)	(59,027)
Balance at September 30, 2022	187,954	$19	$3,561,878	$(8,169)	$(3,141,505)	$412,223
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(308,510)	$(378,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(52,167)	(58,667)
Non-cash interest expense on liabilities related to the sales of future royalties	21,710	39,186
Change in fair value of development derivative liability	(33,427)	7,640
Non-cash research and development expense	4,951	11,497
Stock-based compensation	44,582	72,269
Depreciation and amortization	9,848	10,710
Impairment of right-of-use assets and property, plant and equipment	58,521	—
Amortization of premiums (discounts), net and other non-cash transactions	(372)	5,677
Changes in operating assets and liabilities:
Accounts receivable	10,960	9,895
Inventory	(3,256)	(38)
Operating leases, net	(1,423)	2,932
Other assets	4,861	814
Accounts payable	(4,184)	1,247
Accrued compensation	8,657	18,350
Other accrued expenses	(7,055)	(4,442)
Net cash used in operating activities	(246,304)	(261,122)
Cash flows from investing activities:
Purchases of investments	(295,439)	(816,049)
Maturities of investments	626,424	902,687
Sales of investments	—	5,035
Purchases of property, plant and equipment	(5,164)	(9,093)
Net cash provided by investing activities	325,821	82,580
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	655	31,436
Cash receipts from development derivative liability	750	2,250
Net cash provided by financing activities	1,405	33,686
Effect of foreign exchange rates on cash and cash equivalents	(382)	(82)
Net increase (decrease) in cash and cash equivalents	80,540	(144,938)
Cash and cash equivalents at beginning of period	25,218	198,955
Cash and cash equivalents at end of period	$105,758	$54,017

Supplemental disclosures of cash flow information:
Operating lease right-of-use asset recognized in exchange for lease liabilities	$—	$1,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of September 30, 2022, we had approximately $546.4 million in cash and investments in marketable securities.
Results of Bempegaldesleukin Program and the Restructuring Plan
In March and April 2022, we announced the unsuccessful results from our clinical trials studying bempegaldesleukin in combination with Opdivo® under our Strategic Collaboration Agreement with Bristol-Myers Squibb Company (BMS). Based on these results, we decided to discontinue all of our ongoing clinical trials of bempegaldesleukin in combination with checkpoint inhibitors and tyrosine kinase inhibitors. In April 2022, we also announced new strategic reorganization and cost restructuring plans (together, the Restructuring Plan) for the Company’s future:
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
•On April 25, 2022, we announced our Restructuring Plan, which was reviewed and approved by our Board of Directors on April 14, 2022. Pursuant to the Restructuring Plan, on April 26, 2022, our duly authorized officers implemented certain strategic, operational and organizational steps, including the prioritization of key Phase 2 development programs to advance our early stage research pipeline. In addition, we announced our plan to reduce our workforce by approximately 70% and to close our research facility in India.
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
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and nine months ended September 30, 2022 and 2021.
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
Significant Concentrations
Our customers are primarily pharmaceutical companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. As of September 30, 2022 and December 31, 2021, our accounts receivable includes $8.0 million and $21.4 million, respectively, for unbilled net expense reimbursements from BMS. The remaining accounts receivable relate primarily to product sales. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable. We have not recorded reserves for credit losses for the three and nine months ended September 30, 2022 and 2021, nor have recorded such an allowance as of September 30, 2022 or December 31, 2021.
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

For our available-for-sale securities, we have significant concentrations of issuers in the banking and financial services industries. While our investment policy requires that we only invest in highly-rated securities and limit our exposure to any single issuer, various factors may materially affect the financial condition of issuers. Additionally, pursuant to our investment policy, we may sell securities before maturity if the issuer’s credit rating has been downgraded below our minimum credit rating requirements, which may result in a loss on the sale. Accordingly, if various factors result in downgrades below our minimum credit rating requirements and if we decide to sell these securities, we may experience losses on such sales.
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
Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$105,758	$25,218
Short-term investments	440,629	708,737
Long-term investments	—	64,828
Total cash and investments in marketable securities	$546,387	$798,783
We invest in liquid, high quality debt securities which are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of December 31, 2021, all of our long-term investments had maturities between one and two years.

Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	September 30, 2022				December 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$115,652	$—	$(1,489)	$114,163	$278,121
Corporate commercial paper	2	358,066	—	(1,763)	356,303	478,629
Obligations of U.S. government agencies	2	1,130	—	—	1,130	5,875
Available-for-sale investments		$474,848	$—	$(3,252)	$471,596	$762,625
Money market funds	1				50,696	23,968
Certificates of deposit	2				15,754	10,940
Cash	N/A				8,341	1,250
Total cash and investments in marketable securities					$546,387	$798,783
For the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. At December 31, 2021, our gross unrealized losses totaled $0.7 million, and our gross unrealized gains were insignificant.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$2,053	$3,166
Work-in-process	15,312	9,342
Finished goods	1,692	3,293
Total inventory	$19,057	$15,801
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
The following table presents the changes in the development derivative liability:

		Three Months Ended September 30,
	Fair Value Hierarchy Level	2022	2021
Fair value as of June 30, 2022 and 2021, respectively	3	$—	$11,607
Non-cash research and development expense		—	5,702
Cash receipts from SFJ		—	750
Change in the fair value of development derivative liability		—	3,328
Fair value at end of period	3	$—	$21,387

		Nine Months Ended September 30,
	Fair Value Hierarchy Level	2022	2021
Fair value as of December 31, 2021 and February 12, 2021 (inception), respectively	3	$27,726	$—
Non-cash research and development expense		4,951	11,497
Cash receipts from SFJ		750	2,250
Change in the fair value of development derivative liability		(33,427)	7,640
Fair value at end of period	3	$—	$21,387
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
Due to our ongoing manufacturing obligations in both arrangements, we account for the proceeds as imputed debt (Royalty Obligations) and therefore continue to recognize these non-cash royalties as revenue. As royalties are remitted to RPI and HCR by our licensees, the balances of the respective Royalty Obligations will be effectively repaid over the lives of the agreements. To determine the amortization of the Royalty Obligations, we are required to estimate the total amount of future royalty payments to be received by RPI and HCR, respectively. The sum of these amounts less the net proceeds we received will be recorded as non-cash interest expense over the lives of the respective Royalty Obligations. Additionally, to the extent that the amount or timing of the royalty payments is materially different from our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the applicable Royalty Obligation. As of September 30, 2022, our imputed interest rates for the arrangements with RPI and HCR were 16% and 15%, respectively.
The following table shows the activity within the liability account of each arrangement (in thousands):

	Period from inception to September 30, 2022
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Royalty monetization proceeds	$124,000	$150,000	$274,000
Non-cash royalty revenue	(307,218)	(78,400)	(385,618)
Non-cash interest expense	232,276	33,707	265,983
Payments to RPI	(10,000)	—	(10,000)
Loss on revaluation of liability related to the sale of future royalties (1)	23,522	—	23,522
Liabilities related to the sales of future royalties – ending balance	62,580	105,307	167,887
Less: unamortized transaction costs	—	(2,292)	(2,292)
Liabilities related to the sales of future royalties, net	$62,580	$103,015	$165,595
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
In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv-06607, which we refer to as the Mulquin action). The Mulquin plaintiffs challenged public statements Nektar made, between January 2017 and June 2018, about the clinical trials of bempegaldesleukin. In December 2020, the district court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 in the U.S. Court of Appeals for the Ninth Circuit. On May 19, 2022, the Ninth Circuit affirmed the district court's dismissal of all claims against the defendants.
A derivative action was also filed against certain of the Company’s current and former officers and directors, purportedly on the Company’s behalf, which was based on the allegations in the Mulquin action and on the premise that the Company’s officers and directors breached their fiduciary duties to the Company. The complaint for the derivative action was filed in February 2021 in the Court of Chancery of the State of Delaware (C.A. No. 2021-0118-PAF). Following a stay in the proceedings during the pendency of the appeal in the Mulquin action, the Company received an amended complaint in July 2022, which the defendants responded to in September 2022. Subsequently, the plaintiffs and defendants filed a joint stipulation to dismiss the action with prejudice on September 27, 2022.
We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at either September 30, 2022 or December 31, 2021.
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
There have been no material changes to our collaboration agreements in the three and nine months ended September 30, 2022, other than as described below for our Strategic Collaboration Agreement with BMS and Note 4 regarding SFJ.
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

Accordingly, during the three and nine months ended September 30, 2022, we recorded $8.3 million and $16.7 million, respectively, as a reduction of such expense for the net reimbursement from BMS. During the nine months ended September 30, 2022, we recorded $24.9 million as a reduction of research and development expense for the net reimbursement from BMS, reflecting the reimbursement recorded in the three months ended March 31, 2022. For the three and nine months ended September 30, 2021, we recorded $24.3 million and $76.5 million, respectively, as a reduction of research and development expense for the net reimbursement from BMS. As of September 30, 2022, we have recorded an unbilled receivable of $8.0 million from BMS in accounts receivable in our Condensed Consolidated Balance Sheet.
Eli Lilly and Company (Lilly): Rezpegaldesleukin (previously referred to as NKTR-358)
On July 23, 2017, we entered into a worldwide license agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) to co-develop rezpegaldesleukin, a novel immunological drug candidate that we invented, pursuant to which we received an initial payment of $150.0 million and are eligible for up to $250.0 million in additional development and regulatory milestones. We are currently in Phase 1B and Phase 2 development, where we share costs with 75% of the costs borne by Lilly and 25% of the costs borne by us. Lilly is responsible for the costs of Phase 3 development, but we retain the option to contribute up to 25% of the costs of Phase 3 development on an indication-by-indication basis in order for us to achieve the maximum royalty level under the Lilly Agreement, and further, if approved, we will have the opportunity to receive a royalty rate up to the low twenties percent based upon our Phase 3 development cost contribution and the level of annual global product sales. Lilly will be responsible for all costs of global commercialization, and we will have an option to co-promote in the U.S. under certain conditions. A portion of the development milestones may be reduced by 50% under certain conditions, related to the final formulation of the approved product and the timing of prior approval (if any) of competitive products with a similar mechanism of action, which could reduce these milestone payments by 75% if both conditions occur.
The Lilly Agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. The Lilly Agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.
Although we are entitled to significant development milestones under this arrangement, through September 30, 2022, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Other
We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 5, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue which totaled $18.3 million and $52.2 million for the three and nine months ended September 30, 2022, respectively, and totaled $19.4 million and $58.7 million for the three and nine months ended September 30, 2021, respectively, represents revenue for granting licenses which we had satisfied in prior periods.
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
Note 8 — Restructuring, Impairment and Other Costs of Terminated Program
As discussed in Note 1, because our registrational trials in bempegaldesleukin did not meet their primary endpoints, we decided to discontinue all of our ongoing clinical trials of bempegaldesleukin in combination with checkpoint inhibitors and tyrosine kinase inhibitors, and, during April 2022, we announced the Restructuring Plan to prioritize key Phase 2 development programs, to advance our early stage research pipeline and to reduce our workforce by approximately 70% from approximately

735 to approximately 225 employees. In connection with these events, we reported the following costs in Restructuring, impairment and other costs of terminated program in the three and nine months ended September 30, 2022:
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
In prior periods through March 31, 2022, we reported the clinical trial costs, other third-party costs and employee costs related to the bempegaldesleukin program primarily in research and development expense.
Restructuring, impairment and other costs of terminated program includes the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$8,530	$28,938
Severance and benefit expense	2,077	29,827
Impairment of right-of-use assets and property, plant and equipment	1,200	58,521
Contract termination and other restructuring costs	5,023	7,064
Restructuring, impairment and other costs of terminated program	$16,830	$124,350
For the three and nine months ended September 30, 2022, we recorded reductions of expense of $8.3 million and $16.7 million, respectively, for the net reimbursement from BMS, primarily for clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program.
Severance and Benefit Expense
Employees affected by the reduction in force under our Restructuring Plan are entitled to receive severance payments and certain Company funded benefits. We recognized severance and benefit expense in full for employees who were notified of their termination in April 2022 and have no requirements for future service, and we are recognizing expense for employees who are required to render services to receive their severance and benefits over the service period ratably over the service period. This service period began in April 2022 and all will end during 2022. The following table provides details regarding the severance and other termination benefit expense and a reconciliation of such liability for the three and nine months ended September 30, 2022, which we report within Accrued compensation on our Condensed Consolidated Balance Sheet (in thousands):

	Three and Nine Months Ended September 30, 2022
	No service period	Service period required	Total
Total severance and other termination benefits, at fair value	$23,000	$7,955	$30,955

Liability balance as of March 31, 2022	$—	$—	$—
Expense recognized during the period	23,588	4,162	27,750
Payments during the period	(12,881)	—	(12,881)
Liability balance as of June 30, 2022	$10,707	$4,162	$14,869
Expense recognized during the period	(588)	2,661	2,073
Payments during the period	(9,544)	(2,505)	(12,049)
Liability balance as of September 30, 2022	$575	$4,318	$4,893

In the three months ended September 30, 2022, we recorded a reduction to severance and benefits expense for a decrease in the estimated utilization of Company-funded post-employment benefits, and we may record similar adjustments in future periods. However, we do not expect that such adjustments will have a material effect on our results of operations or financial condition.
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
As a result of these plans, we reviewed each of our excess spaces for impairment as of May 31, 2022, when management had determined which spaces we would retain and which spaces we may sublease, and subsequently at each reporting date or as facts and circumstances change. As part of our impairment evaluation of each excess space, we separately compared the estimated undiscounted income for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). We estimated sublease income using market participant assumptions, including the length of time to enter into a sublease and sublease payments, which we evaluated using sublease negotiations or agreements when applicable, current real estate trends and market conditions. If such income exceeded the net book value of the related assets, we did not record an impairment charge. Otherwise, we recorded an impairment charge by reducing the net book value of the assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 6.4%. For our India site, we recorded no impairment charge because the estimated net proceeds from the anticipated sale exceed the net book value of the site. We have classified the India facility as an asset held for sale as of September 30, 2022 and report this in other current assets in our Condensed Consolidated Balance Sheet. Additionally, we recorded an impairment expense primarily for software which we plan to abandon and certain excess equipment based on the estimated income from selling such assets, which we also present as assets held for sale in other current assets in our Condensed Consolidated Balance Sheet as of September 30, 2022. We recorded impairment charges as follows (in thousands):

	Nine Months Ended September 30, 2022
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$16,348	$74,191	$90,539
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(6,976)	(30,162)	(37,138)
Impairment expense for facilities	9,372	44,029	53,401
Impairment of other property, plant and equipment	5,120	—	5,120
Total impairment of right-of-use assets and property, plant and equipment	$14,492	$44,029	$58,521
In the three months ended September 30, 2022, we recorded an impairment charge of $1.2 million for a right-of-use asset based on changes to sublease negotiations during such period. We may record adjustments to impairment expense in future periods as we enter into sublease or sale agreements or update our estimates when additional information becomes available to us.

The following table presents our property, plant and equipment as of September 30, 2022 and December 31, 2021, reflecting the effects of the impairment charges and held-for-sale reclassifications.

	September 30, 2022	December 31, 2021
Building and leasehold improvements	$78,380	$97,385
Laboratory equipment	34,628	42,704
Computer equipment and software	28,183	28,829
Manufacturing equipment	23,779	22,374
Furniture, fixtures, and other	4,647	10,094
Depreciable property, plant and equipment at cost	169,617	201,386
Less: accumulated depreciation	(135,064)	(148,039)
Depreciable property, plant and equipment, net	34,553	53,347
Construction-in-progress	2,250	7,163
Property, plant and equipment, net	$36,803	$60,510
Note 9 — Stock-Based Compensation
On June 8, 2022, the stockholders of Nektar approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 5,000,000 shares.
In connection with our Restructuring Plan, we recorded the benefit for the forfeitures of stock awards from employees who were terminated as part of our reduction-in-force during the nine months ended September 30, 2022. We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$720	$688	$2,037	$2,131
Research and development	5,422	14,138	22,215	41,779
General and administrative	5,369	9,831	18,401	28,359
Restructuring, impairment and other costs of terminated program	1,007	—	1,929	—
Total stock-based compensation	$12,518	$24,657	$44,582	$72,269
We issued stock-based awards of our common stock as follows (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options granted	5,890	397	6,019	674
Weighted-average grant-date fair value of options granted	$3.23	$9.36	$3.24	$9.72
RSUs granted	3,896	727	4,905	1,614
Weighted-average grant-date fair value of RSUs granted	$4.73	$16.48	$4.98	$17.98
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
Basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. Potentially dilutive securities consisted of weighted-

average common shares underlying outstanding stock options and RSUs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Potentially dilutive securities	19,575	17,634	20,809	18,454

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
In oncology, we focus on developing medicines in immuno-oncology (I-O), which is a therapeutic approach based on targeting biological pathways that stimulate and sustain the body’s immune response in order to fight cancer. In the I-O area, we executed a broad clinical development program to develop bempegaldesleukin (formerly NKTR-214) in combination with Opdivo® (nivolumab) in collaboration with Bristol-Myers Squibb Company (BMS) under our Strategic Collaboration Agreement. We also conducted independent development work evaluating bempegaldesleukin in combination with other checkpoint inhibitors and agents with potential complementary mechanisms of action, including studies evaluating bempegaldesleukin combination with Keytruda® (pembrolizumab). In April 2022, we and BMS jointly announced that the companies would be ending the global clinical development program for bempegaldesleukin in combination with Opdivo® and discontinue all ongoing studies in our collaboration with BMS. We also decided to discontinue all studies of bempegaldesleukin in combination with Keytruda®, as well as our studies of NKTR-262, which was being evaluated in combination with bempegaldesleukin.
In April 2022, we announced new strategic reorganization and cost restructuring plans (together, the Restructuring Plan) focused on prioritizing key research and development efforts that will be most impactful to the Company’s future, including our NKTR-255 and rezpegaldesleukin (previously referred to as NKTR-358) programs and several core research programs.
NKTR-255 is a biologic that targets the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8+ memory T cells. Recombinant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular cytotoxicity molecules as well as to enhance CAR-T therapies. We have initiated a Phase 1 dose escalation and expansion clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. We are continuing our oncology clinical collaboration with Merck KGaA and Pfizer Inc. to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We are also designing a Nektar-sponsored Phase 2/3 study to combine NKTR-255 with approved autologous CAR-T therapies in relapsed/refractory large B-cell lymphoma, to be initiated in the first quarter of 2023.
In immunology, we recognize that a large number of diseases and conditions are caused by an imbalance in the body’s immune system. Pharmaceutical agents designed to restore balance to the immune system can be used to help patients suffering from immunology-based conditions, such as autoimmune diseases and inflammatory diseases. Our drug candidate rezpegaldesleukin is being developed as a once or twice monthly self-administered injection for a number of autoimmune diseases and inflammatory diseasesis, and is designed to optimally target the IL-2 receptor complex in order to stimulate proliferation and growth of regulatory T cells. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to develop and commercialize rezpegaldesleukin, pursuant to which we received an initial payment of $150.0 million and are eligible for up to an additional $250.0 million for development and regulatory milestones. We have completed our responsibilities for Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. Lilly is responsible for the costs of Phase 3 development, but we retain the option to contribute up to 25% of the costs of Phase 3 development on an indication-by-indication basis in order for us to achieve the maximum royalty level under the Lilly Agreement, and further, if approved, we will have the opportunity to receive a royalty rate up to the low twenties percent based upon our Phase 3 development cost contribution and the level of annual global product sales.
We have completed a Phase 1 dose-finding trial of rezpegaldesleukin to evaluate single-ascending doses of rezpegaldesleukin in approximately 100 healthy patients. We also completed treatment of a Phase 1 multiple-ascending dose trial to evaluate rezpegaldesleukin in patients with systemic lupus erythematosus (SLE). Lilly is conducting two Phase 1b studies in patients with psoriasis and atopic dermatitis, and based on positive interim Phase 1b results in atopic dermatitis announced in December 2021, Lilly is planning to initiate a Phase 2 study in atopic dermatitis. Lilly also initiated a Phase 2 study in SLE in October 2020 and a Phase 2 study in ulcerative colitis in March 2021. In April 2022, we announced that Lilly had informed us that an interim analysis in the Phase 2 study in ulcerative colitis led to the discontinuation of further development in this indication. Lilly also plans to initiate another Phase 2 study in another immune-mediated disease to potentially start in 2023.
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
•2020 Purchase and Sale Agreement: In December 2020, we sold our rights, subject to a cap, to receive royalties from MOVANTIK® / MOVENTIG® (for the treatment of opioid-induced constipation), ADYNOVATE® / ADYNOVI® (a half-life extension product of Factor VIII) and other hemophilia products, under our arrangements with AstraZeneca AB, Baxalta, Inc. (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.), and Novo Nordisk A/S, respectively, for $150.0 million to entities managed by HealthCare Royalty Management (HCR) under a capped sale arrangement, such that all future royalties return to Nektar if HCR receives $210.0 million in royalties by December 31, 2025 (the 2025 Threshold) or $240.0 million if the 2025 Threshold is not met.
While in the near-term we continue to expect to generate substantially all of our revenue from collaboration arrangements, our long-term plan is to generate significant commercial revenue from proprietary products. Over the next several years, we plan to continue to make significant investments to advance our early drug candidate pipeline. We have several drug candidates in earlier stage clinical development or are being explored in research and that we are preparing to advance into clinical trials in future years. We are cultivating several research programs, including a collaboration with Biolojic Design to develop a unique bivalent antibody targeting TNFR2 and our NKTR-288 research program. NKTR-288 is a PEG conjugate of the protein interferon gamma that is designed utilizing a site-specific conjugation approach to modify binding of interferon gamma with one of its substrates and to optimize the pharmacodynamic duration of interferon gamma signaling. NKTR-288 has potential applications in a number of therapeutic indications in oncology and other infectious diseases. We believe that our substantial investment in research and development has the potential to create significant value if one or more of our drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success.
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
We and our partners are currently engaged in the clinical testing of our drug candidates and the COVID-19 pandemic introduces challenges to our clinical development programs which are central to our business. Nektar’s Phase 1 clinical study of NKTR-255 in patients with relapsed/refractory hematologic malignancies has enrolled slower than anticipated due to the challenges caused by the COVID-19 pandemic. While we are not currently aware of significant delays by our partners and collaborators caused by the COVID-19 pandemic on clinical trials involving our drug candidates, any current assessments of the effects of the COVID-19 pandemic on our clinical programs are difficult to predict and subject to change and, with regard to individual clinical trial sites within these studies, will likely vary by the geographic region in which they are located.
We cannot predict what the overall impact the COVID-19 pandemic will be on our business and it could potentially adversely affect our business, financial condition, operations and prospects.
With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months.
Key Developments and Trends in Liquidity and Capital Resources
We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing. At September 30, 2022, we had approximately $546.4 million in cash and investments in marketable securities.

Results of Operations
Three and Nine Months Ended September 30, 2022 and 2021
Revenue (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Product sales	$4,969	$5,194	$(225)	(4)%
Non-cash royalty revenue related to sales of future royalties	18,342	19,413	(1,071)	(6)%
License, collaboration and other revenue	314	314	—	—%
Total revenue	$23,625	$24,921	$(1,296)	(5)%

	Nine Months Ended September 30		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Product sales	$15,969	$17,835	$(1,866)	(10)%
Non-cash royalty revenue related to sales of future royalties	52,167	58,667	(6,500)	(11)%
License, collaboration and other revenue	1,896	396	1,500	>100%
Total revenue	$70,032	$76,898	$(6,866)	(9)%
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
Product sales decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to a decrease in product demand from our collaboration partners. We expect product sales for the full year of 2022 to be marginally lower than 2021.
Non-cash Royalty Revenue Related to Sales of Future Royalties
For a discussion of our Non-cash royalty revenue, please see our discussion below in “Non-Cash Royalty Revenue and Non-Cash Interest Expense.”
License, Collaboration and Other Revenue
License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements and certain research and development activities. The level of license, collaboration and other revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. During the nine months ended September 30, 2022, we recognized $1.5 million for a license agreement, under which we are entitled to no further consideration. As a result of the recognition of this revenue in the nine months ended September 30, 2022, we expect license, collaboration and other revenue for 2022 to increase compared to 2021.
The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for a discussion of the risks associated with the complex nature of our collaboration agreements.
Cost of Goods Sold and Product Gross Margin (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Cost of goods sold	$4,972	$5,311	$(339)	(6)%
Product gross profit (1)	(3)	(117)	114	97%
Product gross margin	—%	(2)%

	Nine Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Cost of goods sold	$15,402	$18,734	$(3,332)	(18)%
Product gross profit (1)	567	(899)	1,466	>100%
Product gross margin	4%	(5)%
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

Our product gross margin improved from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022 due to the mix of manufacturing orders from our customers. Product gross margin was negative for several of these periods. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. In addition to product sales to this partner, we also receive royalty revenue from this collaboration. In the three and nine months ended September 30, 2022 and 2021, the royalty revenue from this collaboration exceeded the related negative gross profit for this customer.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We expect product gross profit to be negative in 2022 as a result of the collaborative arrangement described above.
Research and Development Expense (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Research and development expense	$33,590	$103,738	$(70,148)	(68)%

	Nine Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Research and development expense	$183,583	$300,655	$(117,072)	(39)%
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
As discussed in Note 1, BMS and we have decided to discontinue development of bempegaldesleukin in combination with Opdivo® and will wind down the various clinical trials under the BMS Collaboration Agreement, and we have also decided to discontinue all other development of bempegaldesleukin. The cost sharing under the BMS Collaboration Agreement remains unchanged. Additionally, as discussed in Note 8 to our Condensed Consolidated Financial Statements, we have also implemented the Restructuring Plan to reduce our workforce by approximately 70%. As a result, beginning in the three months ended June 30, 2022, we report clinical trial expense, other third-party costs and employee costs for the bempegaldesleukin program, net of the reimbursement from BMS, within Restructuring, impairment and other costs of terminated program in our Condensed Consolidated Statement of Operations. Because we no longer report these expenses in research and development expense, research and development expense decreased significantly for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively, and we expect this to continue for the remainder of 2022 as compared to 2021. During the nine months ended September 30, 2022, we recorded $24.9 million as a reduction of research and development expense for the net reimbursement from BMS, reflecting the reimbursement we recorded in the three months ended March 31, 2022. For the three and nine months ended September 30, 2021, we recorded $24.3 million and $76.5 million, respectively, as a reduction of research and development expense for the net reimbursement from BMS. Please see our discussion below in Restructuring, impairment and other costs of terminated program for additional information.
We incurred research and development expense in the three and nine months ended September 30, 2022 and September 30, 2021 for development costs and manufacturing activities for NKTR-255 and development costs for rezpegaldesleukin as Lilly conducts its Phase 1B and Phase 2 studies, for which we are responsible for 25% of costs and Lilly is responsible for 75% of costs, and we will continue to incur these costs as the development of NKTR-255 and rezpegaldesleukin continues.
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
Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates such as the collaboration that we have already completed for rezpegaldesleukin, or clinical collaborations where we would share costs and operational responsibility with a partner. In certain situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.
General and Administrative Expense (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
General and administrative expense	$22,534	$29,468	$(6,934)	(24)%

	Nine Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
General and administrative expense	$70,394	$90,702	$(20,308)	(22)%
General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. As discussed in Note 8 to our Condensed Consolidated Financial Statements, we have implemented a Restructuring Plan to reduce our workforce by approximately 70%. As a result of our Restructuring Plan, the commercial organization was eliminated and all other bempegaldesleukin-related commercialization activities ceased. Accordingly, general and administrative expense decreased for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021, and we expect this trend to continue for the full year of 2022 as compared to 2021. Beginning in the three months ended June 30, 2022, we report third-party costs and employee compensation costs for the bempegaldesleukin program and severance and benefit costs in Restructuring, impairment and other costs for terminated program.
Restructuring, Impairment and Other Costs of Terminated Program (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Restructuring, impairment and other costs of terminated program	$16,830	$—	$16,830	>100%

	Nine Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Restructuring, impairment and other costs of terminated program	$124,350	$—	$124,350	>100%
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
The following table presents the components of Restructuring, impairment and other costs of terminated program, as further described and disclosed in Note 8 to our Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$8,530	$28,938
Severance and benefit expense	2,077	29,827
Impairment of right-of-use assets and property, plant and equipment	1,200	58,521
Contract termination and other restructuring costs	5,023	7,064
Restructuring, impairment and other costs of terminated program	$16,830	$124,350

For the three and nine months ended September 30, 2022, we recorded reductions of expense of $8.3 million and $16.7 million, respectively, for the net reimbursement from BMS, primarily for clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program. We will continue to recognize expenses in future periods for the winddown of the bempegaldesleukin program and related costs, of which we expect to recognize a significant portion in 2022. The ultimate amount of expense will be affected by the timing to complete the full wind down of the clinical trials run by BMS and us and whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases. We will revise our estimates for the costs to wind down these studies for the bempegaldesleukin program, the amount of severance and benefits paid to employees, and our assessment of impairment charges as new information becomes available to us in future periods.
Change in Fair Value of Development Derivative Liability

	Three Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Change in fair value of development derivative liability (1)	$—	$(3,328)	$3,328	100%

	Nine Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Change in fair value of development derivative liability (1)	$33,427	$(7,640)	$41,067	>100%
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
The expense recorded for the change in fair value for the three and nine months ended September 30, 2021 primarily reflected the accretion of our obligation to potentially pay Success Payments to SFJ using our imputed borrowing rate.

Non-Cash Royalty Revenue and Non-Cash Interest Expense

	Three Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Non-cash royalty revenue related to the sales of future royalties	$18,342	$19,413	$(1,071)	(6)%
			(Increase) / Decrease 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
Non-cash interest expense on liability related to the sales of future royalties	$(6,953)	$(12,801)	$5,848	(46)%

	Nine Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Non-cash royalty revenue related to the sales of future royalties	$52,167	$58,667	$(6,500)	(11)%
			(Increase) / Decrease 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
Non-cash interest expense on liability related to the sales of future royalties	$(21,710)	$(39,186)	$17,476	(45)%
As discussed in Note 5 to our Condensed Consolidated Financial Statements, we recognize non-cash royalty revenue for the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement.
Non-cash royalty revenue decreased for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. Non-cash interest expense decreased significantly for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021
2012 Purchase and Sale Agreement
The decrease in the non-cash interest expense in 2022 resulted from the decrease in the interest rate from 48% in the three and nine months ended September 30, 2021 to 16% for the three and nine months ended September 30, 2022 as a result of the revaluation of the liability, which we recognized in the three months ended December 31, 2021.
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
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the sum of the non-cash interest expense and the loss on the revaluation of the liability. To date, we have amortized $51.4 million of the net proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $62.6 million of the net proceeds, since RPI receives all of the benefits of the increases in future royalties. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. As a result, future interest rates could differ significantly, and we will adjust any such change in our estimated interest rate prospectively.
2020 Purchase and Sale Agreement
To date, we have amortized $44.7 million of the proceeds. We periodically assess future non-cash royalty revenues, and we may adjust the prospective effective interest rate based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $105.3 million. Our current estimate of the imputed interest rate reflects that our estimates of sales of MOVANTIK®, ADYNOVATE® and REBINYN® will result in meeting the 2025 Threshold. Because the 2025 Threshold of $210.0 million and the increase in the threshold to $240.0 million (if the 2025 Threshold is not timely achieved) limit the amount of royalties payable to HCR, the potential for the implicit interest rate to vary is more limited. Instead, we will receive the benefit of net sales if they exceed the threshold, but do not bear risk of loss or payments to HCR if royalties are less than expected.
Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Interest income and other income (expense), net	$2,050	$131	$1,919	>100%

	Nine Months Ended September 30,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Interest income and other income (expense), net	$3,541	$2,388	$1,153	48%
Interest income and other income (expense) increased for the three and nine months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to increases in interest rates. We expect that our interest income and other income (expense), net will increase for 2022 compared to 2021 for the same reason.
Liquidity and Capital Resources
We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of September 30, 2022, we had approximately $546.4 million in cash and investments in marketable securities.
We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing, which includes the payments for the winddown of the bempegaldesleukin program, as further disclosed in Note 8 to our Condensed Consolidated Financial Statements.
We expect the clinical development of our drug candidates, including rezpegaldesleukin and NKTR-255, will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with BMS, development cost reimbursements from BMS, and a $150.0 million upfront payment from Lilly for our collaboration agreement for rezpegaldesleukin. In the future, we have the opportunity to receive up to $250.0 million in milestone payments under our collaboration with Lilly.
Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for rezpegaldesleukin and NKTR-255, the sales levels for those products (for both wholly owned products such as NKTR-255 and for licensed products such as rezpegaldesleukin for which we are entitled to royalties), if and when they are approved, whether, when and on what terms we are able to enter into new collaboration transactions, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.
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
Due to the potential for adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments in marketable securities. These investments are generally held to maturity, which, in accordance with our investment policy, is less than two years. However, if the need arises to liquidate such securities before maturity, we may experience losses on liquidation. To date we have not experienced any liquidity issues with respect to these securities. We believe that, even allowing for potential liquidity issues with respect to these securities and the effect of various conditions on the financial markets, our remaining cash and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.
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
Cash flows from operating activities
Cash flows used in operating activities for the nine months ended September 30, 2022 and 2021 totaled $246.3 million and $261.1 million, respectively.
We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will decrease for 2022 as compared to 2021 as a result of the wind down of the bempegaldesleukin program and the various cost restructuring activities described above.
Cash flows from investing activities
During the nine months ended September 30, 2022 and 2021, the maturities and sales of our investments, net of purchases, totaled $331.0 million and $91.7 million, respectively, which we used to fund our operations. Our maturities and sales of investments, net of purchases was lower during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2022, because we purchased securities in early 2021, utilizing the $150.0 million in proceeds from the 2020 Purchase and Sale Agreement that were included in cash equivalents at December 31, 2020.
We paid $5.2 million and $9.1 million for the purchase or construction of property, plant and equipment in the nine months ended September 30, 2022 and 2021, respectively.
Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $0.7 million and $31.4 million in the nine months ended September 30, 2022 and 2021, respectively. Additionally, during the nine months ended September 30, 2022 and 2021, we received $0.8 million and $2.3 million, respectively, from SFJ pursuant to our co-development agreement.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the risk of inflation, which has increased significantly during 2022 and may result in increases to our operating expenses. Other than the risk of inflation, our market risks at September 30, 2022 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically, despite the fact that most of our office-based employees are working remotely due to the COVID-19 pandemic, we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related regulatory and government guidance that have been issued in response to the pandemic, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.
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
Risks Related to our Business
We are highly dependent on the success of drug candidates, including rezpegaldesleukin (previously referred to as NKTR-358) and NKTR-255. If these drug candidates fail in clinical development our business will be significantly harmed.
Our future success is highly dependent on the clinical success of our drug candidates, including rezpegaldesleukin and NKTR-255. In general, most investigational drugs, including immunology and I-O drug candidates such as rezpegaldesleukin and NKTR-255, respectively, do not become approved drugs. Accordingly, there is a very meaningful risk that our drug candidates will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. Further, if Lilly, our collaboration partner for rezpegaldesleukin, delays the initiation or completion of one or more clinical trials for reasons outside of our control, or is not successful, it would materially harm our market valuation, prospects, financial condition and results of operations. For example, under our collaboration agreement with Lilly, we are eligible for up to $250.0 million in additional development and regulatory milestones, and a royalty rate up to the low twenties percent based upon our Phase 3 development cost contribution and the level of annual global product sales. One or more clinical failures of our drug candidates would jeopardize and could result in reduced, delayed or eliminated revenue.
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
We or our partners may experience delays in clinical trials of drug candidates. Our partner Lilly is conducting a Phase 2 study of rezpegaldesleukin in patients with SLE as well as two Phase 1b studies in patients with psoriasis and atopic dermatitis.  In addition, we have initiated a Phase 1 clinical study of NKTR-255 in adults with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma, as well as a Phase 1/2 clinical study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer. These and other clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our drug candidates could be delayed for a variety of reasons, including:
•delays in obtaining regulatory authorization to commence a clinical study;
•delays in reaching agreement with applicable regulatory authorities on a clinical study design;
•for drug candidates (such as rezpegaldesleukin) partnered with other companies, delays caused by our partner;
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
There are many competitors for our drug candidates currently in development. For rezpegaldesleukin, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based therapies (Symbiotix, LLC, Janssen, AstraZeneca, and Tizona Therapeutics), regulatory T cell therapies (Targazyme, Inc., Caladrius BioSciences, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc., Celgene Corporation, GentiBio, Inc., ILTOO Pharma, Kyverna Therapeutics, Merck & Co, through its acquisition of Pandion Therapeutics, and Roche). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., Nkarta therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies uncompetitive or obsolete.
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
Risks Related to our Collaboration Partners
We are highly dependent on our collaboration partner to initiate, properly conduct and prioritize clinical trials for rezpegaldesleukin and to perform important additional development and commercialization activities, and our business will be significantly harmed if their actions deprioritize or otherwise harm the prospects of our drug candidates.
We rely on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. Furthermore, we will rely on Lilly to perform specified commercialization activities for rezpegaldesleukin, pursuant to our collaboration agreement. In the event Lilly fails to initiate, properly conduct and prioritize their obligations under their applicable agreement with us, our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm.

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
On April 25, 2022, we announced strategic reorganization and cost restructuring plans (together, the Restructuring Plan) to prioritize key research and development efforts that will impact the Company’s future business activities, including activities involving rezpegaldesleukin, NKTR-255 and several core research programs. In connection with the Restructuring Plan, we also announced cost restructuring measures aimed at ensuring we will have significant capital to fund key programs over a multi-year time horizon. There is no guarantee that the Restructuring Plan will achieve its intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, which would require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition and prospects.
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
As of September 30, 2022, we had cash and investments in marketable securities valued at approximately $546.4 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
•the cost, timing and outcomes of clinical studies and regulatory reviews of our drug candidates, particularly rezpegaldesleukin;
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
For the nine months ended September 30, 2022, we reported a net loss of $308.5 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.
Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:
•develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotechnology companies;
•effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for rezpegaldesleukin and NKTR-255;
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
Certain of our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Investigator recruitment, clinical site initiation, patient screening and patient enrollment may be delayed due to challenges associated with the COVID-19 pandemic. Delays and disruptions experienced by our collaborators or other third parties due to the COVID-19 pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect clinical development or regulatory approvals of our biologic candidates. For example, due to recent supply chain disruptions, we have been monitoring our supply chains for any disruptions or constraints caused by the COVID-19 pandemic. To date, we have not experienced any supply impact. However, if we, our collaborators or any third parties which we rely on are adversely effected by any supply disruptions or shortages in raw materials and equipment caused by the COVID-19 pandemic, our ability to manufacture our products and to supply drug candidates for our clinical trials could be negatively impacted, which could harm our business prospects, results of operations and financial condition.
Although we are implementing measures to maintain the integrity of our clinical trials, there is no guarantee that we will prevent all study protocol violations, missed study treatment visits, and other influences that may jeopardize reliability and validity of our clinical trial data. As a consequence, a clinical study of our biologic candidate in which the integrity of the clinical study is questioned or doubted may require lengthy and costly remediation measures (such as, for example, over-enrolling patients into the study or repeating the study), thereby causing substantial harm to our business.
The COVID-19 pandemic has caused a broad impact globally and may materially affect us economically. The COVID-19 pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock. We cannot predict what the overall impact the COVID-19 pandemic will be on our business and it could cause a significant negative impact on our clinical trial timelines, operations, financial condition and prospects. Furthermore, to the extent the ongoing COVID-19 pandemic adversely affects our operations and business, it may also heighten the other risks described in this “Risk Factors” section.
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

Inflation rates, particularly in the United States, have increased recently to levels not seen in decades. Increased inflation has resulted in increased operating costs. In addition, the United States Federal Reserve has raised, and is expected to continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks.

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
From time to time, we are involved in legal proceedings other than those related to intellectual property. In October 2018, we and certain of our executives were named in a putative securities class action complaint filed in the U.S. District Court for the Northern District of California (Case No. 18-cv-06607, which we refer to as the Mulquin action). The Mulquin plaintiffs challenged public statements Nektar made, between January 2017 and June 2018, about the clinical trials of bempegaldesleukin. In December 2020, the district court dismissed the action with prejudice. The plaintiffs filed a notice of appeal in January 2021 in the U.S. Court of Appeals for the Ninth Circuit. On May 19, 2022, the Ninth Circuit affirmed the district court's dismissal of all claims against the defendants.
A derivative action was also filed against certain of the Company’s current and former officers and directors, purportedly on the Company’s behalf, which was based on the allegations in the Mulquin action and on the premise that the Company’s officers and directors breached their fiduciary duties to the Company. The complaint for the derivative action was filed in February 2021 in the Court of Chancery of the State of Delaware (C.A. No. 2021-0118-PAF). Following a stay in the proceedings during the pendency of the appeal in the Mulquin action, the Company received an amended complaint on July 2022, which the defendants responded to in September 2022. Subsequently, the plaintiffs and defendants filed a joint stipulation to dismiss the action with prejudice on September 27, 2022.
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
Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we are currently involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at September 30, 2022.
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
Our stock price is volatile. During the three months ended September 30, 2022, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $3.04 to $5.14 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:
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
•our financing needs and activities; and
•general economic, industry and market conditions, including the impacts of rising inflation and interest rates and global geopolitical tensions.
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
Our corporate headquarters, including a substantial portion of our research and development operations, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our advanced polymer conjugate technologies in Huntsville, Alabama and own and lease offices in Hyderabad, India. There are no backup facilities for our manufacturing operations located in Huntsville, Alabama. In the event of an earthquake or other natural disaster, political instability, civil unrest, or terrorist event in any of these locations, our ability to manufacture and supply materials for biologic candidates in development and our ability to meet our manufacturing obligations to our customers would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaboration partners and important vendors and suppliers to us or our collaboration partners may also be subject to catastrophic events, such as earthquakes, floods, hurricanes, tornadoes and pandemics any of which could harm our business (including, for example, by disrupting supply chains important to the success of our business), results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2022.
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
Date: November 4, 2022