Form 10-K
period 2022-12-31
NEKTAR THERAPEUTICS
filed 2023-02-28
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________________________
Form 10-K
___________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, as reported on The NASDAQ Global Select Market, was approximately $704 million.
As of February 21, 2023, the number of outstanding shares of the registrant’s common stock was 189,235,139.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive Proxy Statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS
2022 ANNUAL REPORT ON FORM 10-K

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
◦the outcomes from competitive immunotherapy clinical trials, and the discovery and development of new potential immunotherapy could have a material and adverse impact on the value of our pipeline;
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
•Risks Related to our Financial Condition and Capital Requirements:
◦we have implemented a 2022 strategic reorganization plan and cost restructuring plan to focus on prioritizing key research and development efforts and our business will be significantly harmed if either of these plans is unsuccessful;
◦we may undertake additional restructuring and cost-saving activities in the future, which could further harm our market valuation, prospects, financial condition and results of operations;
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
•Risks Related to our Collaboration Partners:
◦we are highly dependent on Eli Lilly and Company, our collaboration partner for rezpegaldesleukin to initiate, properly conduct and prioritize clinical trials for rezpegaldesleukin and to perform important additional development and commercialization activities, and our business will be significantly harmed if our partner deprioritizes or discontinues clinical trials in or otherwise harm the prospects of rezpegaldesleukin; and
◦we may rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our product candidates and any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval or commercialize for other product candidates.
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

PART I
Item 1. Business

Nektar Therapeutics is a clinical stage, research-based drug discovery biopharmaceutical company focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology and unparalleled expertise in polymer chemistry to create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage immunomodulatory agents targets the treatment of autoimmune diseases and cancer. We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.
Our Drug Candidates and Pipeline

By modulating the immune system, our drug candidates target pathways that play critical roles in a wide range of serious diseases. In autoimmune diseases, our focus is on addressing imbalances in the immune system to restore the body’s self-tolerance mechanisms and to achieve immune homeostasis. In oncology, we are focused on activating the immune system’s natural tumor-fighting mechanisms.
Autoimmune diseases (rezpegaldesleukin, formerly NKTR-358)
We recognize that many autoimmune diseases are caused by an imbalance in the body’s immune system. A failure of the body's self-tolerance mechanisms enables the formation of pathogenic T cells that cause the immune system to mistakenly attack and damage healthy cells in a person’s body. Current systemic treatments for autoimmune diseases, including corticosteroids and anti-TNF agents, suppress the immune system broadly and come with severe side effects. Pharmaceutical agents designed to rebalance the immune system by increasing the function of regulatory T cells (Treg cells), powerful inhibitory immune cells, could be used to treat patients suffering from autoimmune disorders and inflammatory diseases.

Rezpegaldesleukin has advanced to Phase 2 development, which our collaboration partner, Lilly, has carried out in various indications. On February 23, 2023, we announced the topline data from the Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) (Phase 2 Lupus Study). The primary endpoint of the Phase 2 Lupus Study, a >4-points reduction in Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K) score, was not met and Lilly has notified us that it does not intend to advance rezpegaldesleukin into Phase 3 development for SLE. Although the Phase 2 Lupus Study did not meet its primary endpoint, patients within the modified intent-to-treat population, defined as all patients who were randomized and received at least one dose of study medication, that were treated with rezpegaldesleukin demonstrated improvement in SLEDAI-2K score as compared to placebo. Additionally, clinically meaningful improvements were observed in the British Isles Lupus Assessment Group (BILAG)-Based Composite Lupus Assessment (BICLA) response and Lupus Low Disease Activity State (LLDAS) as compared to placebo, and exploratory biomarker data also showed that rezpegaldesleukin led to dose-dependent proliferation of Treg cells, which was consistent with prior studies.

Lilly has also completed a Phase 1b study in patients with atopic dermatitis. We and Lilly are working together to determine next steps for the planned Phase 2b study in atopic dermatitis as well as a potential third Phase 2 study in a yet-to-be-announced autoimmune indication. We previously announced that Lilly would be discontinuing further development of rezpegaldesleukin in ulcerative colitis and psoriasis in order to prioritize other indications.

Oncology (NKTR-255)

In oncology, we focus on developing medicines based on targeting biological pathways that stimulate and sustain the body’s immune response in order to fight cancer. NKTR-255 is an investigational biologic that is designed to target the interleukin-15 (IL-15) pathway in order to activate the body’s innate and adaptive immunity. Activation of the IL-15 pathway enhances the survival and function of natural killer (NK) cells and induces survival of both effector and CD8+ memory T cells. Recombinant human IL-15 is rapidly cleared from the body and must be administered frequently and in high doses limiting its utility due to toxicity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and the formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. Our development strategy for NKTR-255 is focused on three therapeutic areas: to enhance response to antibody-dependent cellular cytotoxicity (ADCC) mediated therapies by restoring NK cells, to improve CAR-T cell persistency in cellular therapies and to augment response to checkpoint inhibitors.

We are studying NKTR-255 in ADCC combinations in both liquid and solid tumors. We have initiated a Phase 1 dose escalation and expansion study of NKTR-255 in patients with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma where patients are treated with NKTR-255 as a monotherapy or NKTR-255 in combination with daratumumab. We have also initiated a Phase 1/2 study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer where patients are treated with NKTR-255 in combination with cetuximab. We expect to receive data from the expansion stage of both studies in the second half of 2023. We are evaluating NKTR-255 following treatment with CAR-T cell therapy and initiated a Nektar-sponsored Phase 2/3 study (currently in the Phase 2 portion) to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma. We expect initial data from the study to be available in the second half of 2024. Two ongoing investigator sponsored trials are also studying NKTR-255 in combination with CAR-T cell therapy. These studies include a Phase 1 study evaluating NKTR-255 in combination with CD19 CAR-T cell therapy in patients with relapsed or refractory large B-cell lymphoma and a Phase 1 study evaluating NKTR-255 in combination with CD19/22 CAR-T cell therapy in patients with relapsed or refractory B-cell acute lymphoblastic leukemia. A third investigator sponsored study is evaluating NKTR-255 in combination with darvulumab in patients with unresectable Stage 3 non-small cell lung cancer who have received chemoradiation. We are continuing our oncology clinical collaboration with Merck KGaA and Pfizer Inc. to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We expect to receive topline data from the study in the second half of 2024.

Other Research and Development Programs and Our Advanced Polymer Conjugate Technology Platform

We believe it is important to maintain a diverse pipeline of new drug candidates to build on the value of our business. Our discovery research organization is continuing to identify new drug candidates by applying our technology platform to a wide range of molecule classes, including small molecules and proteins, peptides and antibodies. We aim to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. One of our research programs is focused on developing a tumor necrosis factor (TNF) receptor 2 (TNFR2) agonist antibody. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. Our focus is on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be developed for treatment of autoimmune diseases. In connection with this program, we are targeting IND readiness for a lead TNFR2 agonist antibody candidate by the end of 2023 in order to submit an Investigational New Drug (IND) filing for the first clinical study in 2024. We also plan to continue our preclinical stage NKTR-288 development program. NKTR-288 is an investigational PEG conjugate of the protein interferon gamma that is designed utilizing a site-specific conjugation approach to modify binding of interferon gamma with one of its substrates and to optimize the pharmacodynamic duration of interferon gamma signaling. We believe this program has applications in a number of therapeutic indications including oncology as well as in other infectious diseases.

Our advanced and proven polymer conjugate technology platform is focused on conjugating polyethylene glycol to a pharmaceutically active agent, a process often referred to as “PEGylation.” PEGylation has been a highly effective technology platform for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta (pegfilgrastim) and UCB’s CIMZIA (certolizumab pegol). In addition to inventing new PEGylated drug candidates, our expertise extends to developing robust manufacturing processes for generating the PEGylation reagents that allow us to utilize the full potential of this important technology.
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

We believe that our substantial investment in research and development has the potential to create significant value if one or more of our current drug candidates demonstrates positive clinical results, receives regulatory approval in one or more major markets and achieves commercial success.

Our Collaboration Partner Programs

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

For example, we announced on February 14, 2018, that we and Bristol-Myers Squibb Company (BMS) executed a global strategic development and commercialization collaboration to develop Nektar’s Phase 2 drug candidate, bempegaldesleukin, in combination with Opdivo® (nivolumab). Under the collaboration, BMS made an upfront payment of $1.0 billion and an equity investment of $850 million. Based on results from pre-planned analyses of two late-stage clinical studies of bempegaldesleukin in combination of Opdivo®, we and BMS announced on April 14, 2022, that the companies jointly decided to end the global clinical development program for the combination. We also discontinued all studies of bempegaldesleukin in combination with other drugs or drug candidates.

Our collaboration partners have advanced drug candidates we invented into commercial drug products. In addition, through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies, more than ten products using our PEGylation technology have received regulatory approval in the U.S. or Europe. The following table outlines our collaborations and licensing partnerships. These collaborations generally contain one or more elements including a license to our intellectual property rights and manufacturing and supply agreements under which we may receive manufacturing revenue, milestone payments, and/or royalties on commercial sales of drug products.

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

Government Regulation
Product Development and Approval Process
    The research and development, clinical testing, manufacture and marketing of our drug candidates and products using our technologies are subject to regulation by the FDA and by comparable regulatory agencies in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing (in vitro, in animals, and in human clinical trials), manufacture, labeling, storage, recordkeeping, approval, marketing, advertising and promotion of our products.
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
    If Phase 2 trials demonstrate that a product appears to be effective and to have an acceptable safety profile, Phase 3 trials are typically undertaken to evaluate the further clinical efficacy and safety of the drug and formulation within an expanded patient population at geographically dispersed clinical study sites and in large enough trials to provide statistical proof of efficacy and tolerability. The FDA, the clinical trial sponsor, the investigators or the IRB may suspend clinical trials at any time if, amongst other reasons, any one of them believes that study participants are being subjected to an unacceptable health risk. In some cases, the FDA and the drug sponsor may determine that Phase 2 trials are not needed prior to entering Phase 3 trials.
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
In the U.S., the FDA may grant Fast Track or Breakthrough Therapy designation to a drug candidate, which allows the FDA to expedite the review of new drugs that are intended for serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Important features of Fast Track or Breakthrough Therapy designation include a potentially expedited clinical review and close, early communication between the FDA and the sponsor company to improve the efficiency of product development.
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
•provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes, referred to as the “HIPAA All-payer Fraud Prohibition,” that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•federal transparency laws, including the federal Physician Payment Sunshine Act, which require manufacturers of certain drugs and biologics to track and disclose payments and other transfers of value they make to U.S. physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other licensed health care practitioners and teaching hospitals as well as physician ownership and investment interests in the manufacturer, and that such information is subsequently made publicly available in a searchable format on a CMS website;
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
Legislative and Regulatory Landscape
    From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, coverage and reimbursement of products regulated by the FDA or other government agencies. In addition to new legislation, FDA and healthcare fraud and abuse and coverage and reimbursement regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. For example, in 2010, the United States Congress enacted the Affordable Care Act, which, among other things, included changes to the coverage and payment for drug products under government health care programs.

Among the provisions of the Affordable Care Act of importance to potential product candidates are:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•expansion of eligibility criteria for Medicaid programs, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program;
•expanded the types of entities eligible for the 340B drug discount program;

•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% which remains in effect through 2030. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Furthermore, federal agencies, Congress, state legislatures, and the private sector have shown significant interest in implementing cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. Any proposed or actual changes could limit coverage for or the amounts that federal and state governments will pay for health care products and services, which could also result in reduced demand for our products or additional pricing pressures and affect our ultimate profitability. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Patents and Proprietary Rights
    We own more than 300 U.S. and 1,500 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our advanced polymer conjugate technologies and our drug candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of making polymers and polymer conjugates, methods of administering polymer conjugates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our advanced polymer conjugate technology platforms. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest non-provisional patent application filing priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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
Customer Concentrations
    Our revenue is derived from our collaboration agreements with partners, under which we may receive a combination of revenue elements including up-front payments for licensing agreements, clinical research reimbursement or co-funding, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and/or product sales revenue. Our revenues are concentrated among a limited number of collaboration partners under long-term arrangements. We derive the substantial majority of our PEGylation reagent product sales from UCB and Pfizer. Following the 2020 Purchase and Sale Agreement (wherein under a capped return sale arrangement we sold our rights to receive royalties on future worldwide new sales of MOVANTIK®/MOVANTIG® and ADYNOVATE®/ADYNOVI®, as well as REBINYN® and specified licensed products), other than our product sales, substantially all of our revenues are non-cash royalty revenues. However, our collaboration with Lilly for the development of rezpegaldesleukin provides for the most significant portion of our potential future development and regulatory milestone payments, as well as royalties from net sales of rezpegaldesleukin, if approved. Additionally, these collaboration partners can provide significant financial support for the development and commercialization of these programs. For example, Lilly bears 75% of the Phase 2 development costs of rezpegaldesleukin, will bear 100% of the Phase 3 development costs, subject to our right to contribute up to 25% of Phase 3 development costs on an indication-by-indication basis, which we have announced our intention to exercise our option to fully fund Nektar's 25% share of the Phase 3 development costs, in exchange for higher royalties, if approved. Lilly will also be responsible for all costs of global commercialization, subject to our option to co-promote in the U.S. under certain conditions.

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
Product and Program Specific Competition

Rezpegaldesleukin

There are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based, microbiome-based, or toleragenic-based therapies (Symbiotix, LLC, Janssen Pharmaceuticals, AstraZeneca and Tizona Therapeutics), regulatory T cell therapies (Sangamo Therapeutics, Inc., Quell Therapeutics, Ltd., TxCell, Inc., Sonoma Biotherapeutics, Inc. GentiBio, Inc., Kyvema Therapeutics, Inc. and Tract Therapeutics, Inc.), or IL-2 based therapies (Amgen, Inc., BMS (through its acquisition of Delnia, Inc.), Novartis, Inc., ILTOO Pharma, Xencor, inc., Merck & Co (through its acquisition of Pandion Therapeutics), and Sanofi SA (through its acquisition of Synthorx, Inc.)).
NKTR-255
There are numerous companies engaged in developing immunotherapies with different approaches to enhancing NK cell populations which are a key component of the innate immune system. The approaches include engineered biologics targeting the IL-15 pathway as well as autologous and allogenic cell therapy approaches. For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include SOTIO Biotech, Inc., Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., nkarta therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.).

Research and Development
    Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2022	2021
Third party and direct materials costs	$79.2	$176.9
Personnel, overhead and other costs	103.9	158.7
Stock-based compensation and depreciation	35.2	64.7
Research and development expense	$218.3	$400.3
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
    We source drug starting materials for our manufacturing activities from one or more suppliers. For the drug starting materials necessary for our drug candidate development, we have agreements for the supply of such drug components with drug manufacturers or suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical raw materials and services from one or a limited number of suppliers and there is a risk that if such supply or services were interrupted, it could materially harm our business. In addition, we typically order raw materials and services on a purchase order basis for early phase clinical development products and enter into long-term supply arrangements only for late-stage products nearing regulatory approval for marketing authorization.
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
Human Capital

As of December 31, 2022, we had 216 employees, of which 140 employees were engaged in research and development, manufacturing, and quality activities. Of the 216 employees, 213 were located in the U.S. We have a number of employees who hold advanced degrees, such as a Ph.D. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We are committed to attracting, developing, advancing and retaining a diverse and talented workforce. As part of our measures to attract and retain personnel, we offer a total rewards package to our full-time employees consisting of base salary, cash bonuses based on individual and company performance, equity compensation and comprehensive benefits, including health insurance, life insurance, retirement plans, and paid holiday and vacation time. We support our employee’s further development by providing professional development opportunities. We believe that we maintain good relations with our employees.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
    The following table sets forth the names, ages and positions of our executive officers as of February 28, 2023:

Name	Age	Position
Howard W. Robin	70	Director, President and Chief Executive Officer
Jillian B. Thomsen	57	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Mark A. Wilson, J.D.	51	Senior Vice President and Chief Legal Officer
Jonathan Zalevsky, Ph.D.	48	Chief Research and Development Officer
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
Jillian B. Thomsen has served as our Senior Vice President, Chief Financial Officer and Chief Accounting Officer since July 2022. From February 2010 to July 2022, Ms. Thomsen served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2008 through January 2010 she served as our Vice President Finance and Chief Accounting Officer and from March 2006 through March 2008, Ms. Thomsen served as our Vice President Finance and Corporate Controller. Before joining Nektar, Ms. Thomsen was Vice President Finance and Deputy Corporate Controller of Calpine Corporation from September 2002 to February 2006. Ms. Thomsen began her career as a certified public accountant at Arthur Andersen LLP, where she worked from 1990 to 2002, and specialized in audits of multinational consumer products, life sciences, manufacturing and energy companies. Ms. Thomsen holds a Masters of Accountancy from the University of Denver and a B.A. in Business Economics from Colorado College.
Mark A. Wilson has served as our Senior Vice President and Chief Legal Officer since July 2022. Previously, Mr. Wilson served as our General Counsel since June 2016. Mr. Wilson joined Nektar in May 2002 and initially served as Patent Counsel and then as Senior Patent Counsel to the company prior to 2008 when he was promoted to Vice President, Intellectual Property. Before joining Nektar in 2002, Mr. Wilson was an associate at Reed & Associates, a patent law firm in Menlo Park, California, where he represented both start-up and Fortune 500 companies. Mr. Wilson received his J.D. from Seton Hall University, School of Law, and his B.S. in Pharmacy from Rutgers University, College of Pharmacy. He is registered to practice before the U.S. Patent and Trademark Office and is a member of the California Bar.

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

Our future success is highly dependent on the clinical success of our drug candidates, including rezpegaldesleukin and NKTR-255. In general, most investigational drugs, including drug candidates designed to treat patients suffering from autoimmune disorders and cancers, such as rezpegaldesleukin and NKTR-255, respectively, do not become approved drugs. Accordingly, there is a very meaningful risk that our drug candidates will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. Further, if Lilly, our collaboration partner for rezpegaldesleukin, delays the initiation or completion of one or more clinical trials for reasons outside of our control, or discontinues development of rezpegaldesleukin for scientific or other reasons, or is not successful, it would materially harm our market valuation, prospects, financial condition and results of operations. Under our collaboration agreement with Lilly, we are eligible for up to $250.0 million in additional development and regulatory milestones, and a royalty rate up to the low twenties percent based upon our Phase 3 development cost contribution and the level of annual global product sales. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in SLE conducted by Lilly did not meet the study's primary endpoint and that Lilly does not intend to advance rezpegaldesleukin to Phase 3 development in SLE. One or more clinical failures of our drug candidates would jeopardize and could result in reduced, delayed or eliminated revenue.
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

We or our partners may experience delays in conducting clinical trials of our drug candidates. Clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our drug candidates could be delayed for a variety of reasons, including:
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
If the initiation or completion of any of the planned clinical studies for our drug candidates is delayed for any of the above or other reasons, results for the studies would be delayed, and consequently the regulatory approval process would be delayed which would also delay the ability to commercialize these drug candidates, which could have a material adverse effect on our business, financial condition and results of operations. Clinical study delays could also shorten any commercial periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.
We currently rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our product candidates. Any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval or commercialize for other product candidates.

We currently rely on academic and private non-academic institutions to conduct and sponsor clinical studies or trials relating to our product candidates. We do not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored studies or trials as providing adequate support for future clinical trials, whether controlled by us or independent investigators, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will likely provide us certain information concerning our drug candidates with respect to the investigator-sponsored studies or trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored studies or trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored studies or trials. If we are unable to confirm or replicate the results from the investigator-sponsored studies or trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored studies or trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

Additionally, the FDA or non-U.S. regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored studies or trials or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored studies or trials. If so, the FDA or other non-U.S. regulatory authorities may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate our planned clinical trials and/or may not accept such additional data as adequate to initiate our planned clinical trials.

The outcomes from the clinical trials of drug candidates from others, and the discovery and development of new potential therapies in immunology and oncology, could have a material and adverse impact on the value of the drug candidates in our research and development pipeline.

The research and development of immune-modulatory agents is a very competitive global segment in the biopharmaceutical industry attracting tens of billions of dollars of investment each year. Our clinical trial plans for rezpegaldesleukin, NKTR-255 and other immunomodulatory agents drug candidates face substantial competition from other regimens already approved, and many more that are either ahead of or in parallel development in patient populations where we are studying our drug candidates. As immunotherapy represent a relatively new approach to treatment of autoimmune disorders and cancer and few have successfully completed late stage development, drug development in this area entails substantial risks and uncertainties that include rapidly changing standards of care, identifying contribution of components when therapeutic combinations are employed, patient enrollment competition, evolving regulatory frameworks to evaluate regimens, and varying risk-benefit profiles of competing therapies, any or all of which could have a material and adverse impact on the probability of success of our drug candidates.
The risk of clinical failure for any drug candidate remains high prior to regulatory approval and there can be no assurance that our product candidates will obtain regulatory approval for any particular indications.
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
Significant competition for our polymer conjugate chemistry technology platforms and our partnered and proprietary drugs and drug candidates could make our technologies, drugs or drug candidates obsolete or noncompetitive, which would negatively impact our business, results of operations and financial condition.
Our advanced polymer conjugate chemistry platforms and our partnered and proprietary products and drug candidates compete with various pharmaceutical and biotechnology companies. Competitors of our polymer conjugate chemistry technologies include Biogen Inc., Horizon Pharma, Dr. Reddy’s Laboratories Ltd., SunBio Corporation, Laysan Bio, Inc., Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), NOF Corporation and Aurigene Pharmaceutical Services. Several other chemical, biotechnology and pharmaceutical companies may also be developing polymer conjugation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.
There are many competitors for our drug candidates currently in development. For rezpegaldesleukin, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based, microbiome-based, or toleragenic-based therapies (Symbiotix, LLC, Janssen, AstraZeneca, and Tizona Therapeutics), regulatory T cell therapies (Sangamo Therapeutics, Inc., Quell Therapeutics, Ltd, TxCell, Inc., Sonoma Biotherapeutics, Inc., GentiBio, Inc. Kyvema Therapeutics, Inc. and and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc., BMS, Novartis, Inc., ILTOO Pharma, Xencor, Inc. Merck & Co, through its acquisition of Pandion Therapeutics, and Sanofi SA, through its acquisition of Synthorx, Inc.). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., Nkarta Therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies noncompetitive or obsolete.
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
Risks Related to our Collaboration Partners
We are highly dependent on our collaboration partner to initiate, properly conduct and prioritize clinical trials for rezpegaldesleukin and to perform important additional development and commercialization activities, and our business will be significantly harmed if they deprioritize or discontinue clinical trials or otherwise harm the prospects of our drug candidates.

We rely on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. Furthermore, we will rely on Lilly to perform specified commercialization activities for rezpegaldesleukin, pursuant to our collaboration agreement. In the event Lilly fails to initiate, properly conduct and prioritize their obligations under their applicable agreement with us, our business will be significantly harmed. Even if our agreement with Lilly provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and time-consuming, and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm.
Risks Related to our Financial Condition and Capital Requirement

Our 2022 strategic reorganization plan and cost restructuring plan may not be successful and we may undertake additional restructuring activities in the future.

On April 25, 2022, we announced our strategic reorganization and cost restructuring plans (together, the 2022 Restructuring Plan) to prioritize key research and development efforts that will impact the Company’s future business activities, including activities involving rezpegaldesleukin, NKTR-255 and several core research programs. In connection with the 2022 Restructuring Plan, we also announced cost restructuring measures aimed at ensuring we will have significant capital to fund key programs over a multi-year time horizon. There is no guarantee that the 2022 Restructuring Plan will achieve its intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. In addition, in view of the outcome of the Phase 2 Lupus Study and Lilly’s decision not to initiate Phase 3 clinical testing of rezpegaldesleukin in SLE, we may undertake additional restructuring and cost-saving activities in 2023 to further prioritize our key research and development efforts. There is no guarantee these new efforts will be successful and may further harm our business. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, may prioritize the wrong drug candidates or wrong indications to study for those drug candidates, or could result in total costs and expenses that are greater than expected, which would require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition and prospects.
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
As of December 31, 2022, we had cash and investments in marketable securities valued at approximately $505.0 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
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

In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. In both domestic and foreign markets, sales of our partnered and proprietary products that receive regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third-party payers, such as government programs, including Medicare and Medicaid in the U.S., managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a biologic candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution. Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. For more information, see “Business – Government Regulation – Coverage, Reimbursement, and Pricing.”
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
Our revenue is exclusively derived from our collaboration agreements (whether based on our drug candidates or polymeric reagents), from which we receive upfront fees, research and development reimbursement and funding, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements, royalties and product sales. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any biologic candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.
We expect to continue to incur substantial losses and negative cash flow from operations and may not achieve or sustain profitability in the future.
For the year ended December 31, 2022, we reported a net loss of $368.2 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.
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
We must attract and retain experts in the areas of research, development (including clinical testing), manufacturing, regulatory and finance, and may need to attract and retain commercial, marketing and distribution experts and develop additional expertise in our existing personnel. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock awards they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. Furthermore, as a result of our 2022 Restructuring Plan, our employees may experience distractions or decreases in employee morale and we may experience increased levels of employee attrition and turnover, which would adversely affect our business. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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

Our business could be adversely affected, directly or indirectly, by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, including both our own manufacturing operations as well as the manufacturing operations of third parties upon whom we rely. To date, the ongoing COVID-19 pandemic has not had a significant, long-term impact on our business. However, any prolonged or worsening effects in the progression of the COVID-19 pandemic could cause a negative impact on our clinical trial timelines, operations, financial condition and prospects. Our clinical trials and those run by our collaborators or other third parties may be affected by delays in investigator recruitment, clinical site initiation, patient screening, or patient enrollment due to challenges associated with the COVID-19 pandemic. Supply chain disruptions or shortages in raw materials and equipment caused by the COVID-19 pandemic may affect our ability to manufacture our products and to supply drug candidates for clinical trials. Throughout the pandemic we have modified our policies to allow our employees to safely work, including remotely when possible, and we may experience unpredictability in our expenses, employee productivity and availability and employee work culture. The COVID-19 pandemic has had a broad impact on global financial markets and could reduce our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from a health epidemic, including the COVID-19 pandemic, could materially affect our business and the value of our common stock.
We continue to actively monitor the ongoing COVID-19 pandemic and applicable government recommendations in light of new developments, including the recently announced intention to end the national emergency and public health emergency declarations in May 2023.

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
We currently derive, and expect to derive in the foreseeable future, substantially all of our revenue to fund our research and development efforts from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:
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
The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 300 U.S. and 1,500 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic's commercialization, the patent may only provide a short period of protection following the commercialization of the covered product.  In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.
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
Although we do not currently have any products on the market, once we begin commercializing our biologic candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payers play a primary role in the recommendation and prescription of any biologic candidates for which we obtain marketing approval. Our current and future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. For more information, see “Business – Government Regulation - Other Healthcare Laws and Regulations.”
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
Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of                 operations.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Governmental policy can also change the commercial potential of our product candidates, including efforts to increase patient access to lower-cost generic and biosimilar drugs. For example, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede generic drug and biosimilar competition. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Legislative and Regulatory Landscape.”

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
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

In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020, when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the ongoing COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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

From time to time, we may also be involved in legal proceedings other than those related to intellectual property, including securities actions or derivative actions or other complaints. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties. There is no guarantee that our insurance coverage for damages resulting from any litigation or the settlement would be sufficient and could result in substantial financial risk to the Company.

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages.We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at December 31, 2022.
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
To the extent that we are found liable for the inappropriate collection, storage, use or disclosure of protected information of individuals (such as employees and/or clinical patients protected by any privacy or data protection law), we could be subject to reputational harm, monetary fines (such as those imposed by the GDPR and CCPA), civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and the development of our biologic candidates could be delayed. In addition, we continue to be subject to new and evolving data protection laws and regulations from a variety of jurisdictions, and there is a risk that our systems and processes for managing and protecting data may be found to be inadequate, which could materially adversely affect our business, financial condition and results of operations.
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
Our stock price is volatile. During the year ended December 31, 2022, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $2.03 to $13.72 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:
•announcement of our 2022 Restructuring Plan;
•announcements of data from, or material developments in, our clinical studies and those of our collaboration partners, including data regarding efficacy and safety, delays in clinical development, regulatory approval or commercial launch – in particular, the results from clinical studies of bempegaldesleukin has had a significant impact on our stock price;
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
At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years. In addition, as a result of our lower stock price, we are no longer a well-known seasoned issuer, which otherwise would allow us to, among other things, file automatically effective shelf registration statements. As a result, any attempt to access the public capital markets will be more expensive and subject to delays.
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
As part of our business, we collect, store and transmit large amounts of confidential information, proprietary data, intellectual property and personal data. Despite the implementation of security measures, our internal computer systems and those of our partners, vendors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other contractors and consultants are vulnerable to loss, damage, denial-of-service, unauthorized access, or misappropriation. Such cybersecurity breaches may be the result of unauthorized activity by our employees and contractors, as well as by third parties who use cyberattack techniques involving malware, hacking and phishing, among others. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of an increase in the number of employees who adopted a remote working environment during the COVID-19 pandemic, which may be less secure and more susceptible to hacking attacks. Our information technology systems, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to natural disasters, terrorism, war and telecommunication and electrical failures. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss of preclinical data or data from any clinical trial involving our biologic candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate and mitigate cybersecurity incidents could be significant.
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
Our operations and performance have been, and may continue to be, affected by global economic conditions, including, for example, adverse global economic conditions resulting from the COVID-19 pandemic. See also the risk factor in this Item 1A titled “Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic.” In addition, our operations and performance may be affected by political or civil unrest or military action, terrorist activity, and unstable governments and legal systems. For example, in late February 2022, Russia commenced a military invasion of Ukraine, and the sustained conflict in Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, has contributed to increased market volatility and uncertainty. In particular, sanctions imposed by the U.S., EU and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. As the conflict in Ukraine continues, there can be no certainty regarding whether the U.S., EU or other governments will impose additional sanctions, or other economic or military measures relating to Russia.
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
Our corporate headquarters, including a substantial portion of our research and development operations, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our advanced polymer conjugate technologies in Huntsville, Alabama. There are no backup facilities for our manufacturing operations located in Huntsville, Alabama. In the event of an earthquake or other natural disaster, political instability, civil unrest, or terrorist event in any of these locations, our ability to manufacture and supply materials for biologic candidates in development and our ability to meet our manufacturing obligations to our customers would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaboration partners and important vendors and suppliers to us or our collaboration partners may also be subject to catastrophic events, such as earthquakes, floods, hurricanes, tornadoes and pandemics any of which could harm our business (including, for example, by disrupting supply chains important to the success of our business), results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.
Item 1B. Unresolved Staff Comments
    None.
Item 2. Properties
California
    We lease a 155,215 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in January 2030. The Mission Bay Facility is our corporate headquarters and also includes our research and development operations.
    We also lease 135,936 square feet of office space in San Francisco (the Third Street Facility), under an operating lease which expires in January 2030, which previously provided additional space to support our research and development activities.
In connection with our 2022 Restructuring Plan, we have consolidated our San Francisco operations in our Mission Bay Facility, and we have vacated our Third Street Facility and certain laboratory and office spaces at our Mission Bay Facility. We are seeking to sublease the vacated spaces, while still maintaining sufficient office and laboratory space to allow our team to develop our proprietary programs.
Alabama
    We currently own facilities consisting of approximately 124,000 square feet in Huntsville, Alabama, which houses laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations as well as manufacturing of APIs for early clinical studies.
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
Holders of Record
    As of February 21, 2023, there were approximately 148 holders of record of our common stock.
Dividend Policy
    We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
    There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2022.
Securities Authorized for Issuance Under Equity Compensation Plans
    Information regarding our equity compensation plans as of December 31, 2022 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
    The following graph compares, for the five year period ended December 31, 2022, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Biotechnology Index and (iii) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2018, December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in the common stock of the Company, the NASDAQ Composite Index, the Nasdaq Pharmaceutical Index, the RDG SmallCap Pharmaceutical Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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
Overview
Strategic Direction of Our Business

Nektar Therapeutics is a clinical stage, research-based drug discovery biopharmaceutical company focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology and unparalleled expertise in polymer chemistry to create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development . Our pipeline of clinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin) and cancer (e.g. NKTR-255). We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

In April 2022, we announced new strategic reorganization and cost restructuring plans (together, the 2022 Restructuring Plan) focused on prioritizing key research and development efforts that will be most impactful to the Company’s future, including our rezpegaldesleukin (previously referred to as NKTR-358) and NKTR-255 programs and several core research programs.
Autoimmune and inflammatory diseases cause the immune system to mistakenly attack and damage healthy cells in a person's body. A failure of the body's self-tolerance mechanisms enables the formation of the pathogenic T lymphocytes that conduct this attack. Our drug candidate rezpegaldesleukin is a potential first-in-class resolution therapeutic that may address this underlying immune system imbalance in people with autoimmune disorders and inflammatory diseases. It is designed to target the interleukin-2 (IL-2) receptor complex in the body in order to stimulate proliferation of powerful inhibitory immune cells known as regulatory T cells (Treg cells). By activating these cells, rezpegaldesleukin may act to bring the immune system back into balance. Rezpegaldesleukin is being developed as a once or twice monthly self-administered injection for a number of autoimmune disorders and inflammatory diseases. In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to develop and commercialize rezpegaldesleukin, pursuant to which we received an initial payment of $150.0 million and are eligible for up to an additional $250.0 million for development and regulatory milestones. We have completed our responsibilities for Phase 1 clinical development and certain drug product development and supply activities. We also share Phase 2 development costs with Lilly, with Lilly responsible for 75% and Nektar responsible for 25% of these costs. Lilly is responsible for the costs of Phase 3 development, but we retain the option to contribute up to 25% of the costs of Phase 3 development on an indication-by-indication basis in order for us to achieve the maximum royalty level under the Lilly Agreement, and further, if approved, we will have the opportunity to receive a royalty rate up to the low twenties percent based upon our Phase 3 development cost contribution and the level of annual global product sales. We have announced our intention to exercise our option to fully fund Nektar’s 25% share of the Phase 3 development costs for rezpegaldesleukin.
Rezpegaldesleukin has advanced to Phase 2 development, which our collaboration partner, Lilly, has carried out in various indications. On February 23, 2023, we announced the topline data from the Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) (Phase 2 Lupus Study). The primary endpoint of the Phase 2 Lupus Study, a >4-points reduction in Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K) score, was not met and Lilly has notified us that it does not intend to advance rezpegaldesleukin into Phase 3 development for SLE. Although the Phase 2 Lupus Study did not meet its primary endpoint, patients within the modified intent-to-treat population, defined as all patients who were randomized and received at least one dose of study medication, that were treated with rezpegaldesleukin demonstrated improvement in SLEDAI-2K score as compared to placebo. Additionally, clinically meaningful improvements were observed in the British Isles Lupus Assessment Group (BILAG)-Based Composite Lupus Assessment (BICLA) response and Lupus Low Disease Activity State (LLDAS) as compared to placebo, and exploratory biomarker data also showed that rezpegaldesleukin led to dose-dependent proliferation of Treg cells, which was consistent with prior studies.
In oncology, we focus on developing medicines that target biological pathways that stimulate and sustain the body’s immune response in order to fight cancer. Our drug candidate NKTR-255 is an investigational biologic that is designed to target the IL-15 pathway in order to activate the body's innate and adaptive immunity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular cytotoxicity molecules as well as to enhance CAR-T therapies. Our development strategy for NKTR-255 is focused on three therapeutic areas: to enhance response to antibody-dependent cellular cytotoxicity (ADCC) mediated therapies by restoring NK cells, to improve CAR-T cell persistency in cellular therapies and to augment response to checkpoint inhibitors.
We are studying NKTR-255 in ADCC combinations in both liquid and solid tumors. We have initiated a Phase 1 dose escalation and expansion study of NKTR-255 in patients with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma where patients are treated with NKTR-255 as a monotherapy or NKTR-255 in combination with daratumumab. We have also initiated a Phase 1/2 study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer where patients are treated with NKTR-255 in combination with cetuximab. In addition, we initiated a Nektar-sponsored Phase 2/3 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma. Two ongoing investigator sponsored trials are evaluating NKTR-255 following treatment with a CAR-T cell therapy. These studies include a Phase 1 study evaluating NKTR-255 in combination with CD19 CAR-T cell therapy in patients with relapsed or refractory large B-cell lymphoma and a Phase 1 study evaluating NKTR-255 in combination with CD19/22 CAR-T cell therapy in patients with relapsed or refractory B-cell acute lymphoblastic leukemia. A third investigator sponsored study is evaluating NKTR-255 in combination with darvulamab in patients with unresectable Stage 3 non-small lung cancer who have received chemoradiation. We are continuing our oncology clinical collaboration with Merck KGaA and Pfizer Inc. to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study.
We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. Our lead research program is focused on developing a tumor necrosis factor (TNF) receptor 2 (TNFR2) agonist antibody. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. Our focus is on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be developed for treatment of autoimmune diseases. In connection with this program, we are targeting IND readiness for a lead TNFR2 agonist antibody candidate by the end of 2023 in order to submit an Investigational New Drug (IND) filing for the first clinical study in 2024. We also plan to continue our preclinical stage NKTR-288 development program. NKTR-288 is an investigational PEG conjugate of the protein interferon gamma that is designed utilizing a site-specific conjugation approach to modify binding of interferon gamma with one of its substrates and to optimize the pharmacodynamic duration of interferon gamma signaling. We believe this program has applications in a number of therapeutic indications including oncology as well as in other infectious diseases.
We have historically derived all of our revenue and substantial amounts of research and development operating capital from our collaboration agreements. In addition to our collaboration with Lilly, we have received upfront and milestone payments under a number of other previous collaboration agreements, several of which have resulted in approved drugs, for which we may continue to manufacture the polymer reagents used in the production of the drug products and may be entitled to royalties for net sales of these approved drugs. However, we have sold the majority of our rights to receive royalties under these arrangements, including:
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
Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. Drug research and development is an inherently uncertain process with a high risk of failure at every stage prior to approval. The timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market opportunities. We continue to actively monitor the ongoing COVID-19 pandemic and applicable government recommendations in light of new developments. If the COVID-19 pandemic is further prolonged or becomes more severe, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our prospects for growth. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A “Risk Factors.”
With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At December 31, 2022, we had approximately $505.0 million in cash and investments in marketable securities.
Results of Operations
Years Ended December 31, 2022 and 2021
The results of operations for the years ended December 31, 2022 and 2021 is presented below. Additional information required by Item 7 for the year ended December 31, 2020 can be found in Item 7 in our Annual Report on Form 10-K for the year December 31, 2021, filed with the SEC on March 1, 2022 and is incorporated herein by reference.

Revenue (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2022	2021	2022 vs. 2021	2022 vs. 2021
Product sales	$20,348	$23,725	$(3,377)	(14)%
Non cash royalty revenue related to the sales of future royalties	69,794	77,746	(7,952)	(10)%
License, collaboration and other revenue	1,913	436	1,477	>100%
Total revenue	$92,055	$101,907	$(9,852)	(10)%
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
    Product sales decreased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to decreased demand from our collaboration partners. We expect product sales for 2023 to be consistent with 2022.
Non-cash Royalty Revenue Related to Sales of Future Royalties
    For a discussion of our Non-cash royalty revenue, please see our discussion below “Non-Cash Royalty Revenue and Non-Cash Interest Expense.”
License, Collaboration and Other Revenue
    License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements and certain research and development activities. The level of license, collaboration and other revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. During the year ended December 31, 2022, we recognized $1.5 million for a license agreement, under which we are entitled to no further consideration. As a result of the recognition of this revenue, revenue increased for the year ended December 31, 2022 as compared to year ended December 31, 2021. We do not expect significant license, collaboration and other revenue for 2023.
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

Revenue by geography (in thousands)
    Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2022	2021
United States	$9,841	$10,114
Rest of World	82,214	91,793
Total revenue	$92,055	$101,907
Cost of goods sold (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Cost of goods sold	$21,635	$24,897	$(3,262)	(13)%
Product gross profit (loss) (1)	$(1,287)	$(1,172)	$(115)	(10)%
Product gross margin	(6)%	(5)%
(1) Percentage change represents a worsening since the negative gross margin has increased.
    Our strategy is to manufacture and supply polymer reagents to our third-party collaborators where we have a strategic development and commercialization relationship or where we derive substantial economic benefit. Typically, we have elected to enter into and maintain those manufacturing relationships associated with long-term collaboration agreements which include multiple sources of revenue, which we view holistically and in aggregate. We have a predominantly fixed cost base associated with our manufacturing activities. As a result, our product gross profit and margin are significantly impacted by the mix and volume of products sold in each period.
    Product gross margin was negative for the years ended December 31, 2022 and December 31, 2021. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the polymer reagent, and we expect this arrangement to continue in future years. We also receive royalty revenue from this collaboration. In each of the years ended December 31, 2022 and 2021, the royalty revenue from this collaboration exceeded the related negative gross margin.
We expect product gross margin to continue to fluctuate in future periods depending on the level and mix of manufacturing orders from our customers. We expect product gross profit to be negative in 2023 as a result of the collaborative arrangement described above.
Research and development expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Research and development expense	$218,323	$400,269	$(181,946)	(45)%
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

    As discussed in Note 1 to our Consolidated Financial Statements, in April 2022, BMS and we decided to discontinue development of bempegaldesleukin in combination with Opdivo® and will wind down the various clinical trials under the BMS Collaboration Agreement, and we also decided to discontinue all other development of bempegaldesleukin. The cost sharing under the BMS Collaboration Agreement remained unchanged through December 31, 2022. Additionally, we have implemented the 2022 Restructuring Plan to reduce our workforce by approximately 70%. As a result of our termination of the development program, research and development expense includes development expenses for bempegaldesleukin only for the first quarter of 2022. For the remaining three quarters of 2022, we reported clinical trial expense, other third-party costs and employee costs for the wind down of the bempegaldesleukin program, net of the reimbursement from BMS, within restructuring, impairment and other costs of terminated program in our Consolidated Statement of Operations.
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

	Clinical Study Status(1)	Year Ended December 31,
		2022	2021
Bempegaldesleukin (CD122-preferential IL-2 pathway agonist)(2)	Terminated	29,614	107,928
NKTR-255 (IL-15 receptor agonist)	Phase 1/2	27,670	25,390
Rezpegaldesleukin (cytokine Treg stimulant)(3)	Phase 1/2	11,148	9,376
Discovery research, manufacturing and other costs	Various	10,812	34,200
Total clinical development, contract manufacturing and other third party costs		79,244	176,894
Personnel, overhead and other costs(4)		103,848	158,732
Stock-based compensation and depreciation		35,231	64,643
Research and development expense		$218,323	$400,269
_______________________________________________________________
(1)Clinical Study Status definitions are provided in Part I, Item 1. Business.
(2)In April 2022, BMS and we terminated the development of the bempegaldesleukin program. Accordingly, development expenses for bempegaldesleukin are reported in research and development expense for the first quarter of 2022 and for the full year of 2021. For the remaining three quarters of 2022, we reported third party costs for the wind down of the bempegaldesleukin program in restructuring, impairment and other costs of terminated program. The amounts for the quarter ended March 31, 2022 and the year ended December, 31, 2021 include net reductions of $15.1 million and $64.3 million, respectively, of development cost reimbursements from BMS under our collaboration, net of our share of BMS’s costs.
(3)The amounts includes our 25% share of costs incurred by Lilly for the Phase 1B and Phase 2 development of rezpegaldesleukin. Lilly is responsible for 75% of costs.
(4)The amounts include reductions of $9.8 million and $37.2 million of employee cost reimbursements from BMS under our collaboration for the quarter ended March 31, 2022 and the year ended December 31, 2021, respectively. For the remaining three quarters of 2022, we reported direct employee costs supporting the wind down of the bempegaldesleukin program in restructuring, impairment and other costs of terminated program.
Because we reported development expenses for bempegaldesleukin in research and development expense for only the quarter ended March 31, 2022, research and development expense decreased significantly for the year ended December 31, 2022 as compared to the year ended December 31, 2021. During the quarter ended March 31, 2022, we recorded $24.9 million as a reduction of research and development expense for the net reimbursement from BMS. Please see our discussion below in Restructuring, impairment and other costs of terminated program for additional information for the remaining three quarters of 2022. For the year ended December 31, 2021, we recorded $101.5 million as a reduction of research and development expense for the net reimbursement from BMS.
The timing and amount of our future clinical trial expenses will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.
In addition to our drug candidates that we plan to evaluate in clinical development during 2023 and beyond, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. Our discovery research organization is identifying new drug candidates across a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies. We also plan from time to time to evaluate opportunities to in-license potential drug candidates from third parties to add to our drug discovery and development pipeline. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.
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
General and administrative expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
General and administrative expense	$92,333	$122,844	$(30,511)	(25)%
    General and administrative expense includes the cost of administrative staffing, pre-commercial (before the termination of the bempegaldesleukin program), finance and legal activities. As discussed in Note 11 to our Consolidated Financial Statements, we have implemented our 2022 Restructuring Plan to reduce our workforce by approximately 70%. As a result of our 2022 Restructuring Plan, the commercial organization was eliminated and all other bempegaldesleukin-related pre-commercialization activities ceased. We report severance and benefit costs for the terminated employees in restructuring, impairment and other costs of terminated program in our Consolidated Statements of Operations. Accordingly, general and administrative expense decreased for the year ended December 31, 2022 compared with the year ended December 31, 2021. We expect general and administrative expense to decrease in 2023 as compared to 2022 due to the termination of the bempegaldesleukin commercial program and reduction in force.

Restructuring, Impairment and Other Costs of Terminated Program (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Restructuring, impairment and other costs of terminated program	$135,930	$—	$135,930	>100%
As discussed in Note 11 to our Consolidated Financial Statements, following the announcements in March and April 2022 that our registrational trials in bempegaldesleukin failed to meet their primary endpoints, on April 25, 2022, we announced strategic reorganization and cost restructuring plans (together, the 2022 Restructuring Plan) to prioritize key Phase 2 development programs, to advance our early stage research pipeline and to reduce our workforce by approximately 70% from approximately 735 to approximately 225 employees. The following table presents the components of restructuring, impairment and other costs of terminated program, as further described and disclosed in Note 11 to our Consolidated Financial Statements (in thousands):

Year Ended December 31, 2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$31,693
Severance and benefit expense	30,904
Impairment of right-of-use assets and property, plant and equipment	65,761
Loss (gain) on sale or disposal of other property, plant and equipment, net	(3,326)
Contract termination and other restructuring costs	10,898
Restructuring, impairment and other costs of terminated program	$135,930
For nine-month period ended December 31, 2022, we recorded a reduction of expense of $20.8 million for the net reimbursement from BMS, primarily for clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program. We will continue to recognize expenses in future periods for the wind down of the bempegaldesleukin program, but we expect these expenses to be significantly lower in 2023 as compared to 2022. For the impairment of right-of-use assets, we will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases, and we may record impairment charges in future periods as these estimates change. We do not expect to recognize any further severance and benefit expense in connection with the 2022 Restructuring Plan, and we do not expect to recognize significant contract termination and other restructuring costs in 2023.
Change in Fair Value of Development Derivative Liability (in thousands except percentages)

	Years Ended December 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Change in fair value of development derivative liability (1)	$33,427	$(8,023)	$41,450	>100%
(1) Percentage change represents a gain on the termination of the derivative.
As discussed in Note 6 to our Consolidated Financial Statements, we remeasured the development derivative liability under our co-development agreement with SFJ to fair value at each reporting date. As of March 31, 2022, due to the results of the bempegaldesleukin trial in metastatic melanoma, we concluded that it was remote that SFJ and we would continue the clinical trial in head and neck cancer. Accordingly, we reduced the liability to zero as of March 31, 2022 and recognized a corresponding gain in the change in fair value of development derivative liability. The agreement was subsequently terminated in May 2022.
The expense recorded for the change in fair value for the year ended December 31, 2021 primarily reflected the accretion of our obligation to potentially pay Success Payments to SFJ using our imputed borrowing rate.

Non-Cash Royalty Revenue, Non-Cash Interest Expense and Loss on Revaluation of Liability (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Non-cash royalty revenue related to the sales of future royalties	$69,794	$77,746	$(7,952)	(10)%
			(Increase)/ Decrease 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
Non-cash interest expense on liabilities related to the sales of future royalties	$(28,911)	$(47,313)	$18,402	(39)%
Loss on revaluation of liability related to the sale of future royalties	$—	$(24,410)	$24,410	(100)%
    As discussed in Note 7 to our Consolidated Financial Statements, we recognize non-cash royalty revenue and non-cash interest expense for the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement.
Non-cash royalty revenue decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to lower net sales of the drug products for which we are entitled to royalties. Non-cash interest expense decreased significantly for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the decrease in the effective interest rate for the 2012 Purchase and Sale Agreement.
2012 Purchase and Sale Agreement
Non-cash royalty revenue for the 2012 Purchase and Sale Agreement resulting from net sales of CIMZIA® and MIRCERA® for the year ended December 31, 2022 decreased as compared to the year ended December 31, 2021 due to a decrease in the net sales of CIMZIA® and MIRCERA®. Non-cash interest expense for the 2012 Purchase and Sales Agreement decreased significantly for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the lower effective interest rate as a result of the revaluation of the liability.
As discussed in Note 7 to our Consolidated Financial Statements, to resolve UCB's challenges to our patents and their resulting obligation to pay us the royalties on net sales of CIMZIA® which we had sold to RPI, RPI and UCB negotiated a reduction in the royalty term and decreased royalty rates over the remaining term, which was implemented through the Settlement Agreement between UCB and us in October 2021. As a result of accounting for the Settlement Agreement as a debt modification, we remeasured the liability to fair value based on the present value of the royalty payments to RPI after the modification, discounted at a rate of 16%. The recognition of the loss on the revaluation has no effect on our cash flows, and the net income statement effect over the term of 2012 Purchase and Sale Agreement remains unchanged.
Over the term of this arrangement, the net proceeds of the transaction of $114.0 million, consisting of the original proceeds of $124.0 million, net of $10.0 million in payments from us to RPI, is amortized as the difference between the non-cash royalty revenue and the sum of the non-cash interest expense and the loss on the revaluation of the liability. To date, we have amortized $58.8 million of the net proceeds. There are a number of factors that could materially affect our estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of CIMZIA® and MIRCERA®. After the modification, we continue to periodically assess future non-cash royalty revenues, and we will adjust any such change in our estimated interest rate prospectively based on our best estimates of future non-cash royalty revenue such that future non-cash interest expense will amortize the remaining $55.2 million of the net proceeds, since all changes in the royalties are absorbed by RPI. As of December 31, 2022, our prospective estimated interest rate is 10%.
Before the modification, we had increased our forecasts of future non-cash royalties at various intervals, primarily due to sales of CIMZIA® exceeding previous expectations. Due to these increases in estimated future royalties, we increased the prospective effective interest rate from 17% at inception to 48% as of the modification date. In connection with the modification and the reduction in the royalty rate and the royalty term, the net present value of the modified royalty stream, discounted at the fair market value discount rate of 16%, is higher than the prior liability balance. The difference of $23.5 million was reported as a loss on the revaluation of the liability. We also wrote off the remaining $0.9 million of unamortized transaction costs.

2020 Purchase and Sale Agreement
Non-cash royalty revenue and non-cash interest expense for the 2020 Purchase and Sale Agreement decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease in non-cash royalty revenue reflects net decreases in the net sales of the underlying drug products, and the decrease in non-cash interest expense reflects the lower liability balance as it is amortized over the remaining life of the arrangement.
The 2020 Purchase and Sale Agreement provides for a capped return sale arrangement under which the 2020 Purchase and Sale Agreement will automatically expire, and HCR’s right to receive the sold royalties will cease when HCR has received payments equaling $210.0 million (the 2025 Threshold), if the 2025 Threshold is achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold is not achieved on or prior to December 31, 2025. Our estimate of the imputed interest rate reflects our best estimates of future royalties to achieve the respective cap. As of December 31, 2022, our prospective estimated interest rate is 20%.
Interest Income and Other Income (Expense), net (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Interest income and other income (expense), net	$6,667	$2,569	$4,098	>100%
Interest income and other income (expense), net increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increases in market interest rates, which was partially offset by lower investment balances as we have utilized our cash to fund our operations. We expect that our interest income and other income (expense), net will increase for 2023 compared to 2022 due to the anticipated continued higher interest rates.
Income Tax Expense (in thousands, except percentages)

	Year Ended December 31,		Increase/ (Decrease) 2022 vs. 2021	Percentage Increase/ (Decrease) 2022 vs. 2021
	2022	2021
Provision for income taxes	$3,215	$557	$2,658	>100%
    For the years ended December 31, 2022 and 2021, our income tax expense primarily results from our foreign operations. For the year ended December 31, 2022, our expense primarily represents taxes associated with our decision to close our research and development operations in India, including income taxes on the gain on the sale of the facility and estimated withholding taxes on the repatriation of the funds from India. Due to our expected net loss in 2023, we expect income tax expense to be lower for 2023 as compared to 2022.
Liquidity and Capital Resources
    We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of December 31, 2022, we had approximately $505.0 million in cash and investments in marketable securities.
We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.
We expect the clinical development of our drug candidates, including rezpegaldesleukin and NKTR-255, will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with BMS, development cost reimbursements from BMS, and a $150.0 million upfront payment from Lilly for our collaboration agreement for rezpegaldesleukin. In the future, we have the opportunity to receive up to $250.0 million in milestone payments under our collaboration agreement with Lilly.

Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for rezpegaldesleukin and NKTR-255; the sales levels for those products (for both wholly owned products such as NKTR-255 and for licensed products such as rezpegaldesleukin for which we are entitled to royalties), if and when they are approved; whether, when and on what terms we are able to enter into new collaboration transactions; expenses being higher than anticipated; unplanned expenses and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations; and cash receipts, including sublease income, being lower than anticipated.
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
As a result of our 2022 Restructuring Plan, we have executed subleases for a portion of our excess laboratory spaces and are seeking to sublease additional laboratory and office space. For our vacant office space on Third St., however, there is significant uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. The San Francisco Bay Area office lease market has been negatively impacted by economic uncertainties, particularly impacting the technology industry, and the change in work habits due to the COVID-19 pandemic, as employees continue to work remotely.
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
Prior to the filing of this Annual Report on Form 10-K, we had an effective shelf registration statement on Form S-3 (the 2021 Shelf Registration Statement) on file with the Securities and Exchange Commission. The 2021 Shelf Registration Statement permitted the offering, issuance and sale by us of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, all of which could be offered, issued and sold in “at-the-market” sales pursuant to an equity distribution agreement with Cowen and Company, LLC (the Equity Distribution Agreement). No securities were sold under the 2021 Shelf Registration Statement or the Equity Distribution Agreement. Because we are no longer a well-known seasoned issuer, the 2021 Shelf Registration Statement will no longer be available for us to offer and sell securities pursuant to the 2021 Shelf Registration Statement following the filing of this Annual Report on Form 10-K.
Cash flows from operating activities
    Cash flows used in operating activities for the years ended December 31, 2022 and 2021 totaled $304.0 million and $412.7 million, respectively.
    We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will decrease for 2023 as compared to 2022 because we do not expect any further costs for the wind down of the bempegaldesleukin program and the various cost restructuring activities described above to be significant.
Cash flows from investing activities
During the years ended December 31, 2022 and 2021, the maturities and sales of our investments, net of purchases, totaled $358.3 million and $217.8 million, respectively, which we used to fund our operations. Our maturities and sales of investments, net of purchases were lower during the year ended December 31, 2021 as compared to the year ended December 31, 2022, because we purchased securities in early 2021, utilizing the $150.0 million in proceeds from the 2020 Purchase and Sale Agreement that were included in cash equivalents at December 31, 2020.
We paid $5.7 million and $15.0 million for the purchase or construction of property, plant and equipment in the years ended December 31, 2022 and 2021, respectively. We also received $13.2 million from the sales of property, plant and equipment, primarily from the sale of our research and development facility in India.

Cash flows from financing activities
We received proceeds from issuance of common stock related to our employee option and stock purchase plans of $0.8 million and $33.2 million in the years ended December 31, 2022 and 2021, respectively. Additionally, during the years ended December 31, 2022 and 2021, we received $0.8 million and $3.0 million, respectively, from SFJ pursuant to our co-development agreement.
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
Impairment of Long-Lived Assets
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
As discussed in Note 11, in connection with our 2022 Restructuring Plan, we have consolidated our San Francisco operations in our Mission Bay Facility, and we have vacated our Third St. Facility and certain laboratory and office spaces at our Mission Bay Facility. We are seeking to sublease the vacated spaces, while still maintaining sufficient office and laboratory space to allow our team to develop our proprietary programs. As a result, we reviewed each of our vacated spaces for impairment as of May 31, 2022, when management had determined which spaces we would seek to sublease, and subsequently at each reporting date or as facts and circumstances changed. As part of our impairment evaluation of each vacated space, we separately compared the estimated undiscounted income to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily leasehold improvements (collectively, sublease assets). We estimated sublease income using market participant assumptions, including the length of time to enter into a sublease and sublease payments, which we evaluated using sublease negotiations or agreements when applicable, current real estate trends and market conditions. If such income exceeded the net book value of the related assets, we did not record an impairment charge. Otherwise, we recorded an impairment charge by reducing the net book value of the assets to their estimated fair value, which we determined by discounting the estimated sublease cash flows using the estimated borrowing rate of a market participant subtenant, which we estimated to be 6.4% and 7.9% as of May 31, 2022 and December 31, 2022, respectively. Determination of these key assumptions is complex and highly judgmental.
For certain impairment charges, we used the terms of active sublease negotiations or agreements to estimate sublease income. However, for our facility at 360 Third. St., which represents the substantial majority of our impairment charges for the year ended December 31, 2022, we developed our estimates of the time to enter into a sublease and sublease payments, including estimated free rent periods, based on current real estate trends and market conditions. Accordingly, if our estimates for the time to enter the sublease and estimated free rent periods were longer (shorter), the impairment charge would be higher (lower), and if our estimates for the rental rates were lower (higher), the impairment charge would be higher (lower). Given the current office lease market rental conditions in San Francisco and the larger Bay Area, our estimates are subject to significant uncertainty. The ultimate amount of sublease income may be significantly lower or higher than the amounts used to record our impairment charges, and we may record additional impairment charges in future periods as our estimates change or when we enter into sublease negotiations or execute a sublease agreement.
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
We have concluded that our collaboration agreements with BMS and Lilly fall within the scope of ASC 808. We concluded that the upfront and milestone payments under these arrangements fall within the scope of ASC 606 and therefore recognize these payments as revenue in license, collaboration and other revenue. However, due to the collaborative nature of our joint development and commercialization of bempegaldesleukin, we recognize the reimbursements we receive from BMS for their share of the costs that we incur for the development, manufacturing and commercialization of bempegaldesleukin as a reduction of research and development expense; general and administrative expense; or restructuring, impairment and other costs of terminated program, as applicable.
Revenue Recognition
    We recognize license, collaboration and other research revenue, including the upfront fees and milestone payments based on the facts and circumstances of each contractual agreement. At the inception of each agreement, we determine which promises represent distinct performance obligations, for which management must use significant judgment. Additionally, at inception and at each reporting date thereafter, we must determine and update, as appropriate, the transaction price, which includes variable consideration such as development and commercial launch milestones. We must use judgment to determine when to include the variable consideration for these milestones in the transaction price such that inclusion of such variable consideration will not result in a significant reversal of revenue recognized when the contingency surrounding the variable consideration is resolved. To date, we have not included the milestones from Lilly in the transaction price due to the significant uncertainties involved with clinical development and regulatory approval. We generally do not believe that we would update the transaction price before events that are outside of our control occur, such as the release of clinical trial results, regulatory acceptance of a BLA or similar filing or regulatory approval. However, if these results are positive, we may conclude that certain milestones meet the recognition requirements for inclusion in the transaction price and therefore we would recognize them as revenue before the milestone event occurs and the payment becomes due to us, provided that the achievement of the milestone is within our control.
Accrued Clinical Trial Expenses
    We record an accrued expense for the estimated unbilled costs of our clinical study activities performed by third parties and significant delays between these expenses being incurred and the timing of vendor submission of invoices to us. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients and completion of certain clinical trial activities. We generally recognize costs associated with the start-up and reporting phases of the clinical trials as incurred. We generally accrue costs associated with the treatment phase of clinical trials based on the estimated activities performed by our third party vendors, including our contract research organizations. We may also accrue expenses based on the total estimated cost of the treatment phase on a per patient basis and expense the per patient cost ratably over the estimated patient treatment period. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses ratably over the service period, as we believe that this methodology may be more reflective of the timing of costs incurred.
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
Debt Modification
    As discussed in Note 7 to our Consolidated Financial Statements, to resolve UCB’s challenges to our patents and their resulting obligation to pay us the royalties on net sales of CIMZIA® which we had sold to RPI, RPI and UCB negotiated a reduction in the royalty term and decreased royalty rates over the remaining term. This negotiation was implemented through the Letter Agreement between RPI and us, which permitted us to enter into the Settlement Agreement with UCB in October

2021. When we initially sold our rights to receive royalties to RPI, we concluded that we should account for the transaction as debt under ASC 450-10 Debt (ASC 450) due to our continuing involvement in the generation of the royalties due to our obligation to manufacture the polymer reagent purchased by UCB for the production of CIMZIA®. Since this obligation remained unchanged as a result of the Settlement Agreement, we concluded that we should account for the Letter Agreement within the scope of ASC 450.
In our assessment, we concluded that the Letter Agreement represented a modification of the 2012 Purchase and Sale Agreement, since RPI had agreed to reduced royalty payments. Since our estimates of the present value of the reduction in the future royalties exceeded 10% of our estimates of the present value of the royalties before the modification (including the royalties from MIRCERA® which remain unchanged as a result of these agreements), we concluded that we should treat the modification as an extinguishment of the prior liability and recognize a new liability based on the revised royalty payments and term, discounted to fair value. The estimation of the fair value required us to develop estimates of the future sales of CIMZIA® and MIRCERA® over the remaining royalty terms, as well as to estimate an appropriate discount rate. Since no active, traded markets exist for arrangements of this nature, we concluded that the 2020 Purchase and Sale Arrangement was economically similar enough to the modified 2012 Purchase and Sale Agreement to use as a basis for the discount rate because the products under both arrangements are well established drugs and the duration of the arrangements are similar. Accordingly, we utilized our estimated imputed interest rate of 16% from the inception of the 2020 Purchase and Sale Agreement as the discount rate to estimate the fair value of the modified 2012 Purchase and Sale Agreement.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Inflation Risk
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
    A hypothetical 50 basis point increase in interest rates would result in an approximate $0.6 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2022. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2022. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $1.8 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2021.
    As of December 31, 2022, we held $427.7 million of available-for-sale investments, excluding money market funds, with an average time to maturity of four months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash, the timing of the maturities of our investments and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis.
Foreign Currency Risk
As a result of the sale of our research and development facility in India, we have significant cash and investment balances in India that we intend to repatriate as part of our closure of this entity. We are subject to foreign currency exchange risk until we can repatriate these funds.
The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we have contracts with contract manufacturing organizations in Europe and incur costs from sites in a variety of international locations which are paid in their respective local currencies. Additionally, until the closure and sale of our research and development facility in India, a portion of our operations consisted of research and development activities outside the United States, with transactions in the Indian Rupee. Accordingly, we are subject to foreign currency exchange risk for these transactions.
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

Item 8. Financial Statements and Supplementary Data
NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Nektar Therapeutics
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Accounting for cost-sharing under the Bristol-Myers Squibb (BMS) Collaboration Agreement

Description of the Matter
The Company and Bristol-Myers Squibb Company (BMS) both conduct research and development activities under a Strategic Collaboration Agreement for bempegaldesleukin (NKTR-214). As more fully explained in Note 10 to the consolidated financial statements, the Company and BMS share certain internal and external development costs under the collaboration agreement. As discussed in Note 10 to the consolidated financial statements, subsequent to the receipt of the unsuccessful results from the clinical trials studying bempegaldesleukin, Nektar and BMS decided to discontinue bempegaldesleukin. The decision to terminate the program did not modify the cost-sharing provisions under the Strategic Collaboration Agreement. The Company’s research and development costs include external actual and estimated Clinical Research Organizations (“CRO”) and Contract Manufacturing Organization (“CMO”) costs in addition to internal employee costs. BMS provides reports to support their research and development activities performed and costs incurred in the relevant period under the terms of the agreement. Estimates included in each party’s research and development costs are trued-up to actuals by each party when known. Eligible costs incurred by each party during the reporting period are offset and the net amount is owed to the party with the higher net costs. The Company has a net receivable of $4.2 million from BMS under the collaboration as of December 31, 2022. During the three-month period ended March 31, 2022, the net amount of BMS’ reimbursement of collaboration expense is recorded as a reduction of research and development expense. As discussed in Note 11 to the consolidated financial statements, beginning in the three-month period ending June 30, 2022, Nektar began reporting the external actual and estimated third-party and internal employee costs incurred in connection with the wind down of the bempegaldesleukin program within restructuring, impairment and other costs of terminated program. During the first quarter of 2022, the Company recorded $24.9 million as a reduction of research and development expenses for BMS’ share of the Company’s research and development expenses, net of the Company’s share of BMS’ research and development expenses. For the remaining nine-month period ended December 31, 2022, the Company recorded $20.8 million as a reduction of restructuring, impairment and other costs of terminated program for BMS’ share of the external actual and estimated third party and internal employee costs for the wind down of bempegaldesleukin, net of the Company’s share of BMS’ wind down costs.

Auditing the cost-sharing under the collaboration agreement was especially challenging because of the complexity of the data used by the Company for determining the actual and estimated research and development and bempegaldesleukin program wind down costs that are eligible for reimbursement under the collaboration agreement. These costs include management’s judgment regarding the estimated third-party contract service costs for clinical research and contract manufacturing incurred during the reporting period. Additionally, the Company evaluates the costs incurred and activities performed by BMS to assess their eligibility for reimbursement under the agreement.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of controls over the accounting for the cost-sharing conducted under the collaboration agreement, including the Company’s assessment and measurement of its and BMS’s activities performed and costs incurred that are eligible for reimbursement. This includes conducting meetings with program management and clinical operations personnel to determine the activity incurred to date under the collaboration and substantiating the calculation of eligible costs and activities.

Our audit procedures included, among others, testing the eligibility of the Company’s cost billed to BMS against the terms of the agreement. We met with Company personnel and reviewed meeting minutes to understand discussions held with BMS during various committee meetings to corroborate our knowledge of the collaboration and wind down related activities that have occurred to date. We tested the activities reported by the Company and BMS for appropriate classification and disclosure under the collaboration agreement. We obtained an external confirmation from BMS for the net amount owed to the Company.

Impairment of Long-Lived Assets

Description of the Matter
As discussed in Note 11 to the consolidated financial statements, during the current year the Company announced the unsuccessful results from the clinical trials studying bempegaldesleukin in combination with Opdivo under their Strategic Collaboration Agreement with Bristol-Myers Squibb Company (BMS). As a result, the Company decided to discontinue all of their ongoing clinical trials of bempegaldesleukin. Subsequently, the Company announced a strategic reorganization and cost restructuring plan whereby the Company implemented certain strategic, operational and organizational steps to advance their ongoing early-stage research and a plan to significantly reduce their workforce and consolidate office spaces. For the year ended December 31, 2022, the Company recorded an impairment charge of $65.8 million related to the right-of-use assets and property, plant and equipment.

We identified the impairment of right-of-use assets as a critical audit matter. Auditing the Company’s impairment model of right-of-use assets was complex due to the subjectivity of certain unobservable assumptions utilized to estimate the fair value of the right-of-use assets. In particular, determining the length of time to enter into a sublease and market rental rates of a market subtenant utilized in the computation of the fair value of the right-of-use-assets involve complexity due to difficulty in obtaining estimated current market rental rates and forecasting future real estate trends.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s long-lived assets impairment evaluation, including controls over the length of time to enter into a sublease and market rental rates of a market subtenant.

Our audit procedures related to management’s computation of the estimated fair value of the right-of-use assets included, among others, evaluating the appropriateness of the methodology utilized by management to estimate the fair value of the right-of-use assets. We evaluated the accuracy and consistency of the application of the Company’s model to estimate the fair value of the right-of-use assets including the estimated length of time to enter into a sublease and the estimated market rental rates. For vacated Company office spaces that were not sublet as of the end of the year, we involved a specialist to assist in evaluating the appropriateness of the estimated rental market rates and estimated length of time to enter into a sublease utilized by the Company in their impairment assessment.

Accounting for accrued research and development expenses

Description of the Matter	As more fully described in Note 1 to the consolidated financial statements, the Company records expenses and accruals for estimated costs of research and development activities, including third party contract services costs for clinical research and contract manufacturing. Clinical trial and contract manufacturing activities performed by third parties are expensed based upon estimates of work completed in accordance with agreements with the respective Clinical Research Organization (“CRO”) or Contract Manufacturing Organization (“CMO”). Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations including cost incurred in connection with the wind down of the bempegaldesleukin program are appropriate as of period end. Monitoring the cost incurred by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements. Additionally, beginning in the second quarter of 2022, following the Company’s decision to terminate the bempegaldesleukin development program, the Company recorded costs related to winding down the bempegaldesleukin program in restructuring, impairment and other costs of terminated program in the Consolidated Statements of Operations. During 2022, the Company incurred $31.7 million in clinical trial expense, other third-party and employee cost for the wind down of the bempegaldesleukin program. The Company recorded an accrued liability of $12.3 million for accrued clinical trial expenses as of December 31, 2022.

Auditing the accounting for accrued clinical trial expense is complex because of the high volume of data used in management’s estimates to develop their estimates and verifying the cost and extent of unbilled work performed during the reporting period. In particular, testing the completeness and presentation of bempegaldesleukin wind down expense required an increased extent of effort that included procedures to verify the cost of unbilled work performed during the reporting period and evaluate the appropriateness of the classification of wind down cost.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for accrued research and development expenses and accounting for bempegaldesleukin clinical trial wind down expense including controls over the presentation of cost incurred in connection with clinical trial wind down activities. This assessment was done with the Company’s financial and operational personnel to determine the appropriate status of wind down activities and estimated accrual of costs.

To test the Company’s accounting for bempegaldesleukin clinical trial wind down expenses, our audit procedures included, among others, obtaining supporting evidence from third parties of the research and development activities performed for significant clinical trials. We agreed, on a sample basis, the Company schedules to evidence received from third parties and invoices in order to evaluate the accuracy of the data included in the company schedules and to verify proper classification of bempegaldesleukin clinical trial wind down expense. We met with clinical personnel to understand the status of significant bempegaldesleukin clinical trials. We also tested a sample of subsequent payments by agreeing the invoice to the original accrual and the invoice payments to bank statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

San Mateo, California
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on Internal Control Over Financial Reporting

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nektar Therapeutics (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California
February 28, 2023

NEKTAR THERAPEUTICS
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$88,227	$25,218
Short-term investments	416,750	708,737
Accounts receivable	5,981	22,492
Inventory	19,202	15,801
Other current assets	15,808	23,333
Total current assets	545,968	795,581
Long-term investments	—	64,828
Property, plant and equipment, net	32,451	60,510
Operating lease right-of-use assets	53,435	117,025
Goodwill	76,501	76,501
Other assets	2,245	2,744
Total assets	$710,600	$1,117,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,980	$9,747
Accrued compensation	9,582	15,735
Accrued clinical trial expenses	12,262	26,809
Other accrued expenses	14,713	15,468
Operating lease liabilities, current portion	18,667	17,441
Total current liabilities	68,204	85,200
Operating lease liabilities, less current portion	112,829	125,736
Development derivative liability	—	27,726
Liabilities related to the sales of future royalties, net	155,378	195,427
Other long-term liabilities	7,551	3,592
Total liabilities	343,962	437,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at December 31, 2022 or 2021	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 188,560 shares and 185,468 shares issued and outstanding at December 31, 2022 and 2021, respectively	19	19
Capital in excess of par value	3,574,719	3,516,641
Accumulated other comprehensive loss	(6,907)	(4,157)
Accumulated deficit	(3,201,193)	(2,832,995)
Total stockholders’ equity	366,638	679,508
Total liabilities and stockholders’ equity	$710,600	$1,117,189
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Product sales	$20,348	$23,725	$17,504
Royalty revenue	—	—	30,999
Non-cash royalty revenue related to the sales of future royalties	69,794	77,746	48,563
License, collaboration and other revenue	1,913	436	55,849
Total revenue	92,055	101,907	152,915
Operating costs and expenses:
Cost of goods sold	21,635	24,897	19,477
Research and development	218,323	400,269	408,678
General and administrative	92,333	122,844	104,682
Restructuring, impairment and other costs of terminated program	135,930	—	45,189
Total operating costs and expenses	468,221	548,010	578,026
Loss from operations	(376,166)	(446,103)	(425,111)
Non-operating income (expense):
Change in fair value of development derivative liability	33,427	(8,023)	—
Non-cash interest expense on liabilities related to the sales of future royalties	(28,911)	(47,313)	(30,267)
Loss on revaluation of liability related to the sale of future royalties	—	(24,410)	—
Interest income and other income (expense), net	6,667	2,569	18,282
Interest expense	—	—	(6,851)
Total non-operating income (expense), net	11,183	(77,177)	(18,836)
Loss before provision for income taxes	(364,983)	(523,280)	(443,947)
Provision for income taxes	3,215	557	493
Net loss	$(368,198)	$(523,837)	$(444,440)

Basic and diluted net loss per share	$(1.97)	$(2.86)	$(2.49)
Weighted average shares outstanding used in computing basic and diluted net loss per share	187,138	183,298	178,581
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(368,198)	$(523,837)	$(444,440)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(1,114)	(1,568)	(927)
Net foreign currency translation gain (loss)	(1,636)	(294)	(363)
Other comprehensive income (loss)	(2,750)	(1,862)	(1,290)
Comprehensive loss	$(370,948)	$(525,699)	$(445,730)
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	176,505	$17	$3,271,097	$(1,005)	$(1,864,718)	$1,405,391
Shares issued under equity compensation plans	3,586	1	23,372	—	—	23,373
Stock-based compensation	—	—	94,261	—	—	94,261
Comprehensive loss	—	—	—	(1,290)	(444,440)	(445,730)
Balance at December 31, 2020	180,091	18	3,388,730	(2,295)	(2,309,158)	1,077,295
Shares issued under equity compensation plans	5,377	1	33,237	—	—	33,238
Stock-based compensation	—	—	94,674	—	—	94,674
Comprehensive loss	—	—	—	(1,862)	(523,837)	(525,699)
Balance at December 31, 2021	185,468	19	3,516,641	(4,157)	(2,832,995)	679,508
Shares issued under equity compensation plans	3,092	—	758	—	—	758
Stock-based compensation	—	—	57,320	—	—	57,320
Comprehensive loss	—	—	—	(2,750)	(368,198)	(370,948)
Balance at December 31, 2022	188,560	$19	$3,574,719	$(6,907)	$(3,201,193)	$366,638
The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(368,198)	$(523,837)	$(444,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(69,794)	(77,746)	(48,563)
Non-cash interest expense on liabilities related to sales of future royalties	28,911	47,313	30,267
Loss on revaluation of liability related to the sale of future royalties	—	24,410	—
Change in fair value of development derivative liability	(33,427)	8,023	—
Non-cash research and development expense	4,951	16,703	—
Stock-based compensation	57,320	94,674	94,261
Depreciation and amortization	13,030	14,146	14,182
Deferred income tax expense	2,708	(102)	(36)
Impairment of right-of-use asset and property, plant and equipment	65,761	—	—
(Gain) loss on sale or disposal of property, plant and equipment, net	(3,326)	—	—
Impairment of advance payments to contract manufacturers and equipment for terminated program	—	—	20,351
Amortization of premiums (discounts), net and other non-cash transactions	(2,435)	6,730	3,943
Changes in operating assets and liabilities:
Accounts receivable	16,511	12,397	1,913
Inventory	(3,401)	(509)	(2,627)
Operating leases, net	(2,680)	2,340	2,743
Other assets	6,906	(2,586)	4,512
Accounts payable	3,103	(11,690)	2,382
Accrued compensation	(6,153)	1,203	4,697
Other accrued expenses	(12,734)	(23,524)	8,644
Deferred revenue	(1,060)	(605)	(5,516)
Net cash used in operating activities	(304,007)	(412,660)	(313,287)
Cash flows from investing activities:
Purchases of investments	(467,914)	(960,689)	(987,533)
Maturities of investments	826,229	1,166,951	1,449,304
Sales of investments	—	11,504	41,700
Purchases of property, plant and equipment	(5,676)	(14,989)	(7,258)
Sales of property, plant and equipment	13,196	—	—
Net cash provided by investing activities	365,835	202,777	496,213
Cash flows from financing activities:
Proceeds from sale of future royalties, net of $3.8 million of transaction costs	—	—	146,250
Repayment of senior notes	—	—	(250,000)
Cash receipts from development derivative liability	750	3,000	—
Proceeds from shares issued under equity compensation plans	758	33,238	23,396
Net cash provided by (used in) financing activities	1,508	36,238	(80,354)
Effect of foreign exchange rates on cash and cash equivalents	(327)	(92)	20
Net increase (decrease) in cash and cash equivalents	63,009	(173,737)	102,592
Cash and cash equivalents at beginning of year	25,218	198,955	96,363
Cash and cash equivalents at end of year	$88,227	$25,218	$198,955
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$9,742
Cash paid for income taxes	$272	$325	$539
Operating lease right-of-use assets recognized in exchange for lease liabilities	$—	$1,057	$2,133
Accounts receivable recognized in exchange for long-term liabilities	$—	$—	$4,000
    The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 1 — Organization and Summary of Significant Accounting Policies
Organization
    We are a research-based biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We are developing a pipeline of drug candidates that utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our research and development pipeline of new investigational drugs includes innovative medicines in the field of immunotherapy.
    Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2022, we had approximately $505.0 million in cash and investments in marketable securities.
Results of Bempegaldesleukin Program and the 2022 Restructuring Plan
In March and April 2022, we announced the unsuccessful results from our clinical trials studying bempegaldesleukin in combination with Opdivo® under our Strategic Collaboration Agreement with Bristol-Myers Squibb Company (BMS). Based on these results, we decided to discontinue all of our ongoing clinical trials of bempegaldesleukin in combination with checkpoint inhibitors and tyrosine kinase inhibitors. In April 2022, we also announced new strategic reorganization and cost restructuring plans (together, the 2022 Restructuring Plan) for the Company’s future:
•On March 14, 2022, BMS and we announced that the registrational trial for bempegaldesleukin in combination with Opdivo® in metastatic melanoma did not meet its primary endpoints and that BMS and we decided to discontinue the registrational trials in metastatic melanoma and adjuvant melanoma. See Note 10 for additional information on our BMS Collaboration Agreement.
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
•On April 14, 2022, we announced that, in consultation with SFJ Pharmaceuticals and based upon a recommendation from an independent Data Monitoring Committee, we decided to discontinue our Phase 2/3 study in bempegaldesleukin in combination with Keytruda® in patients with metastatic or unresectable recurrent squamous cell cancer of the head and neck under our Co-Development Agreement with SFJ Pharmaceuticals. See Note 6 for additional information regarding our Co-Development Agreement with SFJ Pharmaceuticals.
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
•On April 25, 2022, we announced our 2022 Restructuring Plan, which was reviewed and approved by our Board of Directors on April 14, 2022. Pursuant to the 2022 Restructuring Plan, on April 26, 2022, our duly authorized officers implemented certain strategic, operational and organizational steps, including the prioritization of key Phase 2 development programs to advance our early stage research pipeline. In addition, we announced our plan to reduce our workforce by approximately 70% and to close our research facility in India.
We have incurred significant costs resulting from these decisions and plans. See Note 11 for additional information on the effect of the 2022 Restructuring Plan on our Consolidated Financial Statements.
Basis of Presentation, Principles of Consolidation and Use of Estimates
    Our Consolidated Financial Statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions in consolidation.

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
    Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the years ended December 31, 2022, 2021 and 2020.
    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. Our estimates include those related to the selling prices of performance obligations and amounts of variable consideration in collaboration agreements, royalty revenue, and other assumptions required for revenue recognition as described further below; the net realizable value of inventory; the fair value and impairment of investments, goodwill and long-lived assets; contingencies, accrued clinical trial, contract manufacturing and other expenses; income taxes; non-cash royalty revenue and non-cash interest expense from our liabilities related to our sales of future royalties; assumptions used in the valuation of our development derivative liability as further described in Note 6; our assumptions used in stock-based compensation; and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, we assess estimates each period, update them to reflect current information, and will generally reflect any changes in estimates in the period first identified.
Fair Value of Financial Instruments
The recorded amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. We record available-for-sale investments and cash equivalents at their estimated fair values, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. As further described in Note 11, we estimated the fair value of our lease assets for recognizing impairment charges based on management’s estimates of several unobservable inputs, including estimated time to enter a sublease, sublease rental rates and free rent periods. As further described in Note 6, we recorded the development derivative liability at its estimated fair value based on management’s estimates of several unobservable inputs, including the probabilities of success of clinical trials and various other inputs.
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
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For the years ended December 31, 2022 and 2021, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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
For our available-for-sale securities, we have significant concentrations of issuers in the banking and financial services industry. While our investment policy requires that we only invest in highly-rated securities and limit our exposure to any single issuer, a variety of factors may materially affect the financial condition of issuers. Additionally, pursuant to our investment policy, we may sell securities before maturity if the issuer’s credit rating has been downgraded below our minimum credit rating requirements, which may result in a loss on the sale. Accordingly, if factors result in downgrades below our minimum credit rating requirements and if we decide to sell these securities, we may experience losses on such sales.
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
Accounts Receivable and Significant Customer Concentrations
    Our customers are primarily pharmaceutical and biotechnology companies that are primarily located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), other contingent payments, as well as reimbursable costs from collaborative research and development agreements. Our accounts receivable included $4.2 million and $21.4 million for unbilled net expense reimbursements from our collaboration partner Bristol-Myers Squibb Company (BMS) as of December 31, 2022 and December 31, 2021, respectively. The remaining accounts receivable related primarily to product sales. We perform a regular review of our partners’ credit risk and payment histories when circumstances warrant, including payments made subsequent to year-end. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts, although historically we have not experienced credit losses from our accounts receivable.
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
    We are dependent on our suppliers and contract manufacturers to provide raw materials and drugs of appropriate quality and reliability and to meet applicable contract and regulatory requirements. In certain cases, we rely on single sources of supply of one or more critical materials. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our drug candidates, our ability to supply comparator drugs for our clinical trials, or our ability to meet our supply obligations could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.
Restructuring
We recognize restructuring charges related to reorganization plans that have been committed to by management when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for:

•contractual employee termination benefits provided that the obligations result from services already rendered based on vested rights to such benefits when the payment of benefits becomes probable and the amount can be reasonably estimated;
•one-time employee termination benefits on the communication date from management to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn;
•contract termination costs when we cancel the contract in accordance with its terms; and
•costs to be incurred over the remaining contract term without economic benefit to us at the cease-use date.
For one-time employee terminations benefits, we recognize the liability in full on the communication date when future services are not required or amortize the liability ratably over the service period, if required. The fair value of termination benefits reflects our estimates of expected utilization of certain Company-funded post-employment benefits.
See Note 11 for additional information on the severance expense that we recognized for employees terminated in connection with our 2022 Restructuring Plan.
Long-Lived Assets
    We report property, plant and equipment at cost, net of accumulated depreciation. We capitalize major improvements and expense maintenance and repairs as incurred. We generally recognize depreciation on a straight-line basis. We depreciate manufacturing, laboratory and other equipment over their estimated useful lives of generally three to ten years, depreciate buildings over the estimated useful life of generally twenty years and amortize leasehold improvements over the shorter of the estimated useful lives or the remaining term of the related lease.
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
    We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the case of property, plant and equipment and right-of-use assets for our leases, we determine whether there has been an impairment by comparing the carrying value of the asset to the anticipated undiscounted net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated discounted net cash flows associated with the asset. In the case of goodwill impairment, we compare the carrying value of the reporting unit to its fair value, which we generally measure using market capitalization for our single reporting unit. If an impairment exists, we write down goodwill such that the carrying value of the reporting unit equals its fair value.
See Note 11 for additional information on the long-lived asset impairment expense that we recognized in connection with our 2022 Restructuring Plan.
Leases
We determine if an arrangement contains a lease at the inception of the arrangement. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the present value of lease payments over the expected lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. We have elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for our facilities leases, and elected the short-term lease recognition exemption for our short-term leases, under which we do not recognize lease liabilities and right-of-use assets for leases with an original term of twelve months or less.
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
Please see Note 5 for additional information regarding our leases.
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
Royalty revenue, including Non-cash royalty revenue
Generally, for our collaboration arrangements that include sales-based royalties, we have granted our collaboration partner a license to our intellectual property. Pursuant to these arrangements, our collaboration partners are typically obligated to pay a royalty that is based on the net sales of their approved drugs that are sold in the countries where we have intellectual property rights covering their drugs. We have sold our rights to receive sales-based royalties for CIMZIA®, MIRCERA®, MOVANTIK®, ADYNOVATE® and REBINYN® as further described in Note 7. For collaboration arrangements that include sales-based royalties, we have concluded that the license is the predominant item to which the royalties relate, which include commercial milestone payments based on the level of sales. Accordingly, we recognize royalty revenue when the underlying sales occur based on our best estimates of sales of the drugs. Our aggregate royalty and non-cash royalty revenue of $69.8 million, $77.7 million and $79.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, represents revenue for granting licenses for which we had satisfied in prior periods. Our partners generally pay royalties or commercial milestones after the end of the calendar quarter in accordance with contractual terms. We present commercial milestone payments within license, collaboration and other revenue.
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
    Milestone Payments: At the inception of the arrangement and at each reporting date thereafter, we assess whether we should include any milestone payments or other forms of variable consideration in the transaction price, based on whether a significant reversal of revenue previously recognized is not probable upon resolution of the uncertainty. Since milestone payments may become payable to us upon the initiation of a clinical study, filing for or receipt of regulatory approval or the first commercial sale of a product, we review the relevant facts and circumstances to determine when we should update the transaction price, which may occur before the triggering event. When we do update the transaction price for milestone payments, we allocate it on a relative standalone selling price basis and record revenue on a cumulative catch-up basis, which results in recognizing revenue for previously satisfied performance obligations in such period. As described further in Note 10, we recognized $50.0 million of milestones in the year ended December 31, 2020 because we had previously satisfied the performance obligation. If we update the transaction price before the triggering event, we recognize the increase in the transaction price as a contract asset. Our partners generally pay development milestones subsequent to achievement of the triggering event.
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
    We record an accrued expense for the estimated unbilled costs of our clinical study activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients and completion of certain clinical trial activities. We generally recognize costs associated with the start-up and reporting phases of the clinical trials as incurred. We generally accrue costs associated with the treatment phase of clinical trials based on the estimated activities performed by our third party vendors, including our contract research organizations. We may also accrue expenses based on the total estimated cost of the treatment phase on a per patient basis and expense the per patient cost ratably over the estimated patient treatment period. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses ratably over the service period, as we believe that this methodology may be more reflective of the timing of costs incurred.
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
Restructuring, Impairment and Other Costs for Terminated Program
Amounts recorded as restructuring, impairment and other costs for terminated program for the year ended December 31, 2022 relate to the termination of the bempegaldesleukin program and the 2022 Restructuring Plan. See Note 11 for additional information.
Amounts recorded as restructuring, impairment and other costs for terminated program for the year ended December 31, 2020 relate to the termination of the NKTR-181 program. On January 14, 2020, the joint FDA Anesthetic Drug Products Advisory Committee and Drug Safety and Risk Management Committee did not recommend approval of our NDA for NKTR-181. As a result, we withdrew our NDA and wound down Inheris and the NKTR-181 program. As a result, we wrote off $45.2 million, including $19.7 million of advance payments to contract manufacturers for commercial batches of NKTR-181 and $25.5 million of additional costs, primarily for non-cancellable commitments to our contract manufacturers and certain severance costs.
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
For the years ended December 31, 2022, 2021 and 2020, our income tax provision primarily relates to our Nektar India subsidiary. As a result of the 2022 Restructuring Plan and our intent to wind down our foreign subsidiaries, we have recorded a provision for the repatriation of accumulated earnings and profits from India. See Note 13 for additional information.
Net Loss Per Share
    For all periods presented in the Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented. For the years ended December 31, 2022, 2021 and 2020, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, RSUs and PSUs, which totaled 21.2 million, 18.4 million and 17.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Note 2 — Cash and Investments in Marketable Securities
    Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$88,227	$25,218
Short-term investments	416,750	708,737
Long-term investments	—	64,828
Total cash and investments in marketable securities	$504,977	$798,783

    We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. All of our long-term investments as of December 31, 2021 had maturities between one and two years.
    During the year ended December 31, 2022 we sold no available-for-sale securities. During the years ended December 31, 2021 and 2020, we sold available-for-sale securities totaling $11.5 million and $41.7 million, respectively. Gross realized gains and losses on those sales were not significant.
We report our accrued interest receivable, which totaled $0.7 million and $1.4 million at December 31, 2022 and December 31, 2021, respectively, in other current assets on our Consolidated Balance Sheets.
    Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	December 31, 2022				December 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$84,377	$—	$(855)	$83,522	$278,121
Corporate commercial paper	2	345,125	25	(946)	344,204	478,629
Obligations of U.S. government agencies	2	—	—	—	—	5,875
Available-for-sale investments		429,502	25	(1,801)	427,726	762,625
Money market funds	1				47,054	23,968
Certificates of deposit	2				21,399	10,940
Cash	N/A				8,798	1,250
Total cash and investments in marketable securities					$504,977	$798,783
    At December 31, 2021, our gross unrealized losses totaled $0.7 million. Our gross unrealized gains were not significant. As of December 31, 2022 and 2021, we assessed our marketable securities with unrealized losses and concluded that the losses were not attributable to credit. Accordingly, we have not recorded an allowance for credit losses for these securities.
At both December 31, 2022 and 2021, we had letter of credit arrangements in favor of our landlords and certain vendors totaling $7.5 million and $8.1 million, respectively. These letters of credit are secured by investments of similar amounts.
Note 3 — Inventory
    Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$2,575	$3,166
Work-in-process	10,749	9,342
Finished goods	5,878	3,293
Total inventory	$19,202	$15,801

Note 4 — Property, Plant and Equipment
    Property, plant and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Building and leasehold improvements	$74,889	$97,385
Laboratory equipment	24,243	42,704
Computer equipment and software	26,205	28,829
Manufacturing equipment	25,052	22,374
Furniture, fixtures, and other	4,263	10,094
Depreciable property, plant and equipment at cost	154,652	201,386
Less: accumulated depreciation	(124,731)	(148,039)
Depreciable property, plant and equipment, net	29,921	53,347
Construction-in-progress	2,530	7,163
Property, plant and equipment, net	$32,451	$60,510
    Laboratory and manufacturing equipment, including construction-in-process, include assets that support both our manufacturing and research and development activities.
Property, plant and equipment decreased significantly for the year ended December 31, 2022 as a result of our 2022 Restructuring Plan. As further disclosed in Note 11, we sold our research and development facility in India, we sold or disposed of laboratory equipment and certain computer software, and we recognized impairment charges for leasehold improvements and certain furniture and fixtures for spaces we seek to sublease.
    Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2022, 2021, and 2020 was $12.2 million, $13.0 million, and $12.5 million, respectively.
Note 5 — Operating Leases
    Our leases consist of a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) for our 155,215 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard South, San Francisco, California (the Mission Bay Facility) and a Lease Agreement (the Third Street Lease) with Kilroy Realty Finance Partnership, L.P. (Kilroy) for an additional 135,936 square foot of office space at 360 Third Street, San Francisco, California (the Third Street Facility). The following table presents key information regarding these leases (dollars in thousands):

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
Due to our 2022 Restructuring Plan, during the year ended December 31, 2022, we recorded impairment charges of $54.6 million for our right-of-use assets which we are seeking to sublease. See Note 11 for additional information.

We generally recognize lease expense for our operating leases on a straight-line basis over the lease term, and we continue to recognize lease expense on a straight-line basis for spaces for which we did not recognize an impairment. For spaces where we did recognize an impairment charge, the aggregate lease expense recognized over the remaining term is reduced by the amount of the impairment charge, but we recognize the remaining lease expense on an accelerated basis. The components of lease expense, which we include in operating expenses in our Consolidated Statements of Operations, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$17,057	$19,153	$18,985
Variable lease expense	10,700	8,974	8,179
Total lease expense	$27,757	$28,127	$27,164
    During the years ended December 31, 2022, 2021 and 2010, we paid $20.1 million, $16.8 million and $16.2 million, respectively, of operating lease payments related to our lease liabilities, which we include in net cash used in operating activities in our Consolidated Statements of Cash Flows.
As of December 31, 2022, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,
2023	$19,216
2024	21,572
2025	22,254
2026	22,958
2027	23,681
2028 and thereafter	51,732
Total lease payments	161,413
Less: portion representing interest	(29,917)
Operating lease liabilities	131,496
Less: current portion	(18,667)
Operating lease liabilities, less current portion	$112,829
    As of December 31, 2022, the weighted-average remaining lease term is 7.1 years and the weighted-average discount rate used to determine the operating lease liability was 5.8%.
We have entered into subleases for certain spaces that provide recovery of $10.5 million in aggregate lease payments, as well as the subtenants' share of operating expenses. The reduction to lease expense for the year ended December 31, 2022, was not significant but will increase in future periods.
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
We presented the SFJ Agreement as a Development derivative liability in our Consolidated Balance Sheets, which we remeasured to fair value at each reporting date. As SFJ conducted the SCCHN Clinical Trial, we recorded non-cash research and development expense with a corresponding increase to the development derivative liability, and as SFJ remitted funding to us to support our internal costs of conducting the trial, we also recorded a corresponding increase to the development derivative liability. We presented the gain (loss) from the remeasurement as change in fair value of development derivative liability in our Consolidated Statements of Operations.

The following table presents the changes in the development derivative liability:

		Year Ended December 31,
	Fair Value Hierarchy Level	2022	2021
Fair value as of December 31, 2021 and February 12, 2021 (inception), respectively	3	$27,726	$—
Non-cash research and development expense		4,951	16,703
Cash receipts from SFJ		750	3,000
Change in the fair value of development derivative liability		(33,427)	8,023
Fair value at end of period	3	$—	$27,726
As of December 31, 2021, we valued the derivative using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and we discount such cash flows to present value using a risk-adjusted rate. The key inputs to the valuation included our estimates of the following: (i) the probability of the bempegaldesleukin trials meeting their primary endpoints, and if successful, the probability and timing of achieving FDA approval, (ii) the timing and the amount of costs incurred by SFJ for the SCCHN Clinical Trial, including the probability of early termination of the study based on an interim futility analysis, and (iii) each party’s cost of borrowing.
As of March 31, 2022, due to the negative results of the metastatic melanoma trial and initial discussions with SFJ, we concluded that it was remote that SFJ and we would continue the SCCHN Clinical Trial. Accordingly, the fair value of the development derivative liability was reduced to zero as of March 31, 2022, and we recognized a corresponding gain in the Change in fair value of development derivative liability. As discussed in Note 1, on April 14, 2022, BMS and we decided to end the development for bempegaldesleukin in combination with Opdivo® and that all other ongoing studies in the bempegaldesleukin program would be discontinued. We also announced that SFJ and we agreed to discontinue the SCCHN Clinical Trial. Accordingly, SFJ will not be entitled to any Success Payments, and SFJ has the responsibility to wind down the SCCHN Clinical Trial at its sole cost. SFJ has no right to seek reimbursement from us for any costs incurred for the SCCHN Clinical Trial.
Note 7 — Liabilities Related to the Sales of Future Royalties
    On February 24, 2012, we entered into a purchase and sale agreement (the 2012 Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the 2012 Transaction Royalties) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the 2012 Transaction Royalties. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (the 2012 Royalty Obligation) that is amortized using the effective interest method over the estimated life of the 2012 Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. As of December 31, 2022, our prospective effective interest rate used to amortize the liability is 10%.
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
We concluded that we should account for the decrease in royalty payments to RPI as a result of these agreements as a modification of our liability. Due to the significance of the change in the estimated royalty payments, we concluded that we should treat the modification as an extinguishment of the prior liability and recognize a new liability based on the revised royalty payments and term, discounted to fair value. Accordingly, we estimated the fair value to be approximately $84.7 million, reflecting a discount rate of 16.0%. As a result, we recognized a loss of $23.5 million on the revaluation of the prior liability in the three months ended December 31, 2021, and we wrote off the remaining $0.9 million of unamortized transaction costs. We present these charges in Loss on revaluation of liability related to the sale of future royalties line in our Consolidated Statement of Operations.
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
On December 30, 2020, we received aggregate cash proceeds of $150.0 million for the 2020 Transaction Royalties. As part of the sale, we incurred approximately $3.8 million in transaction costs, which will be amortized to interest expense over the estimated life of the 2020 Purchase and Sale Agreement. Although we sold all of our rights to receive royalties from these products up to the cap, as a result of the limits on the 2020 Transaction Royalties to be received by HCR and our ongoing manufacturing and supply obligations related to the generation of these royalties, we will continue to account for these non-cash royalties as revenue, commencing with royalties for the three months ended December 31, 2020, to be received by HCR in the first quarter of 2021. We recorded the $150.0 million in proceeds from this transaction as a liability (the 2020 Royalty Obligation) that will be amortized using the effective interest method over the estimated life of the 2020 Purchase and Sale Agreement. As of December 31, 2022, our prospective effective interest rate used to amortize the liability is 20%.
The following table shows the activity within the liability account of each arrangement (in thousands):

	Year-Ended December 31, 2022			Period from inception to December 31, 2022
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties—beginning balance	$78,282	$120,062	$198,344	$—	$—	$—
Royalty monetization proceeds	—	—	—	124,000	150,000	274,000
Non-cash royalty revenue	(33,865)	(35,929)	(69,794)	(316,523)	(86,722)	(403,245)
Non-cash interest expense	10,750	18,161	28,911	234,168	39,016	273,184
Payments to RPI	—	—	—	(10,000)	—	(10,000)
Loss on revaluation of liability related to the sale of future royalties	—		—	23,522	—	23,522
Liabilities related to the sales of future royalties – ending balance	55,167	102,294	157,461	55,167	102,294	157,461
Less: unamortized transaction costs	—	(2,083)	(2,083)	—	(2,083)	(2,083)
Liabilities related to the sales of future royalties, net	$55,167	$100,211	$155,378	$55,167	$100,211	$155,378
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
Note 8 — Commitments and Contingencies
Purchase Commitments
    In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2022, these commitments were not significant.
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
We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at either December 31, 2022 or December 31, 2021.
Foreign Operations
    We have operated in a number of foreign countries, but we are in the process of winding down our foreign subsidiaries. As of December 31, 2022, we no longer have any foreign properties and only a few remaining employees in foreign locations. We are subject to numerous local laws and regulations that can result in claims made by foreign government agencies or other third parties that are often difficult to predict even after the application of good faith compliance efforts.
Indemnification Obligations
    During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any of these potential indemnification obligations is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Consolidated Balance Sheets at either December 31, 2022 or December 31, 2021.

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
Prior to the filing of this Annual Report on Form 10-K, we had an effective shelf registration statement on Form S-3 (the 2021 Shelf Registration Statement) on file with the SEC. The 2021 Shelf Registration Statement permitted the offering, issuance and sale by us of up to an aggregate offering price of $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, all of which could be offered, issued and sold in “at-the-market” sales pursuant to an equity distribution agreement with Cowen and Company, LLC (the Equity Distribution Agreement). No securities were sold under the 2021 Shelf Registration Statement or the Equity Distribution Agreement. As a result of the recent decline in our market capitalization, we are no longer a well-known seasoned issuer. Accordingly, the 2021 Shelf Registration Statement will no longer be available for us to offer and sell securities pursuant to the 2021 Shelf Registration Statement following the filing of this Annual Report on Form 10-K.

As of December 31, 2022, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options, RSUs and PSUs outstanding	23,589
Shares available for future grant under the 2017 Performance Incentive Plan	2,973
Shares available for issuance under the employee stock purchase plan	841
Total common stock reserved for issuance	27,403
Our accumulated other comprehensive loss as of December 31, 2022, includes $1.8 million for net unrealized losses on our available for sale securities and $5.1 million for accumulated net translation losses primarily from our subsidiary in India.
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
    In accordance with our collaboration agreements, we recognized license, collaboration and other revenue as follows (in thousands):

		Year Ended December 31,
Partner	Agreement	2022	2021	2020
Bristol-Myers Squibb	Bempegaldesleukin	$—	$—	$50,000
Other		1,913	436	5,849
License, collaboration and other revenue		$1,913	$436	$55,849
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
We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. As mentioned above, BMS shares certain percentages of development costs incurred by us and we share certain percentages of development costs incurred by BMS. We consider these activities to represent collaborative activities under ASC 808 and we recognize such cost sharing proportionately with the performance of the underlying services. We recognized BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. As discussed in Note 11, we terminated the development of bempegaldesleukin, and therefore, in the second quarter of 2022, we began reporting clinical trial, other third-party costs and employee costs for the bempegaldesleukin program in restructuring, impairment and other costs of program. Accordingly, during the year ended December 31, 2022, we recorded $45.7 million for the net reimbursement from BMS, of which we recorded $24.9 million as a reduction of research and development expense for the first quarter of 2022, and $20.8 million as a reduction of restructuring, impairment and other costs of terminated program for the remaining three quarters of 2022. During the years ended December 31, 2021 and 2020, we recorded $101.5 million and $128.2 million, respectively, as a reduction of research and development expense for the net reimbursement from BMS. As of December 31, 2022, we have recorded an unbilled receivable of $4.2 million from BMS in accounts receivable in our Consolidated Balance Sheet, which we received in February 2023.
Eli Lilly and Company (Lilly): NKTR-358
    On July 23, 2017, we entered into a worldwide license agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) to co-develop rezpegaldesleukin, a novel immunological drug candidate that we invented, pursuant to which we received an initial payment of $150.0 million and are eligible for up to $250.0 million in additional development and regulatory milestones. Although we are entitled to significant development milestones under this arrangement if Lilly decides to proceed to Phase 3 development, we have excluded such milestones from the transaction price due to the significant uncertainties involved with clinical development. We re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
On February 23, 2023, we announced the topline data from the Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) (Phase 2 Lupus Study). The primary endpoint of the Phase 2 Lupus Study was not met, and Lilly has notified us that it does not intend to advance rezpegaldesleukin into Phase 3 development for SLE.
Baxalta Inc. / Takeda Pharmaceutical Ltd.: Hemophilia
    We are a party to an exclusive research, development, license and manufacturing and supply agreement with Baxalta Inc. (Baxalta), a subsidiary of Takeda Pharmaceutical Company Ltd. (Takeda), entered into in September 2005 to develop products designed to improve therapies for Hemophilia A patients using our PEGylation technology, resulting in the approval of ADYNOVATE® by the FDA in 2015, which is now marketed in the U.S., the European Union, and many other countries. We are entitled to royalties based on worldwide net sales of ADYNOVATE® and a sales milestone upon achievement of an annual worldwide net sales target. We are responsible for supplying Takeda with its requirements for our proprietary materials. Takeda is responsible for all clinical development, regulatory, and commercialization expenses. The agreement is terminable by the parties under customary conditions.
    In October 2017, we entered into a right to sublicense agreement with Baxalta, under which we granted to Baxalta the right to grant a nonexclusive sublicense to certain patents that were previously exclusively licensed to Baxalta under our 2005 agreement. Under the right to sublicense agreement, we are entitled to single digit royalty payments based upon net sales of the products covered under the sublicense throughout the term of the agreement. As described in Note 7, we sold our rights to receive these royalties to HCR pursuant to the 2020 Purchase and Sale Agreement.

AstraZeneca AB: MOVANTIK® (naloxegol oxalate)
    In September 2009, we entered into an agreement with AstraZeneca AB (AstraZeneca) under which we granted AstraZeneca a worldwide, exclusive license under our patents and other intellectual property to develop, market, and sell MOVANTIK®. AstraZeneca is responsible for all research, development and commercialization costs and related decisions for MOVANTIK®. Through various sublicense arrangements to RedHill Biopharma, Kyowa Hakko Kirin Co. Ltd. and Knight Therapeutics, as of April 2020, AstraZeneca has sub-licensed all of its global commercialization rights. Our rights, including the royalty rate, royalty term and future potential sales milestones, remain unchanged as a result of these sublicenses.
We are generally entitled to escalating double-digit royalty payments and sales milestones for net sales of MOVANTIK®. As described in Note 7, we sold our rights to receive these royalties to HCR pursuant to the 2020 Purchase and Sale Agreement.
Other
We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. Additionally, we have a collaboration agreement for a product under development, under which we are entitled to up to a total of $40.0 million of regulatory milestones, as well as royalties based on net sales, if approved, and sales milestones upon achievement of an annual net sales targets. However, given the current phase of development of the product under this collaboration agreement, we cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all development milestones from the transaction price for this agreement.
Note 11 — Restructuring, Impairment and Other Costs of Terminated Program
As discussed in Note 1, because our registrational trials in bempegaldesleukin did not meet their primary endpoints, we decided to discontinue all of our ongoing clinical trials of bempegaldesleukin in combination with checkpoint inhibitors and tyrosine kinase inhibitors, and, during April 2022, we announced the 2022 Restructuring Plan to prioritize key Phase 2 development programs, to advance our early stage research pipeline and to reduce our workforce by approximately 70% from approximately 735 to approximately 225 employees. In connection with these events, we reported the following costs in restructuring, impairment and other costs of terminated program for the year ended December 31, 2022:
•Clinical trial expense, other third-party costs and employee costs for the wind down of the bempegaldesleukin program, net of the reimbursement from BMS;
•Severance and related benefit costs pursuant to the 2022 Restructuring Plan;
•Impairment of sublease assets, including right-of-use assets and property, plant and equipment resulting from the 2022 Restructuring Plan, reflecting excess office and laboratory leased spaces in San Francisco, CA;
•(Gain) loss on sale or disposal of property, plant and equipment; and
•Contract termination and other costs associated with the wind down of the bempegaldesleukin program.
In prior periods through March 31, 2022, we reported the clinical trial costs, other third-party costs and employee costs related to the bempegaldesleukin program primarily in research and development expense.
Restructuring, impairment and other costs of terminated program includes the following (in thousands):

Year Ended December 31, 2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$31,693
Severance and benefit expense	30,904
Impairment of right-of-use assets and property, plant and equipment	65,761
(Gain) loss on sale or disposal of property, plant and equipment, net	(3,326)
Contract termination and other restructuring costs	10,898
Restructuring, impairment and other costs of terminated program	$135,930

Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program
The clinical costs associated with winding down the bempegaldesleukin program primarily include clinical trial and other development expenses to transition patients from our sponsor-led trials to standard of care or our post-trial access program, as well as direct employee costs supporting these efforts. We recorded a reduction of expense of $20.8 million for the net reimbursement from BMS primarily for such costs.
Severance and Benefit Expense
Employees affected by the reduction in force under our 2022 Restructuring Plan were entitled to receive severance payments and certain Company funded benefits. We recognized severance and benefit expense in full for employees who were notified of their termination in April 2022 and had no requirements for future service, and we recognized expense for employees who were required to render services to receive their severance ratably over the service period. This service period began in April 2022 with all affected employees terminated on or before December 31, 2022, and therefore we will recognize no further expense. The following table provides details regarding the severance and other termination benefit expense. We present the liability, which we paid in January 2023, in accrued compensation on our Consolidated Balance Sheet (in thousands):

	Year Ended December 31, 2022
	No service period	Service period required	Total
Liability balance as of March 31, 2022	$—	$—	$—
Expense recognized during the period	22,993	7,911	30,904
Payments during the period	(22,993)	(4,612)	(27,605)
Liability balance as of December 31, 2022	$—	$3,299	$3,299
Impairment of Right-of-Use Assets and Property, Plant and Equipment
In connection with our 2022 Restructuring Plan, we have consolidated our San Francisco operations in our Mission Bay Facility, and we have vacated our Third St. Facility and certain laboratory and office spaces at our Mission Bay Facility. We are seeking to sublease the vacated spaces, while still maintaining sufficient office and laboratory space to allow our team to develop our proprietary programs.
As a result of these plans, we reviewed each of our vacated spaces for impairment as of May 31, 2022, when management had determined which spaces we would seek to sublease, and subsequently at each reporting date or as facts and circumstances changed. As part of our impairment evaluation of each vacated space, we separately compared the estimated undiscounted income to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily leasehold improvements (collectively, sublease assets). We estimated sublease income using market participant assumptions, including the length of time to enter into a sublease and sublease payments, which we evaluated using sublease negotiations or agreements when applicable, current real estate trends and market conditions. If such income exceeded the net book value of the related assets, we did not record an impairment charge. Otherwise, we recorded an impairment charge by reducing the net book value of the assets to their estimated fair value, which we determined by discounting the estimated sublease cash flows using the estimated borrowing rate of a market participant subtenant, which we estimated to be 6.4% and 7.9% as of May 31, 2022 and December 31, 2022, respectively. We recorded the substantial majority of our impairment charges as of May 31, 2022, primarily reflecting decreased rental recovery rates for our office lease space on Third St. However, as the office lease market in San Francisco deteriorated after May 31, 2022 in the fourth quarter of 2022, we recorded an additional impairment charge of $12.0 million in the three months ended December 31, 2022, for the Third St. Facility, reflecting an increase in our estimated time to enter into a sublease.

We recorded impairment charges as follows (in thousands):

	Year Ended December 31, 2022
	Operating Lease Right-of-Use Assets	Property, Plant and Equipment	Total
Net book value of impaired sublease assets as of May 31, 2022	$72,481	$16,348	$88,829
Less: Fair value of impaired sublease assets — Level 3 of Fair Value Hierarchy	(16,174)	(4,780)	(20,954)
Book value in excess of fair value	56,307	11,568	67,875
Less: Amounts recorded as amortization between May 31 and December 31, 2022 for Third St. facility	(1,717)	(397)	(2,114)
Total impairment of sublease assets	$54,590	$11,171	$65,761
We may record adjustments to impairment expense in future periods as we enter into sublease agreements or update our estimates as additional information becomes available to us.
(Gain) Loss on Sale or Disposal of Property, Plant and Equipment, Net
In connection with our 2022 Restructuring Plan, we terminated all research and development activities at our owned facility in India, which we sold in December 2022. We also recognized losses including excess equipment, net of sale proceeds, and the disposal of software to support the commercialization of bempegaldesleukin. We recorded the gains and losses as follows (in thousands):

Year Ended December 31, 2022
Proceeds from sales	$13,196
Net book value of assets	9,870
Total (gain) loss on sale or disposal of property, plan and equipment, net	(3,326)
Note 12 — Stock-Based Compensation
2017 Performance Incentive Plan
    Our 2017 Performance Incentive Plan (2017 Plan) provides for the issuance of our common stock to members of the Board of Directors, officers or employees, certain consultants and advisors and our subsidiaries. Our 2017 Plan has been amended and restated such that an aggregate 39,200,000 shares have been authorized for issuance as of December 31, 2022, including 5,000,000 shares that were approved on June 8, 2022. Under the 2017 Plan, we may issue stock options, restricted stock, performance stock, stock units, stock appreciation rights and other similar types of awards. When the 2017 Plan was approved on June 14, 2017, any shares of our common stock that were available for issuance under our 2012 Performance Incentive Plan (the 2012 Plan) ceased to be available for future grants. However, options and RSUs granted under the 2012 Plan remained outstanding, and any options or RSUs that were cancelled or forfeited became available for issuance under the 2017 Plan. Shares issued for RSUs, PSUs or any other “full-value award” are counted against the share limit as 1.5 shares for every one share granted in connection with the award.
We have granted non-qualified stock options, RSUs and PSUs to employees, officers, and non-employee directors. For our employees, the requisite service period is generally four years for stock options, and three years for RSUs and PSUs. For our directors, the requisite service is generally one year for stock options and RSUs. The maximum term of a stock option is eight years from the date of grant. The per share exercise price of an option generally may not be less than the fair market value of a share of our common stock on the NASDAQ Stock Market on the date of grant.
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
Employee Stock Purchase Plan
    Under the terms of our Employee Stock Purchase Plan (ESPP), employees may purchase shares of our common stock based on a percentage of their compensation subject to certain limits. Shares are purchased at 85% of the lower of the closing price on either the first day or last day of each six-month offering period. An aggregate 3,500,000 shares have been authorized for issuance under our ESPP.
Stock-Based Compensation Expense
We recognize total stock-based compensation expense in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$2,824	$2,779	$2,825
Research and development	27,727	54,821	57,116
General and administrative	24,488	37,074	33,295
Restructuring, impairment and other costs of terminated program	2,281	—	1,025
Total stock-based compensation	$57,320	$94,674	$94,261
    Stock-based compensation expense resulting from PSUs and our ESPP was not significant in the years ended December 31, 2022, 2021, and 2020.
As of December 31, 2022, total unrecognized compensation costs of $83.1 million related to unvested stock-based compensation awards are expected to be recognized as expense over a weighted-average period of 2.3 years.
Black-Scholes Assumptions
    The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options, as well as the resulting grant-date fair value:

	Year Ended December 31,
	2022	2021	2020
Average risk-free interest rate	2.9%	1.2%	0.4%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	77.9%	63.8%	64.1%
Weighted-average expected life	5.6 years	5.5 years	5.6 years
Weighted-average grant-date fair value of options granted	$3.18	$8.07	$10.70
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

Summary of Stock Option Activity
    The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2021	13,542	$23.62
Options granted	6,276	4.76
Options exercised	(15)	12.43
Options forfeited & canceled	(5,715)	20.73
Outstanding at December 31, 2022	14,088	$16.40	5.71	$—

Exercisable at December 31, 2022	6,029	27.82	3.60	$—
_______________________________________________________________
(1)Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2022.
    The intrinsic value of options exercised during the year ended December 31, 2022 was not significant and totaled $17.3 million and $15.9 million during the years ended December 31, 2021 and 2020, respectively.
Summary of RSU Activity
A summary of RSU award activity is as follows (in thousands except for per share amounts):

	Units Issued	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	9,930	$16.80
Granted	7,708	4.14
Vested and released	(2,872)	17.64
Forfeited and canceled	(5,454)	15.68
Unvested at December 31, 2022	9,312	$6.81
    The weighted-average grant-date fair values of RSUs granted during the years ended December 31, 2022, 2021 and 2020 were $4.14, $14.68 and $19.24, respectively. The fair value of RSU's that vested in the years ended December 31, 2022, 2021 and 2020 totaled $17.5 million, $45.3 million and $33.3 million, respectively.
401(k) Retirement Plan
    We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $12,000 per participant for the year ended December 31, 2022, and up to a maximum of $6,000 per participant for the years ended December 31, 2021 and 2020. For the years ended December 31, 2022, 2021, and 2020, we recognized $2.5 million, $3.6 million and $3.5 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

Note 13 — Income Taxes
    Loss before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(371,900)	$(524,440)	$(445,370)
Foreign	6,917	1,160	1,423
Loss before provision for income taxes	$(364,983)	$(523,280)	$(443,947)
Provision for Income Taxes
    The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	(608)	50	165
Foreign	1,115	609	364
Total current income tax expense	507	659	529
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	2,708	(102)	(36)
Total deferred income tax expense	2,708	(102)	(36)
Provision for income taxes	$3,215	$557	$493
Our income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 21% to our pretax loss as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax benefit at federal statutory rate	$(76,647)	$(109,889)	$(93,229)
Research credits	(987)	(4,727)	(3,081)
Change in valuation allowance	51,108	97,914	87,060
Expiration of net operating loss carryforwards	12,348	286	286
Stock-based compensation	15,778	6,627	7,929
Non-cash interest expense on liability related to sales of future royalties	6,071	9,936	6,356
Non-cash royalty revenue related to sales of future royalties	(7,112)	(7,891)	(7,967)
Loss on revaluation of liability related to the sale of future royalties	—	4,940	—
Other	2,656	3,361	3,139
Provision for income taxes	$3,215	$557	$493

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

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$545,508	$564,712
Research and other credits	142,198	139,996
Net capital loss carryforwards	38,445	—
Operating lease liabilities	28,254	34,680
Stock-based compensation	22,110	33,408
Capitalized research and development costs	24,134	—
Liability related to the sale of future royalties	13,424	23,757
Other	13,935	17,290
Deferred tax assets before valuation allowance	828,008	813,843
Valuation allowance for deferred tax assets	(816,235)	(785,748)
Total deferred tax assets	11,773	28,095
Deferred tax liabilities:
Operating lease right-of-use assets	(11,335)	(27,204)
Investment in foreign subsidiary	(2,451)	—
Other	(392)	(564)
Total deferred tax liabilities	(14,178)	(27,768)
Net deferred tax assets (liabilities)	$(2,405)	$327
    Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, other than income resulting from revenue recognized from the BMS Collaboration Agreement, and projected future losses, we have fully reserved our net U.S. deferred tax assets with a valuation allowance. The valuation allowance increased by $30.5 million and $115.6 million during the years ended December 31, 2022 and 2021, respectively.
Our net deferred tax liability position reflects the provision for the withholding taxes associated with the repatriation of accumulated earnings and profits from India.
    Net Operating Loss and Tax Credit Carryforwards
    As of December 31, 2022, we had a net operating loss carryforward for federal income tax purposes of approximately $2.4 billion, of which $1.3 billion is subject to expiration beginning in 2023 and a total state net operating loss carryforward of approximately $0.7 billion, portions of which will begin to expire in 2027. We have federal tax credits of approximately $123.8 million, which will begin to expire in 2023 and state research credits of approximately $48.8 million which have no expiration date. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

Unrecognized tax benefits
    We have the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$80,604	$78,665	$77,410
Tax positions related to current year:
Additions	378	2,371	2,512
Reductions	—	—	—
Tax positions related to prior years:
Additions	5,272	58	193
Reductions	—	(490)	(1,450)
Settlements	—	—	—
Lapses in statute of limitations	(409)	—	—
Ending balance	$85,845	$80,604	$78,665
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
Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, no significant interest or penalties were recognized relating to unrecognized tax benefits. Although it is reasonably possible that certain unrecognized tax benefits could change in the future, we do not anticipate any significant changes over the next twelve months.
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
    Our revenue is derived primarily from customers in the pharmaceutical and biotechnology industries. Revenue from UCB Pharma, Baxalta / Takeda, AstraZeneca and Pfizer represented 37%, 25%, 14% and 11% of our revenue, respectively, for the year ended December 31, 2022. Revenue from UCB Pharma, Baxalta / Takeda, AstraZeneca and Pfizer represented 36%, 23%, 16% and 13% of our revenue, respectively, for the year ended December 31, 2021. Revenue from BMS, UCB Pharma, Baxalta / Takeda, and AstraZeneca represented 33%, 23%, 14% and 13% of our revenue for the year-ended December 31, 2020.
    Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$9,841	$10,114	$64,966
Rest of World	82,214	91,793	87,949
Total revenue	$92,055	$101,907	$152,915

    At December 31, 2022, all of our property, plant and equipment was located in the United States. At December 31, 2021, $56.1 million, 93%, of the net book value of our property, plant and equipment was located in the United States with the remainder in India.

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
    Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
    Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
    The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
    We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2022, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Exhibit Number	Description of Documents

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

4.4(28)	Description of Securities.

10.1(8)	Discretionary Incentive Compensation Policy++

10.2(8)	Amended and Restated Change of Control Severance Benefit Plan.++

Exhibit Number	Description of Documents
10.3(9)	2012 Performance Incentive Plan.++

10.4(10)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

10.5(11)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended.++

10.6(12)
Forms of Stock Option Agreement, Performance Stock Option Agreement, Non-Employee Director Stock Option Agreement, Restricted Stock Unit Agreement, Performance Restricted Stock Unit Agreement, and Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated 2017 Performance Incentive Plan.++

10.7(13)	Employee Stock Purchase Plan, as amended and restated.++

10.8(14)	Amended and Restated Compensation Plan for Non-Employee Directors.++

10.9(15)	401(k) Retirement Plan.++

10.10(16)	Form of Severance Letter for executive officers of the company.++

10.11(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with Howard W. Robin.++

10.12(1)	Amended and Restated Letter Agreement, executed effective on December 1, 2008, with John Nicholson.++

10.13(17)	Letter Agreement, executed effective on December 10, 2009, with Stephen K. Doberstein, Ph.D.++

10.14(28)	Transition, Separation and General Release Agreement, dated as of January 9, 2020, by and between Stephen K. Doberstein and Nektar Therapeutics. ++

10.15(19)	Separation, Consulting and General Release Agreement effective as of October 15, 2019, by and between Nektar Therapeutics and John Nicholson.++

10.16(28)	Employment Agreement effective as of December 4, 2019, by and between Nektar Therapeutics and John Northcott.++

10.17(16)	Amended and Restated Built-to-Suit Lease between Nektar Therapeutics and BMR-201 Industrial Road LLC, dated August 17, 2004, as amended on January 11, 2005 and July 19, 2007.

10.18(18)	Lease Agreement dated August 4, 2017, as amended by the First Amendment to Lease dated as of August 29, 2017, by and between ARE-San Francisco No. 19, LLC and Nektar Therapeutics.

10.19(20)
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

Exhibit Number	Description of Documents
10.21(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.22(17)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.23(21)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.24(22)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

10.25(18)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.

10.26(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.27(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.28(23)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(24)	Amendment No. 1 to License Agreement dated effective as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.30(25)	Investor Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.31(25)	Strategic Collaboration Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.32(29)	Co-Development Agreement, dated as of February 12, 2021, by and between SFJ Pharmaceuticals XII, L.P. and Nektar Therapeutics.+

10.33(28)	Amendment No. 1 to Strategic Collaboration Agreement dated as of January 9, 2020, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.34(26)	Share Purchase Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.

10.35(27)	Office Lease, effective as of May 31, 2018, by and between Kilroy Realty Finance Partnership, L.P., and Nektar Therapeutics.

10.36(29)	Purchase and Sale Agreement, dated December 16, 2020, by and between entities managed by Healthcare Royalty Management, LLC and Nektar Therapeutics.+

10.37(30)	Amendment No. 2 to Strategic Collaboration Agreement dated as of January 12, 2022, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.38(31)	Employment Transition, Separation and Consultation Agreement, dated as of June 29, 2022, by and between Nektar Therapeutics and John Northcott.++

Exhibit Number	Description of Documents
21.1(32)	Subsidiaries of Nektar Therapeutics.

23.1(32)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(32)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(32)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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
(6)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on December 16, 2022.
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
(11)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
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
(30)Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K for the year ended December 31, 2021.
(31)Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
(32)Filed herewith.

Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2023

NEKTAR THERAPEUTICS
By:	/s/ JILLIAN B. THOMSEN
Jillian B. Thomsen
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

POWER OF ATTORNEY
    KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Robin and Jillian B. Thomsen and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD W. ROBIN	Chief Executive Officer, President and Director	February 28, 2023
Howard W. Robin	(Principal Executive Officer)

/s/ JILLIAN B. THOMSEN	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	February 28, 2023
Jillian B. Thomsen	(Principal Financial Officer and Accounting Officer)

/s/ ROBERT B. CHESS	Director, Chairman of the Board of Directors	February 28, 2023
Robert B. Chess

/s/ JEFFREY R. AJER	Director	February 28, 2023
Jeffrey R. Ajer

/s/ DIANA M. BRAINARD	Director	February 28, 2023
Diana M. Brainard

/s/ MYRIAM J. CURET	Director	February 28, 2023
Myriam J. Curet

/s/ KARIN EASTHAM	Director	February 28, 2023
Karin Eastham

/s/ R. SCOTT GREER	Director	February 28, 2023
R. Scott Greer

/s/ ROY A. WHITFIELD	Director	February 28, 2023
Roy A. Whitfield