Form 10-Q
period 2023-03-31
NEKTAR THERAPEUTICS
filed 2023-05-10
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 189,235,157 on May 2, 2023.

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
◦the outcomes from competitive immunotherapy clinical trials, and the discovery and development of new therapies could have a material and adverse impact on the value of our pipeline;
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
•Risks Related to our Financial Condition and Capital Requirements:
◦we are implementing a new strategic reprioritization and cost restructuring plan (which follows a 2022 strategic reorganization plan and cost restructuring plan) to focus on prioritizing key research and development efforts and our business will be significantly harmed if these plans are unsuccessful;
◦we have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan;
◦a significant source of our revenue is derived from our collaboration agreements, and if we are unable to establish and maintain collaboration partnerships with attractive commercial terms, including significant development milestones and research and development cost-sharing, our business, results of operations and financial condition could suffer; and
◦we expect to continue to incur substantial net losses from operations and may not achieve or sustain profitability in the future.
•Risks Related to our Collaboration Partners:
◦we are highly dependent on advancing rezpegaldesleukin in clinical trials, and our ability to perform important development activities will be significantly harmed if Eli Lilly and Company fails to deliver to us quickly the regulatory rights, safety and efficacy data, testing assays, and other materials that are necessary for us to continue clinical development; and
◦we may rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our product candidates and any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval or commercialize for our product candidates.
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

PART I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$76,955	$88,227
Short-term investments	379,872	416,750
Accounts receivable	2,995	5,981
Inventory, net	20,235	19,202
Other current assets	11,009	15,808
Total current assets	491,066	545,968
Property, plant and equipment, net	27,084	32,451
Operating lease right-of-use assets	42,187	53,435
Goodwill	—	76,501
Other assets	1,406	2,245
Total assets	$561,743	$710,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,696	$12,980
Accrued expenses	37,410	36,557
Operating lease liabilities, current portion	18,773	18,667
Total current liabilities	59,879	68,204
Operating lease liabilities, less current portion	109,389	112,829
Liabilities related to the sales of future royalties, net	145,131	155,378
Other long-term liabilities	6,479	7,551
Total liabilities	320,878	343,962
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at March 31, 2023 or December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 189,235 shares and 188,560 shares outstanding at March 31, 2023 and December 31, 2022, respectively	19	19
Capital in excess of par value	3,584,738	3,574,719
Accumulated other comprehensive loss	(5,681)	(6,907)
Accumulated deficit	(3,338,211)	(3,201,193)
Total stockholders’ equity	240,865	366,638
Total liabilities and stockholders’ equity	$561,743	$710,600
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product sales	$4,718	$5,688
Non-cash royalty revenue related to the sales of future royalties	16,861	17,561
License, collaboration and other revenue	15	1,573
Total revenue	21,594	24,822
Operating costs and expenses:
Cost of goods sold	7,060	5,315
Research and development	30,469	107,253
General and administrative	21,081	27,339
Restructuring, impairment, and costs of terminated program	21,193	1,475
Impairment of goodwill	76,501	—
Total operating costs and expenses	156,304	141,382
Loss from operations	(134,710)	(116,560)
Non-operating income (expense):
Change in fair value of development derivative liability	—	33,427
Non-cash interest expense on liabilities related to the sales of future royalties	(6,405)	(7,529)
Interest income and other income (expense), net	4,034	395
Total non-operating income (expense), net	(2,371)	26,293
Loss before provision for income taxes	(137,081)	(90,267)
Provision (benefit) for income taxes	(63)	126
Net loss	$(137,018)	$(90,393)

Basic and diluted net loss per share	$(0.73)	$(0.49)
Weighted average shares outstanding used in computing basic and diluted net loss per share	188,875	185,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(137,018)	$(90,393)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	1,087	(2,091)
Net foreign currency translation gain (loss)	139	(284)
Other comprehensive income (loss)	1,226	(2,375)
Comprehensive loss	$(135,792)	$(92,768)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	185,468	$19	$3,516,641	$(4,157)	$(2,832,995)	$679,508
Shares issued under equity compensation plans	806	—	188	—	—	188
Stock-based compensation	—	—	20,961	—	—	20,961
Comprehensive income (loss)	—	—	—	(2,375)	(90,393)	(92,768)
Balance at March 31, 2022	186,274	$19	$3,537,790	$(6,532)	$(2,923,388)	$607,889

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	188,560	$19	$3,574,719	$(6,907)	$(3,201,193)	$366,638
Shares issued under equity compensation plans	675	—	—	—	—	—
Stock-based compensation	—	—	10,019	—	—	10,019
Comprehensive income (loss)	—	—	—	1,226	(137,018)	(135,792)
Balance at March 31, 2023	189,235	$19	$3,584,738	$(5,681)	$(3,338,211)	$240,865
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(137,018)	$(90,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(16,861)	(17,561)
Non-cash interest expense on liabilities related to the sales of future royalties	6,405	7,529
Change in fair value of development derivative liability	—	(33,427)
Non-cash research and development expense	—	4,951
Stock-based compensation	10,019	20,961
Depreciation and amortization	2,302	3,730
Deferred income tax expense	(1,812)	—
Impairment of right-of-use assets and property, plant and equipment	13,200	—
Impairment of goodwill	76,501	—
Amortization of premiums (discounts), net and other non-cash transactions	(3,129)	1,276
Changes in operating assets and liabilities:
Accounts receivable	2,986	(7,728)
Inventory	(1,033)	422
Operating leases, net	(1,786)	1,787
Other assets	5,591	2,864
Accounts payable	(8,920)	2,998
Accrued expenses	1,640	14,167
Net cash used in operating activities	(51,915)	(88,424)
Cash flows from investing activities:
Purchases of investments	(107,012)	(93,493)
Maturities of investments	148,043	227,974
Purchases of property, plant and equipment	(433)	(4,203)
Net cash provided by investing activities	40,598	130,278
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	—	188
Cash receipts from development derivative liability	—	750
Net cash provided by financing activities	—	938
Effect of foreign exchange rates on cash and cash equivalents	45	(17)
Net increase (decrease) in cash and cash equivalents	(11,272)	42,775
Cash and cash equivalents at beginning of period	88,227	25,218
Cash and cash equivalents at end of period	$76,955	$67,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies
Organization
We are a research-based biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware. We (individually or with a partner) are developing a pipeline of drug candidates that utilize our advanced polymer conjugate technology platforms, which are designed to enable the development of new molecular entities that target known mechanisms of action. Our research and development pipeline of new investigational drugs includes investigational treatments in the field of immunotherapy.
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of March 31, 2023, we had approximately $456.8 million in cash and investments in marketable securities.
Results of Clinical Trial Programs and the Restructuring Plans
In March and April 2022, we announced that our registrational trials of bempegaldesleukin in combination with Opdivo® in metastatic melanoma, renal cell carcinoma and locally advanced or metastatic urothelial cancer under our Strategic Collaboration Agreement with Bristol-Myers Squibb Company (BMS) did not meet their primary endpoints. Based on these results, in April 2022, we announced our decisions to discontinue all development of bempegaldesleukin in combination with checkpoint inhibitors, including these trials, our registrational trial in adjuvant melanoma under our BMS Collaboration Agreement, and our Phase 2/3 study of bempegaldesleukin in combination with Keytruda® in squamous cell cancer of the head and neck under our Co-Development Agreement with SFJ Pharmaceuticals. See Note 5 for additional information regarding our BMS Collaboration Agreement and Co-Development Agreement with SFJ Pharmaceuticals. Pursuant to the Strategic Collaboration Agreement, we and BMS continue our efforts to wind down the bempegaldesleukin program.
In April 2022, we also announced new strategic reorganization and cost restructuring plans (together, the 2022 Restructuring Plan), pursuant to which we we completed an approximately 70% reduction of our workforce during 2022 and sold our research facility in India in December 2022.
On February 23, 2023, we announced the topline data from the Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) (Phase 2 Lupus Study) under our collaboration agreement with Eli Lilly and Company (Lilly). Lilly notified us that it does not intend to advance rezpegaldesleukin into Phase 3 development for SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly. Based on the positive results from a Phase 1b study in which rezpegaldesleukin reduced atopic dermatitis symptoms, we plan to initiate a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in 2023. We will also explore other auto-immune indications for the development of rezpegaldesleukin.
Pursuant to plans approved by our Board of Directors (the Board) on March 29, 2023, we announced on April 17, 2023, a new strategic reprioritization and cost restructuring plan (the 2023 Restructuring Plan). Under the 2023 Restructuring Plan, we are reducing our San Francisco-based workforce by approximately 60%, which is expected to be substantially completed by June 2023.
We have incurred and expect to incur significant costs resulting from the 2022 and 2023 Restructuring Plans. See Note 6 for additional information on the effect on our Condensed Consolidated Financial Statements.
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
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three months ended March 31, 2023 and 2022.
The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2022 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements.
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
Significant Concentrations
Our customers are primarily pharmaceutical companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable. We have not recorded reserves for credit losses for the three months ended March 31, 2023 and 2022, nor have recorded such an allowance as of March 31, 2023 or December 31, 2022.
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
Restructuring
We recognize restructuring charges related to reorganization plans that have been committed to by management when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for:

•contractual or other employee termination benefits provided that the obligations result from services already rendered based on rights that vest or accumulated when the payment of benefits becomes probable and the amount can be reasonably estimated,
•one-time employee termination benefits on the communication date from management to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn,
•contract termination costs when we cancel the contract in accordance with its terms, and
•costs to be incurred over the remaining contract term without economic benefit to us at the cease-use date.
For one-time employee terminations benefits, we recognize the liability in full on the communication date when future services are not required or amortize the liability ratably over the service period, if required. The fair value of termination benefits reflects our estimates of expected utilization of certain Company-funded post-employment benefits.
See Note 6 for additional information on the severance expense that we recognized for employees terminated in connection with our reductions-in-force.
Impairment of Goodwill
Goodwill is assessed for impairment on an annual basis and whenever events and circumstances indicate that it may be impaired. Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, current economic, market and geopolitical conditions, including a significant, sustained decline in our stock price and market capitalization compared to the net book value; an adverse change in legal factors, business climate or operational performance of the business; or significant changes in the ability of the reporting unit to generate positive cash flows for our strategic business objectives. If the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value, we will recognize a goodwill impairment loss, and we will write down goodwill such that the carrying value of the reporting unit equals its fair value, provided that we cannot reduce goodwill below zero.
See Note 6 for additional information regarding the impairment charges we recorded in connection with our goodwill.
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
See Note 6 for additional information regarding the impairment charges we recorded in connection with our leased facilities and certain property and equipment.
Net Loss per Share
For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented. For the three months ended March 31, 2023 and 2022, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, restricted stock units (RSUs) and performance stock units (PSUs), which totaled 22.8 million and 22.3 million for the three months ended March 31, 2023 and 2022, respectively.

Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$76,955	$88,227
Short-term investments	379,872	416,750
Total cash and investments in marketable securities	$456,827	$504,977
Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	March 31, 2023				December 31, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$60,165	$—	$(271)	$59,894	$83,522
Corporate commercial paper	2	298,216	3	(421)	297,798	344,204
Obligations of U.S. government agencies	2	16,667	—	—	16,667	—
Available-for-sale investments		$375,048	$3	$(692)	$374,359	$427,726
Money market funds	1				48,925	47,054
Certificates of deposit	2				7,503	21,399
Cash	N/A				26,040	8,798
Total cash and investments in marketable securities					$456,827	$504,977
For the three months ended March 31, 2023 and 2022, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. At December 31, 2022, our gross unrealized losses totaled $1.8 million, and our gross unrealized gains were insignificant.
Note 3 — Condensed Consolidated Financial Statement Details
Inventory
Inventory consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$2,234	$2,575
Work-in-process	13,167	10,749
Finished goods	4,834	5,878
Total inventory	$20,235	$19,202
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

Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Building and leasehold improvements	$69,137	$74,889
Computer equipment and computer software	24,894	26,205
Manufacturing equipment	25,339	25,052
Laboratory equipment	13,566	24,243
Furniture, fixtures and other	3,990	4,263
Depreciable property, plant and equipment at cost	136,926	154,652
Less: accumulated depreciation	(110,653)	(124,731)
Depreciable property, plant and equipment, net	26,273	29,921
Construction in process	811	2,530
Property, plant and equipment, net	$27,084	$32,451
As a result of the decrease in the fair value of our single reporting unit during the three months ended March 31, 2023, we recorded a non-cash impairment charge of $3.5 million for property, plant and equipment, which we report in restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. See Note 6 for additional information.
Goodwill
The following is a reconciliation of the changes in our goodwill for the three months ended March 31, 2023 (in thousands):

Three months ended March 31, 2023
Goodwill – beginning balance	$76,501
Impairment of goodwill	(76,501)
Goodwill – ending balance	$—
As a result of the decrease in the fair value of our single reporting unit during the three months ended March 31, 2023, we recorded a non-cash goodwill impairment charge of $76.5 million, which we report as impairment of goodwill in our Condensed Consolidated Statement of Operations. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively. See Note 6 for additional information.
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$14,888	$9,582
Accrued clinical trial expenses	7,739	12,262
Liability to collaboration partners	3,495	3,808
Accrued contract termination costs	3,461	3,902
Other accrued expenses	7,827	7,003
Total accrued expenses	$37,410	$36,557

Liabilities Related to the Sales of Future Royalties
In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (collectively, HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of March 31, 2023, our imputed interest rates for the arrangements with RPI and HCR were 10% and 20%, respectively.
The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$55,167	$100,211	$155,378
Non-cash royalty revenue	(9,303)	(7,558)	(16,861)
Non-cash interest expense	1,360	5,045	6,405
Amortization of transaction costs	—	209	209
Liabilities related to the sales of future royalties, net – ending balance	$47,224	$97,907	$145,131
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
On May 2, 2023, we and our directors were named in a putative class action complaint filed in the Court of Chancery of the State of Delaware. The plaintiff in this complaint alleges section 13 of our bylaws relating to stockholder action without meeting violates Delaware law and is therefore void. Upon service of this complaint, we will have twenty days to reply.
We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at either March 31, 2023 or December 31, 2022.
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
Note 5 — License and Collaboration Agreements
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
Eli Lilly and Company (Lilly): Rezpegaldesleukin (previously referred to as NKTR-358)
On July 23, 2017, we entered into a worldwide license agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) to co-develop rezpegaldesleukin, a novel immunological drug candidate that we invented, pursuant to which we received an initial payment of $150.0 million and were eligible for up to $250.0 million in additional development and regulatory milestones. The Lilly Agreement provided that, during Phase 1B and Phase 2 development, we would share development costs wherein 75% of the costs are borne by Lilly and 25% of the costs are borne by us.
On February 23, 2023, we announced the topline data from the Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) (Phase 2 Lupus Study). Although the Phase 2 Lupus Study did not meet its primary endpoint, patients who received the middle dose within the modified intent-to-treat population, defined as all patients who were randomized and received at least one dose of rezpegaldesleukin, demonstrated improvement in SLEDAI-2K score as compared to placebo. Nonetheless, Lilly notified us that it does not intend to advance rezpegaldesleukin into Phase 3 development for SLE.
On April 23, 2023, Nektar received from Lilly a notice of-at will termination of the Lilly Agreement. On April 27, 2023, we announced that we would regain full rights to rezpegaldesleukin from Lilly. Based on the positive results from a Phase 1b study in which rezpegaldesleukin reduced atopic dermatitis symptoms, we plan to initiate a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in 2023. We will also explore other auto-immune indications for the development of rezpegaldesleukin.
Bristol-Myers Squibb Company (BMS): Bempegaldesleukin, also referred to as NKTR-214
Effective April 3, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) and a Share Purchase Agreement with BMS. Pursuant to the BMS Collaboration Agreement, we and BMS have jointly developed bempegaldesleukin in combination with BMS’s Opdivo®. The parties share the internal and external development costs for bempegaldesleukin in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties share development costs for bempegaldesleukin in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar. The parties share costs for the manufacturing and pre-commercial costs of bempegaldesleukin, 35% of the costs to BMS and 65% to Nektar.
Upon the effective date of the BMS Collaboration Agreement in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased 8,284,600 shares of our common stock pursuant to the Share Purchase Agreement for total additional cash consideration of $850.0 million. In 2020, we received additional non-refundable milestone payments of $50.0 million.
As discussed in Note 1, in April 2022, we announced that BMS and we decided to discontinue all development of bempegaldesleukin in combination with Opdivo®. The decision to terminate the program does not affect the cost-sharing provisions under the BMS Collaboration Agreement. Pursuant to the BMS Collaboration Agreement, we and BMS continue our efforts to wind down the bempegaldesleukin program.
We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing percentages described above, we recognized BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. As discussed in Note 6, beginning in the second quarter of 2022, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring and costs of terminated program. The net reimbursement payable to BMS for the three months ended March 31, 2023 was not significant. For the three months ended March 31, 2022, we recorded $24.9 million for the net reimbursement from BMS as a reduction of research and development expense.

SFJ Pharmaceuticals
On February 12, 2021, we entered into a Co-Development Agreement (the SFJ Agreement) with SFJ Pharmaceuticals XII, L.P., a SFJ Pharmaceuticals Group company (SFJ), pursuant to which SFJ would pay up to $150.0 million to support a Phase 2/3 study of bempegaldesleukin in combination with Keytruda® (pembrolizumab) in metastatic or unresectable recurrent squamous cell carcinoma of the head and neck (the SCCHN Clinical Trial). SFJ had primary responsibility for the clinical trial management of the SCCHN Clinical Trial, and we were the sponsor of the SCCHN Clinical Trial. The SFJ Agreement provided for us to pay up to $637.5 million in Success Payments in the event of FDA approval of bempegaldesleukin in up to three indications.
We accounted for the SFJ Agreement as a derivative liability, which we remeasured to fair value at each reporting date. We recorded increases to the liability for non-cash research and development expense as SFJ conducted the SCCHN Clinical Trial and for cash receipts from SFJ to us to support our internal costs of conducting the trial. We presented the gain (loss) from the remeasurement as change in fair value of development derivative liability in our Condensed Consolidated Statements of Operations.
As of March 31, 2022, due to the negative results of the metastatic melanoma trial and initial discussions with SFJ, we concluded that it was remote that SFJ and we would continue the SCCHN Clinical Trial. Accordingly, the fair value of the development derivative liability was reduced to zero as of March 31, 2022, and we recognized a corresponding gain in change in fair value of development derivative liability. In April 2022, we announced that SFJ and we agreed to discontinue the SCCHN Clinical Trial. Accordingly, SFJ will not be entitled to any Success Payments, and SFJ has the responsibility to wind down the SCCHN Clinical Trial at its sole cost. SFJ has no right to seek reimbursement from us for any costs incurred for the SCCHN Clinical Trial.
The following table presents the change in the derivative liability for the three months ended March 31, 2022:

	Fair Value Hierarchy Level	Three Months Ended March 31, 2022
Fair value at beginning of period	3	$27,726
Non-cash research and development expense		4,951
Cash receipts from SFJ		750
Change in the fair value of development derivative liability		(33,427)
Fair value at end of period	3	$—
Other
We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $16.9 million and $17.6 million for the three months ended March 31, 2023 and 2022, respectively, represents revenue for granting licenses which we had satisfied in prior periods.
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

Note 6 — Restructuring, Impairment and Costs of Terminated Program, and Impairment of Goodwill
Restructuring, Impairment and Costs of Terminated Program
In connection with our 2022 and 2023 Restructuring Plans, we report the following costs in restructuring, impairment and costs of terminated program:
•Clinical trial expense, other third-party costs and employee costs for the wind down of the bempegaldesleukin program, net of the reimbursement from BMS, initiated in 2022;
•Severance and related benefit costs pursuant to the 2022 and 2023 Restructuring Plans;
•Non-cash impairment of right-of-use assets and property, plant and equipment; and
•Contract termination and other costs associated with these plans.
In prior periods through March 31, 2022, we reported the clinical trial costs, other third-party costs and employee costs related to the bempegaldesleukin program primarily in research and development expense. Beginning in the second quarter of 2022, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program.
2022 Restructuring Plan
As discussed in Note 1, because our registrational trials in bempegaldesleukin did not meet their primary endpoints, we decided to discontinue all development of bempegaldesleukin and wind down the clinical trials studying bempegaldesleukin. In April 2022, we announced the 2022 Restructuring Plan pursuant to which we completed an approximately 70% reduction of our workforce during 2022. We also sold our research facility in India in December 2022 and decided to sublease certain of our leased premises in San Francisco, CA, including our office leased space on Third St. and portions of our office and laboratory space on Mission Bay Blvd. South.
Restructuring, impairment and other costs of terminated program pertaining to the 2022 Restructuring Plan includes the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$1,598	—
Contract termination and other restructuring costs	878	1,475
Restructuring, impairment and costs of terminated program	$2,476	$1,475
For the three months ended March 31, 2022, restructuring, impairment and other costs primarily include cancellation fees for certain manufacturing activities for bempegaldesleukin. Through March 31, 2023, we have recognized $11.8 million cumulatively for contract termination and other costs for the 2022 Restructuring Plan.
2023 Restructuring Plan
As discussed in Note 1, pursuant to plans approved by our Board in March 2023, we announced the 2023 Restructuring Plan to further reduce our San Francisco-based workforce by approximately 60%, which is expected to be substantially completed by June 2023.
Restructuring, impairment and other costs of terminated program pertaining to the 2023 Restructuring Plan includes the following (in thousands):

Three Months Ended March 31, 2023
Severance and benefit expense	$5,483
Impairment of right-of-use assets and property, plant and equipment	13,200
Contract termination and other restructuring costs	34
Restructuring, impairment and costs of terminated program	$18,717

Severance and Benefit Expense
Employees affected by the reduction in force under the 2022 and 2023 Restructuring Plans are entitled to receive severance payments and certain Company funded benefits. The restructuring charges are recorded at fair value.
For the 2022 Restructuring Plan, we recognized severance and benefit expense in full for employees who had no requirements for future service when the 2022 Restructuring Plan was approved by the Board in April 2022. We recognized severance and benefit expense for employees who were required to render services to receive their severance and benefits ratably over the service period. This service period began on the communication date in April 2022 and was completed for all employees during 2022. We recognized $30.9 million in total severance and benefit expense during 2022 and paid the remaining liability of $3.3 million in January 2023.
For the 2023 Restructuring Plan, we recognized a liability of $5.5 million of severance and benefit expense as of March 31, 2023, reflecting severance and benefits which the employees had vested into and for which payment was probable and reasonably estimable as of March 31, 2023. We expect to recognize an additional $1.9 million for severance and benefit expense for the 2023 Restructuring Plan, primarily in the second quarter of 2023.
The following table provides details regarding the severance and benefit expense for the three months ended March 31, 2023 pursuant to the 2023 Restructuring Plan and a reconciliation of the severance and benefits liability for the three months ended March 31, 2023, which we report within accrued expenses on our Condensed Consolidated Balance Sheet (in thousands):

	Three Months Ended March 31, 2023
	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2022	$—	$3,299	$3,299
Expense recognized during the period	5,483	—	5,483
Payments during the period	—	(3,299)	(3,299)
Liability balance as of March 31, 2023	$5,483	$—	$5,483
Impairment of Long-Lived Assets and Goodwill
During the three months ended March 31, 2023, our stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, we assessed our long-lived assets, including our property, plant and equipment, right-of-use assets and goodwill, for impairment.
As part of our impairment analysis, we first assessed which long-lived assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets.
We concluded that the long-lived assets associated with our leased spaces that we had previously decided to sublease under our 2022 Restructuring Plan continue to have cash flows that are independent of our entity-wide group. We concluded that these assets, for which we had recognized impairment charges during 2022, were recoverable based on estimated sublease income and therefore did not record any impairment charges for these long-lived assets for the three months ended March 31, 2023.
We evaluated our remaining long-lived assets for impairment and performed a recoverability test using the undiscounted cash flows approach. We concluded that our net assets were not recoverable within the remaining useful lives. Accordingly, we estimated the fair value of the asset or asset group based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. For the operating lease asset related to our Mission Bay facility, we estimated the fair value based on market participant assumptions, including the length of time to enter into a sublease, sublease payments, tenant improvement allowances and broker commissions, which we evaluated using current real estate trends and market conditions. We discounted the sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 7.9%. As a result of this analysis, we recorded a non-cash impairment charge of $11.5 million. We also recorded an additional non-cash impairment charge of $1.7 million for certain laboratory equipment.
We report the aggregate non-cash impairment charge of $13.2 million in restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. The following table presents a reconciliation of the non-cash impairment charge we recorded for these long-lived assets for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$5,114	$28,434	$33,548
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(3,314)	(18,734)	(22,048)
Impairment expense for facilities	1,800	9,700	11,500
Impairment of other property, plant and equipment	1,700	—	1,700
Total impairment of right-of-use assets and property, plant and equipment	$3,500	$9,700	$13,200
After we recorded the non-cash impairment charges for our long-lived assets, we next assessed goodwill for impairment. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively. Accordingly, in accordance with ASC 350-20 Goodwill and ASC 820-10 Fair Value Measurement, we measured the fair value of our reporting unit utilizing both income and market approaches for our entity-wide asset impairment analysis. Based on this analysis, we wrote off all of our goodwill, resulting in a non-cash impairment charge of $76.5 million during the three months ended March 31, 2023, which we reported as impairment of goodwill in our Condensed Consolidated Statements of Operations.
Note 7 — Stock-Based Compensation
We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$812	$669
Research and development	4,146	12,041
General and administrative	5,061	8,251
Total stock-based compensation	$10,019	$20,961

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
In April of 2022 and 2023, we announced the 2022 Restructuring Plan and 2023 Restructuring Plan, respectively, which both focused on prioritizing key research and development efforts that will be most impactful to the Company’s future. Central to both plans is the continuation of clinical development of both rezpegaldesleukin (previously referred to as NKTR-358) and NKTR-255 programs as well as our core research programs in immunology that include a polymer conjugate of colony stimulating factor (CSF-1) and a separate tumor necrosis factor receptor 2 agonist antibody.
Autoimmune and inflammatory diseases cause the immune system to mistakenly attack and damage healthy cells in a person's body. A failure of the body’s self-tolerance mechanisms enables the formation of the pathogenic T lymphocytes that conduct this attack. Our drug candidate rezpegaldesleukin is a potential first-in-class resolution therapeutic that may address this underlying immune system imbalance in people with autoimmune disorders and inflammatory diseases. It is designed to target the interleukin-2 (IL-2) receptor complex in the body in order to stimulate proliferation of powerful inhibitory immune cells known as regulatory T cells (Treg cells). By activating these cells, rezpegaldesleukin may act to bring the immune system back into balance. Rezpegaldesleukin is being developed as a once or twice monthly self-administered injection for a number of autoimmune disorders and inflammatory diseases.
In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to develop and commercialize rezpegaldesleukin, pursuant to which we received an initial payment of $150.0 million and were eligible for up to an additional $250.0 million for development and regulatory milestones. Under the collaboration, we completed our responsibilities for Phase 1 clinical development and certain drug product development and supply activities. In a Phase 2 Lupus Study carried out by Lilly, although the study did not meet its primary endpoint, patients who received the middle dose within the modified intent-to-treat population, defined as all patients who were randomized and received at least one dose of rezpegaldesleukin, demonstrated improvement in SLEDAI-2K score as compared to placebo. Additionally, clinically meaningful improvements at the mid-dose level were observed in the British Isles Lupus Assessment Group (BILAG)-Based Composite Lupus Assessment (BICLA) response and Lupus Low Disease Activity State (LLDAS) as compared to placebo, and exploratory biomarker data also showed that rezpegaldesleukin led to dose-dependent proliferation of Treg cells, which was consistent with prior studies. Despite these results, Lilly notified us that it does not intend to advance rezpegaldesleukin into Phase 3 development for SLE. On April 27, 2023, we announced we would be regaining full rights to rezpegaldesleukin from Lilly. Following the return of our rights to develop rezpegaldesleukin, we will bear all costs of development. The Phase 1b data for rezpegaldesleukin in atopic dermatitis presented at a meeting of the European Academy of Dermatology and Venereology (EADV) showed a dose-dependent improvement in atopic dermatitis symptoms with 12 weeks of treatment. Based on this and other positive data, we plan to initiate a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in 2023. We will also explore other auto-immune indications for the development of rezpegaldesleukin.
In oncology, we focus on developing medicines that target biological pathways that stimulate and sustain the body’s immune response in order to fight cancer. Our drug candidate NKTR-255 is an investigational biologic that is designed to target the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. Preclinical findings suggest NKTR-255 has the potential to synergistically combine with antibody-dependent cellular cytotoxicity molecules as well as to enhance CAR-T therapies. Our development strategy for NKTR-255 is focused on three therapeutic areas: to enhance response to antibody-

dependent cellular cytotoxicity (ADCC) mediated therapies by restoring NK cells, to improve CAR-T cell persistency in cellular therapies and to augment response to checkpoint inhibitors.
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
We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. Our lead research program is focused on developing a tumor necrosis factor (TNF) receptor 2 (TNFR2) agonist antibody. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. Our focus is on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be developed for treatment of autoimmune diseases. In connection with this program, we are targeting IND readiness for a lead TNFR2 agonist antibody candidate by the end of 2023 in order to submit an Investigational New Drug (IND) filing for the first clinical study in 2024. Our preclinical pipeline also includes NKTR-288, an investigational PEG conjugate of the protein interferon gamma that is designed utilizing a site-specific conjugation approach to modify binding of interferon gamma with one of its substrates and to optimize the pharmacodynamic duration of interferon gamma signaling. We believe this program has applications in a number of therapeutic indications including oncology as well as in other infectious diseases.
We have historically derived substantially all of our revenue and significant amounts of research and development operating capital from our collaboration agreements. In addition to payments received under the Lilly Agreement, we have received upfront and milestone payments and cost-sharing reimbursements under a number of other previous collaboration agreements, and certain of our collaboration partners, including Lilly, have borne substantial costs of developing our drug candidates. Following the return of our rights to develop rezpegaldesleukin from Lilly, however, unless we enter into a new collaboration agreement, we will bear all the costs of developing our pipeline drug candidates, other than the Phase II JAVELIN Bladder Medley study under which we pay our share of the study’s costs as a doublet therapy.
Several of our historical collaboration agreements have resulted in approved drugs, for which we may continue to manufacture the polymer reagents used in the production of the drug products and may be entitled to royalties for net sales of these approved drugs. However, we have sold the majority of our rights to receive royalties under these arrangements, including:
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
Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on the marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. Drug research and development is an inherently uncertain process with a high risk of failure at every stage prior to approval. The timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market opportunities. We continue to actively monitor the COVID-19 pandemic and applicable government recommendations in light of new developments. If the COVID-19 pandemic becomes more severe, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our prospects for growth. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A “Risk Factors.”
With respect to financing our near-term business needs, as set forth below in "Key Developments and Trends in Liquidity and Capital Resources," we estimate we have working capital to fund our current business plans for at least the next twelve months. At March 31, 2023, we had approximately $456.8 million in cash and investments in marketable securities.
Results of Operations
The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended March 31,		$ Change 2023 vs. 2022	% Change 2023 vs. 2022
	2023	2022
Revenue:
Product sales	$4,718	$5,688	$(970)	(17)%
Non-cash royalty revenue related to sales of future royalties	16,861	17,561	(700)	(4)%
License, collaboration and other revenue	15	1,573	(1,558)	(99)%
Total revenue	21,594	24,822	(3,228)	(13)%
Operating costs and expenses:
Cost of goods sold	7,060	5,315	1,745	33%
Research and development	30,469	107,253	(76,784)	(72)%
General and administrative	21,081	27,339	(6,258)	(23)%
Restructuring, impairment and costs of terminated program	21,193	1,475	19,718	1,337%
Impairment of goodwill	76,501	—	76,501	n/m
Total operating costs and expenses	156,304	141,382	14,922	11%
Loss from operations	(134,710)	(116,560)	(18,150)	16%
Non-operating income (expense):
Change in fair value of development derivative liability	—	33,427	(33,427)	(100)%
Non-cash interest expense on liability related to sale of future royalties	(6,405)	(7,529)	1,124	(15)%
Interest income and other income (expense), net	4,034	395	3,639	921%
Total non-operating income (expense), net	(2,371)	26,293	(28,664)	(109)%
Loss before provision for income taxes	(137,081)	(90,267)	(46,814)	52%
Provision (benefit) for income taxes	(63)	126	(189)	(150)%
Net loss	$(137,018)	$(90,393)	$(46,625)	52%

n/m - not meaningful
Revenue
Our revenue is derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners. For the three months ended March 31, 2023 and March 31, 2022, our revenues and related expenses did not have a material effect on our cash flows and financial position.
•Product sales and Cost of goods sold: Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. Accordingly, the revenue recognized in a given period is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. As a result of this arrangement, gross margin was negative for the three months ended March 31, 2022. Although we recognized negative gross margin for the full year 2022 and expect to recognize negative gross margin for the full year 2023, such negative gross margin is not significant to our cash flows and financial position.
•Non-cash royalty revenue and Non-cash interest expense: We recognize non-cash royalty revenue and non-cash interest expense resulting from royalties on several products for which we had previously sold our rights to receive royalties under the 2012 and 2020 Purchase and Sale Agreements. See Note 3 for additional information regarding these agreements. These non-cash revenues and expenses have no affect on our cash flows, and we do not consider them material to our operations.
•License, collaboration and other revenue: License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements. The amount of revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. License, collaboration and other revenue was not material for the periods presented or for the full year 2022, and we do not expect to recognize significant revenue for the full year 2023.
Research and Development Expense
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
As discussed in Note 1 to our Condensed Consolidated Financial Statements, in April 2022, BMS and we decided to discontinue development of bempegaldesleukin in combination with Opdivo®, and we have also decided to discontinue all other development of bempegaldesleukin. BMS and we have each substantially wound down our respective clinical trials under the BMS Collaboration Agreement as of March 31, 2022. Beginning with the second quarter of 2022, we report clinical trial expense, other third-party costs and employee costs for the bempegaldesleukin program, net of the reimbursement from BMS, within restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. Accordingly, research and development expensed decreased by $29.6 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, for third-party costs, net of the BMS reimbursement, for the termination of the bempegaldesleukin program.
As discussed in Note 6 to our Condensed Consolidated Financial Statements, pursuant to our 2022 Restructuring Plan, we completed the termination of approximately 70% of our workforce during 2022. Accordingly, research and development expense decreased by $26.6 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, for employee costs, including non-cash stock-based compensation expense, net of the BMS reimbursement, primarily as a result of the 2022 Restructuring Plan. Research and development expense also decreased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to lower allocations of support and facilities-related costs, primarily as a result of the 2022 Restructuring Plan.
We incurred research and development expense in the three months ended March 31, 2023 and March 31, 2022 for development costs and manufacturing activities for NKTR-255 and development costs for rezpegaldesleukin as Lilly conducted its Phase 1B and Phase 2 studies, for which we were responsible for 25% of costs and Lilly was responsible for 75% of costs. We will continue to incur research and development costs as the development of NKTR-255 continues, and we intend to develop rezpegaldesleukin independently or with another partner, following the return from Lilly to us of the full rights to rezpegaldesleukin.
As discussed in Note 6 to our Condensed Consolidated Financial Statements, in April 2023, we announced our 2023 Restructuring Plan to reduce our San Francisco-based workforce by approximately 60%, which we expect to substantially complete by June 2023. As a result of the 2022 and 2023 Restructuring Plans, we expect research and development expense to significantly decrease for the full year 2023 as compared to 2022.
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
General and Administrative Expense
General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. As discussed in Note 6 to our Condensed Consolidated Financial Statements, pursuant to our 2022 Restructuring Plan, which we announced in April 2022, we completed the termination of approximately 70% of our workforce during 2022. As a result of our 2022 Restructuring Plan, the commercial organization was eliminated and all other bempegaldesleukin-related commercialization activities ceased. Accordingly, general and administrative expense decreased for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.
Additionally, as discussed in Note 6 to our Condensed Consolidated Financial Statements, in April 2023, we announced our 2023 Restructuring Plan to further reduce our San Francisco-based workforce by approximately 60%, which we expect to substantially complete by June 2023.
As a result of the 2022 and 2023 Restructuring Plans, we expect general and administrative expense for the full year 2023 to significantly decrease as compared to 2022.
Restructuring, Impairment and Costs of Terminated Program
As discussed in Note 6 to our Condensed Consolidated Financial Statements, in April 2022, we announced the termination of the bempegaldesleukin program and the 2022 Restructuring Plan, pursuant to which we completed an approximately 70% reduction of our workforce in 2022, and in April 2023, we announced our 2023 Restructuring Plan to reduce our San Francisco-

based workforce by approximately 60%, which was approved by our Board in March 2023. In connection with these events, we reported the following costs in Restructuring, impairment and costs of terminated program as further described and disclosed in Note 6 to our Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended March 31,
	2023	2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$1,598	$—
Severance and benefit expense	5,483	—
Impairment of right-of-use assets and property, plant and equipment	13,200	—
Contract termination and other restructuring costs	912	1,475
Restructuring, impairment and other costs of terminated program	$21,193	$1,475
During the three months ended March 31, 2022, we did not recognize significant expenses for restructuring, impairment and costs of terminated program, because the 2022 Restructuring Plan was not approved until April 2022.
•Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program: We recognized $31.7 million for the full year of 2022 for the wind down of the bempegaldesleukin program. We expect these costs for the full year 2023 to be significantly lower.
•Severance and benefits expense: We recognized $30.9 million for severance and benefit expense in 2022 for the 2022 Restructuring Plan. We expect to recognize $7.4 million in total in 2023 for the 2023 Restructuring Plan.
•Impairment of right-of-use assets and property, plant and equipment: We recognized $65.8 million in non-cash impairment charges for the full year 2022, primarily for our leased space on Third St. which we intend to sublease, primarily due to lower rental recovery rates and extended time to enter into a sublease. The non-cash impairment charge for the three months ended March 31, 2023 primarily reflects an impairment for our office and laboratory space on Mission Bay Blvd. South. We will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases, and we may record non-cash impairment charges in future periods as these estimates change.
•Loss (gain) on sale or disposal of property, plant and equipment: We recognized a net gain of $3.3 million for the sale of property, plant and equipment for the full year 2022, primarily resulting from the sale of our research and development facility in India. We do not expect to recognize significant gains or losses in 2023.
•Contract termination and other restructuring charges: We recognized $10.9 million in contract termination and other restructuring costs for the full year 2022. We may recognize additional contract termination and other restructuring charges for the full year 2023 as a result of the 2023 Restructuring Plan, but we currently cannot estimate such costs.
Impairment of Goodwill
As discussed in Note 6 to our Condensed Consolidated Financial Statements, during the three months ended March 31, 2023, our stock price and resulting market capitalization experienced a significant, sustained decline. As a result and in accordance with ASC 350-20 Goodwill and ASC 820-10 Fair Value Measurement, we measured the fair value of the company based on income and market approaches. Based on this analysis, we wrote off all of our goodwill in the three months ended March 31, 2023. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively.
Change in Fair Value of Development Derivative Liability
We recorded a gain for the change in fair value of development derivative liability in the three months ended March 31, 2022 because we decided to discontinue the development of bempegaldesleukin, and therefore reduced the liability to zero as of March 31, 2022. See Note 5 to our Condensed Consolidated Financial Statements for additional information.
Interest Income and Other Income (Expense), net
Interest income and other income (expense) increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to increases in interest rates. We expect that our interest income and other income (expense), net will increase for 2023 compared to 2022 for the same reason.

Liquidity and Capital Resources
We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of March 31, 2023, we had approximately $456.8 million in cash and investments in marketable securities.
We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.
We expect the clinical development of our drug candidates, including rezpegaldesleukin and NKTR-255, will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with BMS, development cost reimbursements from BMS, and a $150.0 million upfront payment from Lilly for our collaboration agreement for rezpegaldesleukin. Additionally, certain of our collaboration partners, including Lilly, have borne substantial costs of developing our drug candidates. Following the return of our rights to develop rezpegaldesleukin from Lilly, however, unless we enter into a new collaboration agreement, we will bear all the costs of developing our pipeline drug candidates, other than the Phase II JAVELIN Bladder Medley study under which we pay our share of the study’s costs as a doublet therapy.
Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for rezpegaldesleukin and NKTR-255; the sales levels for those products, if and when they are approved; whether, when and on what terms we are able to enter into new collaboration transactions; expenses being higher than anticipated, unplanned expenses and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations; and cash receipts, including sublease income, being lower than anticipated.
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
Cash flows from operating activities
Cash flows used in operating activities for the three months ended March 31, 2023 and 2022 totaled $51.9 million and $88.4 million, respectively.
We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will decrease for 2023 as compared to 2022 as a result of the various cost restructuring activities described above and because we do not expect any further costs for the wind down of the bempegaldesleukin program to be significant.
Cash flows from investing activities
During the three months ended March 31, 2023 and 2022, the maturities and sales of our investments, net of purchases, totaled $41.0 million and $134.5 million, respectively, which we used to fund our operations.

We paid $4.2 million for the purchase of property, plant and equipment in the three months ended March 31, 2022, and our purchases of property, plant and equipment for the three months ended March 31, 2023 were not significant.
Cash flows from financing activities
Our cash flows from financing activities for the three months ended March 31, 2023 and 2022 were not significant.
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
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Other than the impairment of goodwill as discussed in Note 6 to our Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the risk of inflation, which has increased significantly during 2022 and may result in increases to our operating expenses. Our market risks at March 31, 2023 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Risks Related to our Business
We are highly dependent on the success of drug candidates, including rezpegaldesleukin (previously referred to as NKTR-358) and NKTR-255. If these drug candidates fail in clinical development our business will be significantly harmed.
Our future success is highly dependent on the clinical success of our drug candidates, including rezpegaldesleukin and NKTR-255. In general, most investigational drugs, including drug candidates designed to treat patients suffering from autoimmune disorders and cancers, such as rezpegaldesleukin and NKTR-255, respectively, do not become approved drugs. Accordingly, there is a very meaningful risk that our drug candidates will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. Further, if Lilly fails to return to us quickly the regulatory rights, safety and efficacy data, testing assays, and other materials that are necessary for us to continue clinical development of rezpegaldesleukin, or if continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed. In February 2023, we announced that, although the Phase 2 Lupus Study of rezpegaldesleukin in SLE conducted by Lilly did not meet the study’s primary endpoint and that Lilly does not intend to advance rezpegaldesleukin to Phase 3 development in SLE, patients in the study who received the middle dose within the modified intent-to-treat population, defined as patients who were randomized and received at least one dose of rezpegaldesleukin, demonstrated improvement in SLEDAI-2K score compared to placebo. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly. We plan to initiate a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in 2023. We will also explore other auto-immune indications for the development of rezpegaldesleukin. One or more clinical failures of our drug candidates would jeopardize and could result in reduced, delayed or eliminated revenue.
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
•delays caused by changing standards of care or new treatment options; and
•delays associated with third parties, such as a past collaboration partner, failing to provide us with all the necessary documents, data and materials necessary to conduct clinical trials.
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
We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. Currently, we will rely on Lilly to promptly and completely transfer the documents, regulatory rights, safety and efficacy data, testing assays, and materials necessary for us to continue the clinical development for rezpegaldesleukin. In the event Lilly fails to promptly and completely transfer to us these materials, we will not be able to continue quickly the clinical development of rezpegaldesleukin and our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm.
Risks Related to our Financial Condition and Capital Requirement
Our strategic reorganization plan and cost restructuring plans may not be successful.
Our 2022 and 2023 Restructuring Plans prioritize key research and development efforts that will impact the Company’s future business activities, including activities involving rezpegaldesleukin, NKTR-255 and several core research programs. In connection with the 2022 and 2023 Restructuring Plans, we also announced cost restructuring measures aimed at ensuring we will have significant capital to fund key programs over a multi-year time horizon. There is no guarantee that the 2022 and 2023 Restructuring Plans will achieve their intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. We may undertake additional restructuring and cost-saving activities to further prioritize our key research and development efforts. There is no guarantee these new efforts will be successful and may further harm our business. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, may prioritize the wrong drug candidates or wrong indications to study for those drug candidates, or could result in total costs and expenses that are greater than expected, which would require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition and prospects.
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
As of March 31, 2023, we had cash and investments in marketable securities valued at approximately $456.8 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
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
For the three months ended March 31, 2023, we reported a net loss of $137.0 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.
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
Our business could be adversely affected, directly or indirectly, by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, including both our own manufacturing operations as well as the manufacturing operations of third parties upon whom we rely. To date, the COVID-19 pandemic has not had a significant, long-term impact on our business. However, any prolonged or worsening effects in the progression of the COVID-19 pandemic could cause a negative impact on our clinical trial timelines, operations, financial condition and prospects. Our clinical trials and those run by our collaborators or other third parties may be affected by delays in investigator recruitment, clinical site initiation, patient screening, or patient enrollment due to challenges associated with the COVID-19 pandemic. Supply chain disruptions or shortages in raw materials and equipment caused by the COVID-19 pandemic may affect our ability to manufacture our products and to supply drug candidates for clinical trials. Throughout the pandemic we modified our policies to allow our employees to safely work, including remotely when possible, and we may experience unpredictability in our expenses, employee productivity and availability and employee work culture. The COVID-19 pandemic has had a broad impact on global financial markets and could reduce our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from a health epidemic, including the COVID-19 pandemic, could materially affect our business and the value of our common stock.
We continue to actively monitor the COVID-19 pandemic and applicable government recommendations in light of new developments, including the recently announced intention to end the national emergency and public health emergency declarations in May 2023.

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
The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 300 U.S. and 1,500 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic’s commercialization, the patent may only provide a short period of protection following the commercialization of the covered product. In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.
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
Since March 2020, when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

We are involved in legal proceedings and may incur substantial litigation costs and liabilities that will adversely affect our business, financial condition and results of operations.
From time to time, we are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. Third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights, such as patents and trade secrets, or have otherwise breached our obligations to them. A third party often bases its assertions on a claim that its patents cover our technology platform or biologic candidates or that we have misappropriated its confidential or proprietary information. Similar assertions of infringement could be based on future patents that may issue to third parties. For example, we were involved in litigation with Aether Therapeutics Inc., who in March 2020 filed a complaint against AstraZeneca, Nektar and Daiichi-Sanko, Inc. alleging that MOVANTIK® infringes U.S. Patent Nos. 6,713,488,8,748,448, 8,883,817 and 9,061,024, which litigation was settled on March 17, 2023, without us paying consideration to Aether Therapeutics Inc. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our collaboration partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs and liability if we are called upon to defend ourselves and our partners against any claims. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review and re-examination proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our biologic candidates and platform technologies. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain biologics or biologic candidates in the U.S. and abroad. Costs associated with litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, financial condition and results of operations.
From time to time, we may also be involved in legal proceedings other than those related to intellectual property, including securities actions or derivative actions or other complaints. For example, on May 2, 2023, we and our directors were named in a putative class action complaint filed in the Court of Chancery of the State of Delaware. The plaintiff in this complaint alleges section 13 of our bylaws relating to stockholder action without meeting violates Delaware law and is therefore void. The cost to us in initiating or defending any litigation or other proceeding, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts or result in financial implications either in terms of seeking license arrangements or payment of damages or royalties. There is no guarantee that our insurance coverage for damages resulting from any litigation or the settlement would be sufficient and could result in substantial financial risk to the Company.

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages.We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at March 31, 2023.
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
Our stock price is volatile. During the three months ended March 31, 2023, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $0.64 to $3.15 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2023.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(6)	Consulting Agreement between Nektar Therapeutics and FLG Partners, LLC dated April 7, 2023.

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(6)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(6)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(6)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

By:	/s/ SANDRA GARDINER
Sandra Gardiner Interim Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2023