Form 10-Q
period 2023-06-30
NEKTAR THERAPEUTICS
filed 2023-08-09
CIK 906709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 190,118,673 on August 1, 2023.

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
•Risks Related to our Financial Condition and Capital Requirements:
◦There is no guarantee that our strategic reorganization plan and cost restructuring plans will achieve their intended benefits and we may need to undertake additional cost-saving measures;
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
•Risks Related to our Collaboration Partners:
◦we are highly dependent on advancing rezpegaldesleukin in clinical trials, and while we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, our ability to perform important development activities will be significantly harmed if Eli Lilly and Company fails to continue to cooperate with us in the transfer of rezpegaldesleukin;
◦we may rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our product candidates and any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval or commercialize for our product candidates; and
◦we depend on third parties to conduct preclinical studies and clinical trials for our biologic candidates and any failure of those parties to fulfill their obligations according to protocol standards could harm our development plans and adversely affect our business.

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

PART I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements—Unaudited:
NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$50,728	$88,227
Short-term investments	358,704	416,750
Accounts receivable	1,335	5,981
Inventory, net	20,689	19,202
Other current assets	9,602	15,808
Total current assets	441,058	545,968
Property, plant and equipment, net	22,554	32,451
Operating lease right-of-use assets	29,015	53,435
Goodwill	—	76,501
Other assets	1,652	2,245
Total assets	$494,279	$710,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,619	$12,980
Accrued expenses	29,142	36,557
Operating lease liabilities, current portion	18,933	18,667
Total current liabilities	50,694	68,204
Operating lease liabilities, less current portion	105,817	112,829
Liabilities related to the sales of future royalties, net	135,659	155,378
Other long-term liabilities	5,151	7,551
Total liabilities	297,321	343,962
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at June 30, 2023 or December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 190,119 shares and 188,560 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	19	19
Capital in excess of par value	3,592,722	3,574,719
Accumulated other comprehensive loss	(6,450)	(6,907)
Accumulated deficit	(3,389,333)	(3,201,193)
Total stockholders’ equity	196,958	366,638
Total liabilities and stockholders’ equity	$494,279	$710,600
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product sales	$4,658	$5,312	$9,376	$11,000
Non-cash royalty revenue related to the sales of future royalties	15,832	16,264	32,693	33,825
License, collaboration and other revenue	9	9	24	1,582
Total revenue	20,499	21,585	42,093	46,407
Operating costs and expenses:
Cost of goods sold	6,994	5,115	14,054	10,430
Research and development	29,681	42,740	60,150	149,993
General and administrative	17,869	20,521	38,950	47,860
Restructuring, impairment, and costs of terminated program	16,554	106,045	37,747	107,520
Impairment of goodwill	—	—	76,501	—
Total operating costs and expenses	71,098	174,421	227,402	315,803
Loss from operations	(50,599)	(152,836)	(185,309)	(269,396)
Non-operating income (expense):
Change in fair value of development derivative liability	—	—	—	33,427
Non-cash interest expense on liabilities related to the sales of future royalties	(6,152)	(7,228)	(12,557)	(14,757)
Interest income and other income (expense), net	5,582	1,096	9,616	1,491
Total non-operating income (expense), net	(570)	(6,132)	(2,941)	20,161
Loss before provision for income taxes	(51,169)	(158,968)	(188,250)	(249,235)
Provision (benefit) for income taxes	(47)	100	(110)	226
Net loss	$(51,122)	$(159,068)	$(188,140)	$(249,461)

Basic and diluted net loss per share	$(0.27)	$(0.85)	$(0.99)	$(1.34)
Weighted average shares outstanding used in computing basic and diluted net loss per share	189,656	186,800	189,268	186,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(51,122)	$(159,068)	$(188,140)	$(249,461)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	244	(988)	1,331	(3,079)
Net foreign currency translation loss	(1,013)	(671)	(874)	(955)
Other comprehensive income (loss)	(769)	(1,659)	457	(4,034)
Comprehensive loss	$(51,891)	$(160,727)	$(187,683)	$(253,495)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	185,468	$19	$3,516,641	$(4,157)	$(2,832,995)	$679,508
Shares issued under equity compensation plans	806	—	188	—	—	188
Stock-based compensation	—	—	20,961	—	—	20,961
Comprehensive income (loss)	—	—	—	(2,375)	(90,393)	(92,768)
Balance at March 31, 2022	186,274	$19	$3,537,790	$(6,532)	$(2,923,388)	$607,889
Shares issued under equity compensation plans	1,131	—	467	—	—	467
Stock-based compensation	—	—	11,103	—	—	11,103
Comprehensive income (loss)	—	—		(1,659)	(159,068)	(160,727)
Balance at June 30, 2022	187,405	$19	$3,549,360	$(8,191)	$(3,082,456)	$458,732

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	188,560	$19	$3,574,719	$(6,907)	$(3,201,193)	$366,638
Shares issued under equity compensation plans	675	—	—	—	—	—
Stock-based compensation	—	—	10,019	—	—	10,019
Comprehensive income (loss)	—	—	—	1,226	(137,018)	(135,792)
Balance at March 31, 2023	189,235	$19	$3,584,738	$(5,681)	$(3,338,211)	$240,865
Shares issued under equity compensation plans	884	—	18	—	—	18
Stock-based compensation	—	—	7,966	—	—	7,966
Comprehensive income (loss)	—	—	—	(769)	(51,122)	(51,891)
Balance at June 30, 2023	190,119	$19	$3,592,722	$(6,450)	$(3,389,333)	$196,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(188,140)	$(249,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(32,693)	(33,825)
Non-cash interest expense on liabilities related to the sales of future royalties	12,557	14,757
Change in fair value of development derivative liability	—	(33,427)
Non-cash research and development expense	—	4,951
Stock-based compensation	17,985	32,064
Depreciation and amortization	4,468	7,171
Deferred income tax expense	(1,839)	—
Impairment of right-of-use assets and property, plant and equipment	26,455	57,321
Impairment of goodwill	76,501	—
Amortization of premiums (discounts), net and other non-cash transactions	(8,150)	700
Changes in operating assets and liabilities:
Accounts receivable	4,646	12,486
Inventory	(1,487)	(1,168)
Operating leases, net	(3,717)	1,486
Other assets	7,902	7,627
Accounts payable	(9,997)	2,833
Accrued expenses	(7,929)	13,068
Net cash used in operating activities	(103,438)	(163,417)
Cash flows from investing activities:
Purchases of investments	(249,724)	(247,014)
Maturities of investments	316,088	466,423
Purchases of property, plant and equipment	(595)	(4,983)
Net cash provided by investing activities	65,769	214,426
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	18	655
Cash receipts from development derivative liability	—	750
Net cash provided by financing activities	18	1,405
Effect of foreign exchange rates on cash and cash equivalents	152	(87)
Net increase (decrease) in cash and cash equivalents	(37,499)	52,327
Cash and cash equivalents at beginning of period	88,227	25,218
Cash and cash equivalents at end of period	$50,728	$77,545
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,656	$85
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of June 30, 2023, we had approximately $409.4 million in cash and investments in marketable securities.
Results of Clinical Trial Programs and the Restructuring Plans
In March and April 2022, we announced that our registrational trials of bempegaldesleukin in combination with Opdivo® in metastatic melanoma, renal cell carcinoma and locally advanced or metastatic urothelial cancer under our Strategic Collaboration Agreement (BMS Collaboration Agreement) with Bristol-Myers Squibb Company (BMS) did not meet their primary endpoints. Based on these results, in April 2022, we announced our decisions to discontinue all development of bempegaldesleukin in combination with checkpoint inhibitors, including these trials, our registrational trial in adjuvant melanoma under our BMS Collaboration Agreement, and our Phase 2/3 study of bempegaldesleukin in combination with Keytruda® in squamous cell cancer of the head and neck under our Co-Development Agreement with SFJ Pharmaceuticals. See Note 5 for additional information regarding our BMS Collaboration Agreement and Co-Development Agreement with SFJ Pharmaceuticals. Pursuant to the BMS Collaboration Agreement, we and BMS continue our efforts to wind down the bempegaldesleukin program.
In April 2022, we also announced new strategic reorganization and cost restructuring plans (together, the 2022 Restructuring Plan), pursuant to which we completed an approximately 70% reduction of our workforce during 2022 and sold our research facility in India in December 2022.
On February 23, 2023, we announced the topline data from the Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) (Phase 2 Lupus Study) under our collaboration agreement with Eli Lilly and Company (Lilly). Lilly notified us that it does not intend to advance rezpegaldesleukin into Phase 3 development for SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the collaboration agreement has subsequently terminated. We are initiating a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in 2023. We will also explore other auto-immune indications for the development of rezpegaldesleukin.
On August 7, 2023, we announced that the efficacy data previously generated by Lilly for rezpegaldesleukin that were presented at the European Academy of Dermatology and Venereolgy (EADV) conference in September 2022 were incorrectly calculated by Lilly. The erroneous data were reported in connection with the Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) and the Phase 1b study of rezpegaldesleukin in adult patients with psoriasis. We reported that the new and corrected data from the Phase 1b AD Study demonstrate that 12 weeks of rezpegaldesleukin at the 24 µg/kg dose resulted in a mean Eczema Area Severity Index (EASI) score improvement of 83% with a p-value of 0.002 as compared to placebo and an EASI-75 response rate of 41%.
Pursuant to plans approved by our Board of Directors (the Board) on March 29, 2023, we announced on April 17, 2023, a new strategic reprioritization and cost restructuring plan (the 2023 Restructuring Plan). Under the 2023 Restructuring Plan, we are reducing our San Francisco-based workforce by approximately 60%, which was substantially completed by June 2023.
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
Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and six months ended June 30, 2023 and 2022 except as otherwise disclosed below in Note 3.
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
Significant Concentrations
Our customers are primarily pharmaceutical companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable. We have not recorded reserves for credit losses for the three and six months ended June 30, 2023 and 2022, nor have recorded such an allowance as of June 30, 2023 or December 31, 2022.
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
Net Loss per Share
For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented. For the three and six months ended June 30, 2023 and 2022, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, restricted stock units (RSUs) and performance stock units (PSUs), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Potentially dilutive securities	21,317	20,543	22,049	21,435

Note 2 — Cash and Investments in Marketable Securities
Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$50,728	$88,227
Short-term investments	358,704	416,750
Total cash and investments in marketable securities	$409,432	$504,977
Our portfolio of cash and investments in marketable securities includes (in thousands):

	Fair Value Hierarchy Level	June 30, 2023				December 31, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$21,466	$—	$(70)	$21,396	$83,522
Corporate commercial paper	2	304,389	—	(370)	304,019	344,204
Obligations of U.S. government agencies	2	25,792	—	(5)	25,787	—
Available-for-sale investments		$351,647	$—	$(445)	$351,202	$427,726
Money market funds	1				38,597	47,054
Certificates of deposit	2				7,502	21,399
Cash	N/A				12,131	8,798
Total cash and investments in marketable securities					$409,432	$504,977
For the three and six months ended June 30, 2023 and 2022, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. At December 31, 2022, our gross unrealized losses totaled $1.8 million, and our gross unrealized gains were insignificant.
Note 3 — Condensed Consolidated Financial Statement Details
Inventory
Inventory consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$2,045	$2,575
Work-in-process	12,879	10,749
Finished goods	5,765	5,878
Total inventory	$20,689	$19,202
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
Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development expenses	$3,265	$7,398
Other prepaid expenses	3,804	5,987
Non-trade receivables and other	2,533	2,423
Total other current assets	$9,602	$15,808
Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Building and leasehold improvements	$62,526	$74,889
Computer equipment and computer software	24,623	26,205
Manufacturing equipment	25,404	25,052
Laboratory equipment	13,109	24,243
Furniture, fixtures and other	4,068	4,263
Depreciable property, plant and equipment at cost	129,730	154,652
Less: accumulated depreciation	(107,637)	(124,731)
Depreciable property, plant and equipment, net	22,093	29,921
Construction in process	461	2,530
Property, plant and equipment, net	$22,554	$32,451
As a result of the sustained decrease in the fair value of our single reporting unit during the three months ended March 31, 2023 and due to the weakening lease markets during the three months ended June 30, 2023, we recorded non-cash impairment charges of $1.6 million and $5.1 million for property, plant and equipment for the three and six months ended June 30, 2023, respectively, which we report in restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. See Note 6 for additional information.
Goodwill
The following is a reconciliation of the changes in our goodwill for the six months ended June 30, 2023 (in thousands):

Six months ended June 30, 2023
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

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$10,670	$9,582
Accrued clinical trial expenses	5,517	12,262
Liability to collaboration partners	4,472	3,808
Accrued contract termination costs	3,084	3,902
Other accrued expenses	5,399	7,003
Total accrued expenses	$29,142	$36,557
Liabilities Related to the Sales of Future Royalties
In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (collectively, HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of June 30, 2023, our imputed interest rates for the arrangements with RPI and HCR were 10% and 20%, respectively.
The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the six months ended June 30, 2023 (in thousands):

	Six Months Ended June 30, 2023
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$55,167	$100,211	$155,378
Non-cash royalty revenue	(17,496)	(15,197)	(32,693)
Non-cash interest expense	2,538	10,019	12,557
Amortization of transaction costs	—	417	417
Liabilities related to the sales of future royalties, net – ending balance	$40,209	$95,450	$135,659
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign currency translation	Available-for-sale securities	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(5,131)	$(1,776)	$(6,907)
Foreign currency translation adjustments	139	—	139
Unrealized gain on available-for-sale securities	—	1,087	1,087
Balance at March 31, 2023	$(4,992)	$(689)	$(5,681)
Foreign currency translation adjustments	13	—	13
Unrealized gain on available-for-sale securities	—	244	244
Reclassification adjustments to income	(1,026)	—	(1,026)
Balance at June 30, 2023	$(6,005)	$(445)	$(6,450)
The reclassification from accumulated other comprehensive loss relates to the closure of one of our foreign subsidiaries and has been included within interest income and other income (expense), net in our Condensed Consolidated Statement of Operations.

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
On May 2, 2023, we and our directors were named in a putative class action complaint filed in the Court of Chancery of the State of Delaware. The plaintiff in this complaint alleges section 13 of our bylaws relating to stockholder action without meeting violates Delaware law and is therefore void. On July 21, 2023, pursuant to an order by the Court of Chancery, all claims in the complaint were voluntarily dismissed with prejudice against the plaintiff.
On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California against Lilly alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing, in connection with our collaboration with Lilly.
We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at either June 30, 2023 or December 31, 2022.
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
On February 23, 2023, we announced the topline data from the Phase 2 study (Phase 2 Lupus Study) of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE). Although the Phase 2 Lupus Study did not meet its primary endpoint, patients who received the middle dose within the modified intent-to-treat population, defined as all patients who were randomized and received at least one dose of rezpegaldesleukin, demonstrated improvement in SLEDAI-2K score as compared to placebo. Nonetheless, Lilly notified us that it does not intend to advance rezpegaldesleukin into Phase 3 development for SLE.
On April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement. On April 27, 2023, we announced that we would regain full rights to rezpegaldesleukin from Lilly, and the Lilly Agreement has subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We are initiating a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in 2023. We will also explore other auto-immune indications for the development of rezpegaldesleukin.
On August 7, 2023, we announced that the efficacy data previously generated by Lilly for rezpegaldesleukin that were presented at the EADV conference in September 2022 were incorrectly calculated by Lilly. The erroneous data were reported in connection with the Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) and the Phase 1b study of rezpegaldesleukin in adult patients with psoriasis. We reported that the new and corrected data from the Phase 1b AD Study demonstrate that 12 weeks of rezpegaldesleukin at the 24 µg/kg dose resulted in a mean EASI score improvement of 83% with a p-value of 0.002 as compared to placebo and an EASI-75 response rate of 41%.
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
We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing percentages described above, we recognized BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. As discussed in Note 6, beginning in the second quarter of 2022, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program. Accordingly, during the three months ended June 30, 2022, we recorded $7.6 million, as a reduction of such expense for the net reimbursement from BMS. During the six months ended June 30, 2022, we recorded $24.9 million as a reduction of research and development expense for the net reimbursement from BMS for the reimbursement recorded in the three months ended March 31, 2022. The net reimbursement payable to BMS for the three and six months ended June 30, 2023 was not significant.
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
At March 31, 2022, due to the negative results of the metastatic melanoma trial and initial discussions with SFJ, we concluded that it was remote that SFJ and we would continue the SCCHN Clinical Trial. Accordingly, the fair value of the development derivative liability was reduced to zero as of March 31, 2022, and we recognized a corresponding gain in change in fair value of development derivative liability. In April 2022, we announced that SFJ and we agreed to discontinue the SCCHN Clinical Trial. Accordingly, SFJ will not be entitled to any Success Payments, and SFJ has the responsibility to wind down the SCCHN Clinical Trial at its sole cost. SFJ has no right to seek reimbursement from us for any costs incurred for the SCCHN Clinical Trial.
The following table presents the change in the derivative liability for the six months ended June 30, 2022:

	Fair Value Hierarchy Level	Six Months Ended June 30, 2022
Fair value at beginning of period	3	$27,726
Non-cash research and development expense		4,951
Cash receipts from SFJ		750
Change in the fair value of development derivative liability		(33,427)
Fair value at end of period	3	$—
Other
We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $16.3 million and $33.8 million for the three and six months ended June 30, 2022 and totaled $15.8 million and $32.7 million for the three and six months ended June 30, 2023, respectively, represents revenue for granting licenses which we had satisfied in prior periods.
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
2022 Restructuring Plan
As discussed in Note 1, because our registrational trials in bempegaldesleukin did not meet their primary endpoints, we decided to discontinue all development of bempegaldesleukin and wind down the clinical trials studying bempegaldesleukin. In April 2022, we announced the 2022 Restructuring Plan pursuant to which we completed an approximate 70% reduction of our workforce during 2022. We also sold our research facility in India in December 2022 and decided to sublease certain of our leased premises in San Francisco, CA, including our office leased space on Third St. and portions of our office and laboratory space on Mission Bay Blvd. South.
Restructuring, impairment and other costs of terminated program pertaining to the 2022 Restructuring Plan includes the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$1,356	$20,408	$2,954	$20,408
Severance and benefits expense	—	27,750	—	27,750
Impairment of right-of-use assets and property, plant and equipment	13,255	57,321	13,255	57,321
Contract termination and other restructuring costs	—	566	878	2,041
Restructuring, impairment and costs of terminated program	$14,611	$106,045	$17,087	$107,520
The clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program for the three and six months ended June 30, 2022 includes a reduction of $7.6 million for the net reimbursement from BMS. The net reimbursement payable to BMS for the three and six months ended June 30, 2023 was not significant.
As further described below, the impairment charge in the three and six months ended June 30, 2022, includes $52.2 million for the impairment of spaces we planned to sublease under the 2022 Restructuring Plan, primarily for our office lease space on Third St. As the San Francisco office lease market has continued to deteriorate over the past year, we have recognized additional impairment charges for the Third St. space, totaling $12.0 million in the three months ended December 31, 2022, and $6.2 million in the three months ended June 30, 2023. For the portions of our office and laboratory space on Mission Bay Blvd. South that we decided to sublease, we recorded an impairment charge in the three months ended June 30, 2022, based on our initial estimates of sublease income, and an additional $7.1 million impairment charge in the three months ended June 30, 2023 due to the weakening life sciences sublease market.
Through June 30, 2023, we have recognized $11.8 million cumulatively for contract termination and other costs for the 2022 Restructuring Plan.
2023 Restructuring Plan
As discussed in Note 1, pursuant to plans approved by our Board in March 2023, we announced the 2023 Restructuring Plan to further reduce our San Francisco-based workforce by approximately 60%, which was substantially completed by June 30, 2023.
Restructuring, impairment and other costs of terminated program pertaining to the 2023 Restructuring Plan includes the following (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Severance and benefit expense	$1,943	$7,426
Impairment of right-of-use assets and property, plant and equipment	—	13,200
Contract termination and other restructuring costs	—	34
Restructuring, impairment and costs of terminated program	$1,943	$20,660

Severance and Benefit Expense
Employees affected by the reduction in force under the 2022 and 2023 Restructuring Plans are entitled to receive severance payments and certain Company funded benefits. The restructuring charges are recorded at fair value.
For the 2022 Restructuring Plan, we recognized severance and benefit expense in full for employees who had no requirements for future service upon approval of the 2022 Restructuring Plan by the Board in April 2022. We recognized severance and benefit expense for employees who were required to render services to receive their severance and benefits ratably over the service period. This service period began on the communication date in April 2022 and was completed for all employees during 2022. We recognized $30.9 million in total severance and benefit expense during 2022 and paid the remaining liability of $3.3 million in January 2023.
For the 2023 Restructuring Plan, we recognized a liability of $5.5 million of severance and benefit expense as of March 31, 2023, reflecting severance and benefits which the employees had vested into and for which payment was probable and reasonably estimable as of March 31, 2023. During the three months ended June 30, 2023, we recognized an additional $1.9 million of severance and benefit expense. We do not expect to recognize significant severance expense for the remainder of 2023.
The following table provides details regarding the severance and benefit expense for the three and six months ended June 30, 2023 pursuant to the 2023 Restructuring Plan and a reconciliation of the severance and benefits liability for the three and six months ended June 30, 2023 pursuant to the 2022 and 2023 Restructuring Plans, which we report within accrued expenses on our Condensed Consolidated Balance Sheet (in thousands):

	Six Months Ended June 30, 2023
	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2022	$—	$3,299	$3,299
Expense recognized during the period	5,483	—	5,483
Payments during the period	—	(3,299)	(3,299)
Liability balance as of March 31, 2023	$5,483	$—	$5,483
Expense recognized during the period	1,943	—	1,943
Payments during the period	(6,624)	—	(6,624)
Liability balance as of June 30, 2023	$802	$—	$802
Impairment of Long-Lived Assets and Goodwill
In connection with our 2022 Restructuring Plan, we consolidated our operations by exiting all of the office space from our leased facility at 360 Third St. and certain laboratory and office spaces at our leased facility at 455 Mission Bay Blvd. South, both in San Francisco, CA. We have sought to sublease these spaces. We also terminated all research and development activities at our owned facility in India, which we sold in December 2022.
As a result of these plans, we reviewed each of our excess spaces for impairment during the three months ended June 30, 2022. As part of our impairment evaluation of each excess space, we separately compared the estimated undiscounted income for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). We estimated sublease income using market participant assumptions, including the length of time to enter into a sublease and lease payments, which we evaluated using current real estate trends and market conditions. If such income exceeded the net book value of the related assets, we did not record an impairment charge. Otherwise, we recorded an impairment charge by reducing the net book value of the assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 6.4%. Additionally, we recorded an impairment expense primarily for software which we planned to abandon and certain excess equipment based on the estimated income from selling such assets. We recorded impairment charges as follows (in thousands):

	Three and Six months ended June 30, 2022
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
There were no impairment charges recognized during the three months ended March 31, 2022.
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
We concluded that the long-lived assets associated with our leased spaces that we had previously decided to sublease under our 2022 Restructuring Plan continue to have cash flows that are independent of our entity-wide group. We concluded that these sublease assets, for which we had recognized impairment charges during 2022, were recoverable based on estimated sublease income, and therefore we did not record any impairment charges for these long-lived assets for the three months ended March 31, 2023.
During the three months ended March 31, 2023, we next evaluated our remaining long-lived assets for impairment and performed a recoverability test using the undiscounted cash flows approach. We concluded that our net assets were not recoverable within the remaining useful lives. Accordingly, we estimated the fair value of each asset or asset group based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. For the operating lease asset related to our Mission Bay facility, we estimated the fair value based on market participant assumptions, including the length of time to enter into a sublease, sublease payments, tenant improvement allowances and broker commissions, which we evaluated using current real estate trends and market conditions. We discounted the sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 7.9%. As a result of this analysis, we recorded a non-cash impairment charge of $11.5 million. We also recorded an additional non-cash impairment charge of $1.7 million for certain laboratory equipment.
During the three months ended June 30, 2023, due to the weakening life sciences sublease market, we recorded a non-cash impairment charge of $7.1 million for our lease assets at our Mission Bay facility, and due to the continued depression of the office lease market, we recorded an impairment charge of $6.2 million for our lease assets at our Third. St. facility, both of which we had intended to sublease under our 2022 Restructuring Plan, based on market participant assumptions as described above. We discounted the sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 8.5%.
We report the aggregate non-cash impairment charge of $13.3 million and $26.5 million for the three and six months ended June 30, 2023, respectively, in restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. The following table presents a reconciliation of the non-cash impairment charges we recorded for these long-lived assets for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$2,092	$16,392	$18,484
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(529)	(4,700)	(5,229)
Total impairment of right-of-use assets and property, plant and equipment	1,563	11,692	13,255

	Six Months Ended June 30, 2023
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$7,206	$44,826	$52,032
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(3,843)	(23,434)	(27,277)
Impairment expense for facilities	3,363	21,392	24,755
Impairment of other property, plant and equipment	1,700	—	1,700
Total impairment of right-of-use assets and property, plant and equipment	$5,063	$21,392	$26,455
During the three months ended March 31, 2023, due to the significant, sustained decline of our stock price and resulting market capitalization, after we recorded the non-cash impairment charges for our long-lived assets described above, we next assessed goodwill for impairment. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively. Accordingly, in accordance with ASC 350-20 Goodwill and ASC 820-10 Fair Value Measurement, we measured the fair value of our reporting unit utilizing both income and market approaches for our entity-wide asset impairment analysis. Based on this analysis, we wrote off all of our goodwill, resulting in a non-cash impairment charge of $76.5 million during the three months ended March 31, 2023, which we reported as impairment of goodwill in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2023.
Note 7 — Stock-Based Compensation
On June 8, 2023, the stockholders of Nektar approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 12,000,000 shares.
We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$801	$649	$1,613	$1,317
Research and development	3,759	4,751	7,905	16,793
General and administrative	3,406	4,781	8,467	13,032
Restructuring, impairment and other costs of terminated program	—	922	—	922
Total stock-based compensation	$7,966	$11,103	$17,985	$32,064

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
In April of 2022 and 2023, we implemented the 2022 Restructuring Plan and 2023 Restructuring Plan, respectively, which both prioritized key research and development efforts that will be most impactful to the Company’s future. Central to both plans is the continuation of clinical development of both rezpegaldesleukin (previously referred to as NKTR-358) and NKTR-255 programs as well as our core research programs in immunology that include a polymer conjugate of colony stimulating factor (CSF-1) and a separate tumor necrosis factor receptor 2 agonist antibody.
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
On April 27, 2023, we announced we would be regaining full rights to rezpegaldesleukin from Lilly, and the collaboration agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We are initiating a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in 2023. We will also explore other auto-immune indications for the development of rezpegaldesleukin.
On August 7, 2023, we announced that the efficacy data previously generated by Lilly for rezpegaldesleukin that were presented at the European Academy of Dermatology and Venereolgy conference in September 2022 were incorrectly calculated by Lilly. The erroneous data were reported in connection with the Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) and the Phase 1b study of rezpegaldesleukin in adult patients with psoriasis. We reported that the new and corrected data from the Phase 1b AD Study demonstrate that 12 weeks of rezpegaldesleukin at the 24 µg/kg dose resulted in a mean EASI score improvement of 83% with a p-value of 0.002 as compared to placebo and an EASI-75 response rate of 41%.

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
With respect to financing our near-term business needs, as set forth below in "Key Developments and Trends in Liquidity and Capital Resources," we estimate we have working capital to fund our current business plans for at least the next twelve months. At June 30, 2023, we had approximately $409.4 million in cash and investments in marketable securities.
Results of Operations
The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended June 30,		$ Change 2023 vs. 2022	% Change 2023 vs. 2022
	2023	2022
Revenue:
Product sales	$4,658	$5,312	$(654)	(12)%
Non-cash royalty revenue related to sales of future royalties	15,832	16,264	(432)	(3)%
License, collaboration and other revenue	9	9	—	—%
Total revenue	20,499	21,585	(1,086)	(5)%
Operating costs and expenses:
Cost of goods sold	6,994	5,115	1,879	37%
Research and development	29,681	42,740	(13,059)	(31)%
General and administrative	17,869	20,521	(2,652)	(13)%
Restructuring, impairment and costs of terminated program	16,554	106,045	(89,491)	(84)%
Total operating costs and expenses	71,098	174,421	(103,323)	(59)%
Loss from operations	(50,599)	(152,836)	102,237	(67)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(6,152)	(7,228)	1,076	(15)%
Interest income and other income (expense), net	5,582	1,096	4,486	409%
Total non-operating income (expense), net	(570)	(6,132)	5,562	(91)%
Loss before provision for income taxes	(51,169)	(158,968)	107,799	(68)%
Provision (benefit) for income taxes	(47)	100	(147)	(147)%
Net loss	$(51,122)	$(159,068)	$107,946	(68)%

	Six Months Ended June 30,		$ Change 2023 vs. 2022	% Change 2023 vs. 2022
	2023	2022
Revenue:
Product sales	$9,376	$11,000	$(1,624)	(15)%
Non-cash royalty revenue related to sales of future royalties	32,693	33,825	(1,132)	(3)%
License, collaboration and other revenue	24	1,582	(1,558)	(98)%
Total revenue	42,093	46,407	(4,314)	(9)%
Operating costs and expenses:
Cost of goods sold	14,054	10,430	3,624	35%
Research and development	60,150	149,993	(89,843)	(60)%
General and administrative	38,950	47,860	(8,910)	(19)%
Restructuring, impairment and costs of terminated program	37,747	107,520	(69,773)	(65)%
Impairment of goodwill	76,501	—	76,501	n/m
Total operating costs and expenses	227,402	315,803	(88,401)	(28)%
Loss from operations	(185,309)	(269,396)	84,087	(31)%
Non-operating income (expense):
Change in fair value of development derivative liability	—	33,427	(33,427)	(100)%
Non-cash interest expense on liability related to sale of future royalties	(12,557)	(14,757)	2,200	(15)%
Interest income and other income (expense), net	9,616	1,491	8,125	545%
Total non-operating income (expense), net	(2,941)	20,161	(23,102)	(115)%
Loss before provision for income taxes	(188,250)	(249,235)	60,985	(24)%
Provision (benefit) for income taxes	(110)	226	(336)	(149)%
Net loss	$(188,140)	$(249,461)	$61,321	(25)%

n/m - not meaningful
Revenue
Our revenue as historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners. For the three and six months ended June 30, 2023 and June 30, 2022, our revenues and related expenses did not have a material effect on our cash flows and financial position.
•Product sales and Cost of goods sold: Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. Accordingly, the revenue recognized in a given period is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. As a result of this arrangement, gross margin was negative for the three and six months ended June 30, 2023.
Following the termination of our bempegaldesleukin program, our manufacturing facility has decreased support of our research and development programs. Consequently, we have decreased the allocation of our manufacturing facility costs to research and development expense, which has increased our inventory cost and increased our negative gross margin. We recognized negative gross margin for the full year 2022 and expect to recognize a larger negative gross margin for the full year 2023 as a result of the fixed price manufacturing arrangement described above and this decreased support for our research and development programs.
•Non-cash royalty revenue and Non-cash interest expense: We recognize non-cash royalty revenue and non-cash interest expense resulting from royalties on several products for which we had previously sold our rights to receive royalties under the 2012 and 2020 Purchase and Sale Agreements. See Note 3 to our Condensed Consolidated Financial

Statements for additional information regarding these agreements. These non-cash revenues and expenses have no affect on our cash flows, and we do not consider them material to our operations.
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
Research and Development Expense
Research and development expense consists primarily of clinical study costs, contract manufacturing costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and non-cash stock-based compensation). Research and development expense also includes certain overhead allocations consisting of support and facilities-related costs. Where we perform research and development activities under a joint development collaboration, such as our collaboration with BMS, we record the expense reimbursement from our partners as a reduction to research and development expense, and we record our share of our partners’ expenses as an increase to research and development expense.
As discussed in Note 1 to our Condensed Consolidated Financial Statements, in April 2022, BMS and we decided to discontinue development of bempegaldesleukin in combination with Opdivo®, and we have also decided to discontinue all other development of bempegaldesleukin. BMS and we have each substantially wound down our respective clinical trials under the BMS Collaboration Agreement as of June 30, 2023. Beginning with the second quarter of 2022, we report clinical trial expense, other third-party costs and employee costs for the bempegaldesleukin program, net of the reimbursement from BMS, within restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. Accordingly, research and development expensed decreased by $29.6 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 for third-party costs, net of the BMS reimbursement, for the termination of the bempegaldesleukin program.
As discussed in Note 6 to our Condensed Consolidated Financial Statements, pursuant to our 2022 Restructuring Plan, we completed the termination of approximately 70% of our then current workforce during 2022. Accordingly, research and development expense decreased by $6.5 million and $36.5 million for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively, for employee costs, including non-cash stock-based compensation expense, net of the BMS reimbursement, primarily as a result of the 2022 Restructuring Plan. Research and development expense also decreased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to lower allocations of support and facilities-related costs, primarily as a result of the 2022 Restructuring Plan.
We incurred research and development expense in the three and six months ended June 30, 2023 and June 30, 2022 for development costs and manufacturing activities for NKTR-255 and development costs for rezpegaldesleukin as Lilly conducted its Phase 1B and Phase 2 studies, for which we were responsible for 25% of costs and Lilly was responsible for 75% of costs. We will continue to incur research and development costs as the development of NKTR-255 continues, and, following the termination of the collaboration agreement with Lilly, we are pursuing a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in 2023.
As discussed in Note 6 to our Condensed Consolidated Financial Statements, in April 2023, we announced our 2023 Restructuring Plan to reduce our San Francisco-based workforce by approximately 60%, which was substantially completed by June 2023. As a result of the 2022 and 2023 Restructuring Plans, we expect research and development expense to significantly decrease for the full year 2023 as compared to 2022.
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
General and Administrative Expense
General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. As discussed in Note 6 to our Condensed Consolidated Financial Statements, pursuant to our 2022 Restructuring Plan, which we announced in April 2022, we completed the termination of approximately 70% of our then current workforce during 2022. As a result of our 2022 Restructuring Plan, the commercial organization was eliminated and all other bempegaldesleukin-related commercialization activities ceased. Accordingly, general and administrative expense decreased for the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022.
Additionally, as discussed in Note 6 to our Condensed Consolidated Financial Statements, in April 2023, we announced our 2023 Restructuring Plan to further reduce our San Francisco-based workforce by approximately 60%, which we substantially completed by June 2023.
As a result of the 2022 and 2023 Restructuring Plans, we expect general and administrative expense for the full year 2023 to significantly decrease as compared to 2022.
Restructuring, Impairment and Costs of Terminated Program
As discussed in Note 6 to our Condensed Consolidated Financial Statements, in April 2022, we announced the termination of the bempegaldesleukin program and the 2022 Restructuring Plan, pursuant to which we completed an approximate 70% reduction of our then current workforce in 2022, and in April 2023, we announced our 2023 Restructuring Plan to reduce our San Francisco-based workforce by approximately 60%, which was approved by our Board in March 2023. In connection with these events, we reported the following costs in Restructuring, impairment and costs of terminated program as further described and disclosed in Note 6 to our Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$1,356	$20,408	$2,954	$20,408
Severance and benefit expense	1,943	27,750	7,426	27,750
Impairment of right-of-use assets and property, plant and equipment	13,255	57,321	26,455	57,321
Contract termination and other restructuring costs	—	566	912	2,041
Restructuring, impairment and other costs of terminated program	$16,554	$106,045	$37,747	$107,520
•Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program: We recognized $31.7 million for the full year of 2022 for the wind down of the bempegaldesleukin program. We expect these costs for the full year 2023 to be significantly lower.
•Severance and benefits expense: We recognized $30.9 million for severance and benefit expense in 2022 for the 2022 Restructuring Plan. We expect to recognize approximately $7.7 million for the full year 2023 related to the 2023 Restructuring Plan.
•Impairment of right-of-use assets and property, plant and equipment: We recognized $65.8 million in non-cash impairment charges for the full year 2022, primarily for our leased space on Third St. which we intend to sublease, primarily due to lower rental recovery rates and extended time to enter into a sublease. The non-cash impairment charge for the three and six months ended June 30, 2023 primarily reflect impairment charges for our office and laboratory space on Mission Bay Blvd. South and our office space on Third St. We will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases, and we may record non-cash impairment charges in future periods as these estimates change.
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
Impairment of Goodwill
As discussed in Note 6 to our Condensed Consolidated Financial Statements, during the three months ended March 31, 2023 our stock price and resulting market capitalization experienced a significant, sustained decline. As a result and in accordance with ASC 350-20 Goodwill and ASC 820-10 Fair Value Measurement, we measured the fair value of the company based on income and market approaches. Based on this analysis, we wrote off all of our goodwill in the three months ended March 31, 2023. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively.
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
Interest Income and Other Income (Expense), net
Interest income and other income (expense) increased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 due to increases in interest rates. We expect that our interest income and other income (expense), net will increase for 2023 compared to 2022 for the same reason.

Liquidity and Capital Resources
We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of June 30, 2023, we had approximately $409.4 million in cash and investments in marketable securities.
We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.
We expect the clinical development of our drug candidates, including rezpegaldesleukin and NKTR-255, will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with BMS, development cost reimbursements from BMS, and a $150.0 million upfront payment from Lilly for our collaboration agreement for rezpegaldesleukin. Additionally, certain of our collaboration partners, including Lilly, have borne substantial costs of developing our drug candidates. Following the return of our rights to develop rezpegaldesleukin from Lilly, however, unless we enter into a new collaboration agreement, we bear all the costs of developing our pipeline drug candidates, other than the Phase II JAVELIN Bladder Medley study under which we pay our share of the study’s costs as a doublet therapy.
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
As a result of our 2022 and 2023 Restructuring Plans, we are seeking to sublease all of our laboratory and office space on Mission Bay Blvd. South and our office space on Third St., and we have current subleases for a portion of our laboratory and office spaces on Mission Bay Blvd. South. The San Francisco Bay Area office lease market has been negatively impacted by economic uncertainties, particularly impacting the technology industry, and the change in work habits due to the COVID-19 pandemic, as employees continue to work remotely. Accordingly, for our vacant office space on Third St., there is significant uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. While the San Francisco Bay Area life sciences sublease market remained strong during 2022, it has weakened during 2023. Accordingly, there is increased uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any.
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
Cash flows from operating activities
Cash flows used in operating activities for the six months ended June 30, 2023 and 2022 totaled $103.4 million and $163.4 million, respectively.
We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will decrease for 2023 as compared to 2022 as a result of the various cost restructuring activities described above and because we do not expect any further costs for the wind down of the bempegaldesleukin program to be significant.

Cash flows from investing activities
During the six months ended June 30, 2023 and 2022, the maturities and sales of our investments, net of purchases, totaled $66.4 million and $219.4 million, respectively, which we used to fund our operations.
We paid $5.0 million for the purchase of property, plant and equipment in the six months ended June 30, 2022, and our purchases of property, plant and equipment for the six months ended June 30, 2023 were not significant.
Cash flows from financing activities
Our cash flows from financing activities for the six months ended June 30, 2023 and 2022 were not significant.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the risk of inflation, which has increased significantly during 2022 and may result in further increases to our operating expenses. Our market risks at June 30, 2023 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Reference is hereby made to our disclosures in “Legal Matters” under Note 4 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Legal Matters” is incorporated by reference herein.
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
We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in SLE conducted by Lilly did not meet the study’s primary endpoint and that Lilly does not intend to advance rezpegaldesleukin to Phase 3 development in SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the collaboration agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We are initiating a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in 2023. We will also explore other auto-immune indications for the development of rezpegaldesleukin. While we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional materials that Lilly has not yet transferred to us. In the event Lilly fails to promptly and completely transfer to us any additional needed materials or we are not able to independently source these materials, the continued clinical development of rezpegaldesleukin and our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.
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
•for drug candidates partnered with other companies, delays caused by our partner;
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
Risks Related to our Financial Condition and Capital Requirement

Additional cost-savings measures may be necessary following implementation of our strategic reorganization plan and cost restructuring plans.

Our 2022 and 2023 Restructuring Plans prioritized key research and development efforts that will impact the Company’s future business activities, including activities involving rezpegaldesleukin, NKTR-255 and several core research programs. There is no guarantee that these Restructuring Plans and their associated cost restructuring measures will achieve their intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. Consequently, we may need to undertake additional restructuring and cost-saving activities to further prioritize our key research and development efforts and these additional restructuring and cost-saving activities may not be successful, which could have a material adverse effect on our business, financial condition and prospects.
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
As of June 30, 2023, we had cash and investments in marketable securities valued at approximately $409.4 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:
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
Our revenue has historically been exclusively derived from our collaboration agreements, which can result in significant fluctuation in our revenue from period to period, and our past revenue is therefore not necessarily indicative of our future revenue.
Our revenue has historically been exclusively derived from our collaboration agreements (whether based on our drug candidates or polymeric reagents), from which we receive upfront fees, research and development reimbursement and funding, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements, royalties and product sales. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from payments based on the execution of new collaboration agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from collaboration agreements in any given period will depend on a number of unpredictable factors, including whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from collaboration agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any biologic candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.
We expect to continue to incur substantial losses and negative cash flow from operations and may not achieve or sustain profitability in the future.
For the six months ended June 30, 2023, we reported a net loss of 188.1 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.
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

Risks Related to Business Operations

We depend on third parties to conduct the preclinical studies and clinical trials for our biologic candidates and any failure of those parties to fulfill their obligations according to protocol standards could harm our development plans and adversely affect our business.

We depend on our collaboration partners, independent clinical investigators, contract research organizations and other third-party service providers to conduct preclinical studies and clinical trials for our biologic candidates, including to monitor, record, manage and analyze data generated from these studies. We rely heavily on these parties for the successful execution of our preclinical studies and clinical trials. Though we are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control, such as the timing, conduct and management of data developed through these studies and trials. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our biologic candidates to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements, such as good laboratory practice or good clinical practice, or our stated protocols and any subsequent data generated may be deemed unacceptable. We rely on our collaboration partners and other third parties to manage, analyze and transmit clinical data, and those partners and third parties may not carry out the performance of their duties with the required degree of care or skill to ensure valid and scientifically reliable work products. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials, the failure of third parties to properly conduct our clinical trials, or erroneously reported data could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.
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
From time to time, we may also be involved in legal proceedings other than those related to intellectual property, including securities actions or derivative actions or other complaints. For example, on May 2, 2023, we and our directors were named in a putative class action complaint filed in the Court of Chancery of the State of Delaware. The plaintiff in this complaint alleges section 13 of our bylaws relating to stockholder action without meeting violates Delaware law and is therefore void. On July 21, 2023, pursuant to an order by the Court of Chancery, all claims in the complaint were voluntarily dismissed with prejudice against the plaintiff.

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California against Lilly alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing, in connection with our collaboration with Lilly.
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
Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at June 30, 2023.
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
Our stock price is volatile. During the three months ended June 30, 2023, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $0.53 to $1.03 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:
•announcement of our 2022 Restructuring Plan and 2023 Restructuring Plan;
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
We have received a notice of delisting or failure to satisfy a continued listing rule from Nasdaq. We may not be able to maintain the listing of our common stock on Nasdaq, which could adversely affect our stock price, the flexibility of our investors to sell our common stock in the secondary market, and our ability to raise capital.
On May 26, 2023, we received a notice from the Nasdaq Listing Qualifications Department of The Nasdaq Global Select Market stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Rule) because the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. The notice has no immediate effect on the Nasdaq listing or trading of the Company’s common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given an initial 180 calendar days period, or until November 22, 2023, to regain compliance with the Minimum Bid Price Rule. If at any time before November 22, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that the Company has achieved compliance with the Minimum Bid Price Rule. If the Company does not regain compliance with the Minimum Bid Price Rule by November 22, 2023, the Company may be eligible for a second 180 calendar days period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market and to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the bid price requirement. In addition, the Company would be required to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If Nasdaq determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, the Company’s common stock will be subject to delisting. The Company will have the right to appeal a delisting determination and the Company’s common stock will remain listed on Nasdaq until the completion of the appeal process.
While the Company continues to evaluate all available options, there can be no assurance that it will be able to regain compliance with the applicable rules during the initial compliance period, any subsequent compliance period, or at all, or that the Company will otherwise remain in compliance with the other listing standards for Nasdaq. If we are unable to regain compliance in a timely manner, our common stock may become delisted. Any such delisting could adversely affect the price of our common stock and make it more difficult for investors to sell our common stock in the secondary market. In addition, a delisting of our common stock could significantly harm our ability to raise capital necessary to continue our operations.
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

Our operations and performance may be affected by global economic conditions, including, for example, adverse global economic conditions resulting from the COVID-19 pandemic. (see also the risk factor in this Item 1A titled “Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic”) as well as uncertainty surrounding the effect of Brexit and potential changes to the regulatory and legal regimes governing the United Kingdom and its relationship with the European Union, which could create new regulatory costs and challenges for us and our collaboration partners. In addition, our operations and performance may be affected by political or civil unrest or military action, terrorist activity, and unstable governments and legal systems. For example, in late February 2022, Russia commenced a military invasion of Ukraine, and the sustained conflict in Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, has contributed to increased market volatility and uncertainty. In particular, sanctions imposed by the U.S., EU and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. As the conflict in Ukraine continues, there can be no certainty regarding whether the U.S., EU or other governments will impose additional sanctions, or other economic or military measured relating to Russia.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2023.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(6)	Employment Separation and Release Agreement effective as of June 19, 2023 by and between Nektar Therapeutics and Jillian B. Thomsen.++

10.2(6)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended.++

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(6)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(6)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(6)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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
Date: August 8, 2023