Form 10-Q
period 2023-09-30
NEKTAR THERAPEUTICS
filed 2023-11-08
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 190,770,566 on October 31, 2023.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements related to our strategic reorganization and cost restructuring plans, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates and our future research and development plans, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation, or success of any collaboration arrangements, commercialization activities and product sales levels and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

Risks to our business are more fully described below in Item 1A in this Form 10-Q, which risks include, among others:

•
Risks Related to our Research and Development Efforts:
o
clinical drug development is a lengthy and uncertain process and we may not be able to generate and develop successful drug candidates for commercial use;
o
we are highly dependent on the success of rezpegaldesleukin (previously referred to as NKTR-358) and NKTR-255 and our business will be significantly harmed if either rezpegaldesleukin or NKTR-255 do not continue to advance in clinical studies;
o
the outcomes from competitive immunotherapy clinical trials, and the discovery and development of new therapies could have a material and adverse impact on the value of our pipeline;
o
significant competition for our polymer conjugate chemistry technology platforms and our products and drug candidates could make our technologies, drug products or drug candidates obsolete or uncompetitive;
o
preliminary and interim data from our clinical studies are subject to audit and verification procedures that could result in material changes in the final data and may change as more patient data become available; and
o
clinical trials for any of our drug candidates could be delayed for a variety of reasons.
•
Risks Related to our Financial Condition and Capital Requirements:
o
there is no guarantee that our strategic reorganization plan and cost restructuring plans will achieve their intended benefits and we may need to undertake additional cost-saving measures;
o
we have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan;
o
a significant source of our revenue has been derived from our collaboration agreements, and if we are unable to establish and maintain collaboration partnerships with attractive commercial terms, including significant development milestones and research and development cost-sharing, our business, results of operations and financial condition could suffer; and
o
we expect to continue to incur substantial net losses from operations and may not achieve or sustain profitability in the future.
•
Risks Related to our Collaboration Partners:
o
we are highly dependent on advancing rezpegaldesleukin in clinical trials, and while we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, our ability to perform important development activities will be significantly harmed if Eli Lilly and Company fails to continue to cooperate with us in the transfer of rezpegaldesleukin;

o
we may rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our product candidates and any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval or commercialize for our product candidates; and
o
we depend on third parties to conduct laboratory experiments, preclinical studies and clinical trials for our biologic candidates and any failure of those parties to fulfill their obligations according to our instructions and protocol standards could harm our research and development plans and adversely affect our business.
•
Risks Related to Supply and Manufacturing:
o
if we or our contract manufacturers are not able to manufacture drugs or drug substances in sufficient quantities that meet applicable quality standards, our business, financial condition and results of operations could be harmed; and
o
we purchase some of the starting material for drugs and drug candidates from a single source or a limited number of suppliers, and the partial or complete loss of one of these suppliers could cause delays, loss of revenue and contract liability.
•
Risks Related to Intellectual Property, Litigation and Regulatory Concerns:
o
we or our partners may not obtain regulatory approval for our drug candidates on a timely basis, or at all;
o
patents may not issue from our patent applications for our drug candidates, patents that have issued may not be enforceable, or additional intellectual property licenses from third parties may be required, which may not be available to us on commercially reasonable terms; and
o
from time to time, we are involved in legal proceedings and may incur substantial litigation costs and liabilities that could adversely affect our business, financial condition and results of operations.

In addition to the above-mentioned risks, our business is subject to a number of additional risks faced by businesses generally.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$64,921	$88,227
Short-term investments	307,737	416,750
Accounts receivable	2,204	5,981
Inventory, net	15,130	19,202
Other current assets	9,033	15,808
Total current assets	399,025	545,968
Property, plant and equipment, net	19,949	32,451
Operating lease right-of-use assets	18,747	53,435
Goodwill	—	76,501
Other assets	4,523	2,245
Total assets	$442,244	$710,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,288	$12,980
Accrued expenses	29,729	36,557
Operating lease liabilities, current portion	19,095	18,667
Total current liabilities	52,112	68,204
Operating lease liabilities, less current portion	102,193	112,829
Liabilities related to the sales of future royalties, net	123,610	155,378
Other long-term liabilities	4,961	7,551
Total liabilities	282,876	343,962
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at September 30, 2023 or December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 190,771 shares and 188,560 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	19	19
Capital in excess of par value	3,600,871	3,574,719
Accumulated other comprehensive loss	(6,352)	(6,907)
Accumulated deficit	(3,435,170)	(3,201,193)
Total stockholders’ equity	159,368	366,638
Total liabilities and stockholders’ equity	$442,244	$710,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product sales	$5,822	$4,969	$15,198	$15,969
Non-cash royalty revenue related to the sales of future royalties	18,167	18,342	50,860	52,167
License, collaboration and other revenue	155	314	179	1,896
Total revenue	24,144	23,625	66,237	70,032
Operating costs and expenses:
Cost of goods sold	12,431	4,972	26,485	15,402
Research and development	24,070	33,590	84,220	183,583
General and administrative	21,147	22,534	60,097	70,394
Restructuring, impairment, and costs of terminated program	11,360	16,830	49,107	124,350
Impairment of goodwill	—	—	76,501	—
Total operating costs and expenses	69,008	77,926	296,410	393,729
Loss from operations	(44,864)	(54,301)	(230,173)	(323,697)
Non-operating income (expense):
Change in fair value of development derivative liability	—	—	—	33,427
Non-cash interest expense on liabilities related to the sales of future royalties	(5,910)	(6,953)	(18,467)	(21,710)
Interest income and other income (expense), net	4,876	2,050	14,492	3,541
Total non-operating income (expense), net	(1,034)	(4,903)	(3,975)	15,258
Loss before provision for income taxes	(45,898)	(59,204)	(234,148)	(308,439)
Provision (benefit) for income taxes	(61)	(155)	(171)	71
Net loss	$(45,837)	$(59,049)	$(233,977)	$(308,510)

Basic and diluted net loss per share	$(0.24)	$(0.31)	$(1.23)	$(1.65)
Weighted average shares outstanding used in computing basic and diluted net loss per share	190,406	187,641	189,651	186,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(45,837)	$(59,049)	$(233,977)	$(308,510)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	196	490	1,527	(2,589)
Net foreign currency translation loss	(98)	(468)	(972)	(1,423)
Other comprehensive income (loss)	98	22	555	(4,012)
Comprehensive loss	$(45,739)	$(59,027)	$(233,422)	$(312,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	185,468	$19	$3,516,641	$(4,157)	$(2,832,995)	$679,508
Shares issued under equity compensation plans	806	—	188	—	—	188
Stock-based compensation	—	—	20,961	—	—	20,961
Comprehensive income (loss)	—	—	—	(2,375)	(90,393)	(92,768)
Balance at March 31, 2022	186,274	$19	$3,537,790	$(6,532)	$(2,923,388)	$607,889
Shares issued under equity compensation plans	1,131	—	467	—	—	467
Stock-based compensation	—	—	11,103	—	—	11,103
Comprehensive income (loss)	—	—		(1,659)	(159,068)	(160,727)
Balance at June 30, 2022	187,405	$19	$3,549,360	$(8,191)	$(3,082,456)	$458,732
Shares issued under equity compensation plans	549	—	—	—	—	—
Stock-based compensation	—	—	12,518	—	—	12,518
Comprehensive income (loss)	—	—		22	(59,049)	(59,027)
Balance at September 30, 2022	187,954	$19	$3,561,878	$(8,169)	$(3,141,505)	$412,223

	Common Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	188,560	$19	$3,574,719	$(6,907)	$(3,201,193)	$366,638
Shares issued under equity compensation plans	675	—	—	—	—	—
Stock-based compensation	—	—	10,019	—	—	10,019
Comprehensive income (loss)	—	—	—	1,226	(137,018)	(135,792)
Balance at March 31, 2023	189,235	$19	$3,584,738	$(5,681)	$(3,338,211)	$240,865
Shares issued under equity compensation plans	884	—	18	—	—	18
Stock-based compensation	—	—	7,966	—	—	7,966
Comprehensive income (loss)	—	—	—	(769)	(51,122)	(51,891)
Balance at June 30, 2023	190,119	$19	$3,592,722	$(6,450)	$(3,389,333)	$196,958
Shares issued under equity compensation plans	652	—	—	—	—	—
Stock-based compensation	—	—	8,149	—	—	8,149
Comprehensive income (loss)	—	—	—	98	(45,837)	(45,739)
Balance at September 30, 2023	190,771	$19	$3,600,871	$(6,352)	$(3,435,170)	$159,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(233,977)	$(308,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(50,860)	(52,167)
Non-cash interest expense on liabilities related to the sales of future royalties	18,467	21,710
Change in fair value of development derivative liability	—	(33,427)
Non-cash research and development expense	—	4,951
Stock-based compensation	26,134	44,582
Depreciation and amortization	6,163	9,848
Deferred income tax expense	(1,854)	—
Impairment of right-of-use assets and property, plant and equipment	36,628	58,521
Impairment of goodwill	76,501	—
Provision for inventory obsolescence	4,444	—
Amortization of premiums (discounts), net and other non-cash transactions	(12,137)	(372)
Changes in operating assets and liabilities:
Accounts receivable	3,777	10,960
Inventory	(372)	(3,256)
Operating leases, net	(6,078)	(1,423)
Other assets	4,450	4,861
Accounts payable	(9,328)	(4,184)
Accrued expenses	(7,517)	1,602
Net cash used in operating activities	(145,559)	(246,304)
Cash flows from investing activities:
Purchases of investments	(372,821)	(295,439)
Maturities of investments	494,385	626,424
Purchases of property, plant and equipment	(628)	(5,164)
Sale of property, plant and equipment	1,245	—
Net cash provided by investing activities	122,181	325,821
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	18	655
Cash receipts from development derivative liability	—	750
Net cash provided by financing activities	18	1,405
Effect of foreign exchange rates on cash and cash equivalents	54	(382)
Net increase (decrease) in cash and cash equivalents	(23,306)	80,540
Cash and cash equivalents at beginning of period	88,227	25,218
Cash and cash equivalents at end of period	$64,921	$105,758
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,656	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of September 30, 2023, we had approximately $372.7 million in cash and investments in marketable securities.

Results of Clinical Trial Programs and the Restructuring Plans

In March and April 2022, we announced that our registrational trials of bempegaldesleukin in combination with Opdivo® in metastatic melanoma, renal cell carcinoma and locally advanced or metastatic urothelial cancer under our Strategic Collaboration Agreement (BMS Collaboration Agreement) with Bristol-Myers Squibb Company (BMS) did not meet their primary endpoints. Based on these results, in April 2022, we announced our decisions to discontinue all development of bempegaldesleukin in combination with checkpoint inhibitors, including these trials, our registrational trial in adjuvant melanoma under our BMS Collaboration Agreement, and our Phase 2/3 study of bempegaldesleukin in combination with Keytruda® in squamous cell cancer of the head and neck under our Co-Development Agreement with SFJ Pharmaceuticals. See Note 5 for additional information regarding our BMS Collaboration Agreement and Co-Development Agreement with SFJ Pharmaceuticals. On September 6, 2023, BMS and we terminated the BMS Collaboration Agreement, however, we continue our efforts to wind down the bempegaldesleukin program following the same cost sharing provisions provided for in the BMS Collaboration Agreement.

In April 2022, we also announced new strategic reorganization and cost restructuring plans (together, the 2022 Restructuring Plan), pursuant to which we completed an approximate 70% reduction of our workforce during 2022 and sold our research facility in India in December 2022. We also decided to sublease certain of our leased premises in San Francisco, CA, including all of our office leased space on Third St. and portions of our office and laboratory space on Mission Bay Blvd. South.

On February 23, 2023, we announced the topline data from the Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) (Phase 2 Lupus Study) under our collaboration agreement with Eli Lilly and Company (Lilly). Lilly subsequently notified us that it did not intend to advance rezpegaldesleukin into Phase 3 development for SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the collaboration agreement has subsequently terminated. We have initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are planning to initiate in late 2023 or in early 2024 a new Phase 2b study of rezpegaldesleukin in patients with alopecia areata. We will also explore other auto-immune indications for the development of rezpegaldesleukin.

On August 7, 2023, we announced that the interim efficacy data previously generated by Lilly for rezpegaldesleukin that were presented at the European Academy of Dermatology and Venereolgy (EADV) conference in September 2022 were incorrectly calculated by Lilly. The erroneous interim data were reported in connection with the Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) and the Phase 1b study of rezpegaldesleukin in adult patients with psoriasis. We reported the new and corrected data from the Phase 1b AD Study of rezpegaldesleukin.

On October 13, 2023, we announced final efficacy data from the Phase 1b AD Study at the 2023 EADV conference. The final data from the study demonstrated rezpegaldesleukin resulted in dose-dependent improvements in EASI, validated investigated global assessment (vIGA), body surface area (BSA), and itch numeric rating scale (NRS) over twelve weeks of treatment compared to placebo, which were sustained post-treatment over an additional thirty-six weeks.

Pursuant to plans approved by our Board of Directors (the Board) on March 29, 2023, we announced on April 17, 2023, a new strategic reprioritization and cost restructuring plan (the 2023 Restructuring Plan). Under the 2023 Restructuring Plan, we reduced our San Francisco-based workforce by approximately 60%, which was substantially completed by June 2023. In addition, under the 2023 Restructuring Plan, we decided to sublease our remaining office and laboratory space on Mission Bay Blvd. South which we had not planned to sublease pursuant to the 2022 Restructuring Plan.

We have incurred significant costs resulting from the 2022 and 2023 Restructuring Plans. See Note 6 for additional information on the effect on our Condensed Consolidated Financial Statements.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations during the three and nine months ended September 30, 2023 and 2022 except as otherwise disclosed below in Note 3.

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

Significant Concentrations

Our customers are primarily pharmaceutical companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable. We have not recorded reserves for credit losses for the three and nine months ended September 30, 2023 and 2022, nor have recorded such an allowance as of September 30, 2023 or December 31, 2022.

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

Restructuring

We recognize restructuring charges related to reorganization plans that have been committed to by management when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for:

•
contractual or other employee termination benefits provided that the obligations result from services already rendered based on rights that vest or accumulated when the payment of benefits becomes probable and the amount can be reasonably estimated,
•
one-time employee termination benefits on the communication date from management to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn,
•
contract termination costs when we cancel the contract in accordance with its terms, and
•
costs to be incurred over the remaining contract term without economic benefit to us at the cease-use date.

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

Net Loss per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented. For the three and nine months ended September 30, 2023 and 2022, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, restricted stock units (RSUs) and performance stock units (PSUs), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Potentially dilutive securities	17,476	19,575	20,513	20,809

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$64,921	$88,227
Short-term investments	307,737	416,750
Total cash and investments in marketable securities	$372,658	$504,977

Our portfolio of cash and investments in marketable securities includes (in thousands):

		September 30, 2023				December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$11,251	$—	$(20)	$11,231	$83,522
Corporate commercial paper	2	294,184	—	(229)	293,955	344,204
Available-for-sale investments		$305,435	$—	$(249)	$305,186	$427,726
Money market funds	1				46,858	47,054
Certificates of deposit	2				15,186	21,399
Cash	N/A				5,428	8,798
Total cash and investments in marketable securities					$372,658	$504,977

For the three and nine months ended September 30, 2023 and 2022, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. At December 31, 2022, our gross unrealized losses totaled $1.8 million, and our gross unrealized gains were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Inventory

Inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$1,918	$2,575
Work-in-process	12,291	10,749
Finished goods	921	5,878
Total inventory, net	$15,130	$19,202

We manufacture finished goods inventory upon receipt of firm purchase orders, and we may manufacture certain intermediate work-in-process materials and purchase raw materials based on purchase forecasts from our partners. We include direct materials, direct labor, and manufacturing overhead in inventory and determine cost on a first-in, first-out basis for raw materials and on a specific identification basis for work-in-process and finished goods. We value inventory at the lower of cost or net realizable value, and we write down defective or excess inventory to net realizable value based on historical experience or projected usage. We expense inventory related to our research and development activities as manufactured by us or when purchased.

During the three months ended September 30, 2023, we recorded a provision for inventory obsolescence of $3.7 million for certain production batches manufactured in our Huntsville, Alabama facility. As a result of our identification of a quality concern of a solvent obtained from a third party that was used in the manufacturing of these batches, the batches are currently being held from further processing pending an investigation and assessment. If the results of the investigation and assessment determine that the held batches can be used for further processing, we may release these batches to our partner.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development expenses	$2,014	$7,398
Non-trade receivables and other	1,226	2,423
Other prepaid expenses	5,793	5,987
Total other current assets	$9,033	$15,808

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Building and leasehold improvements	$42,641	$74,889
Computer equipment and computer software	24,586	26,205
Manufacturing equipment	25,352	25,052
Laboratory equipment	14,592	24,243
Furniture, fixtures and other	533	4,263
Depreciable property, plant and equipment at cost	107,704	154,652
Less: accumulated depreciation	(88,243)	(124,731)
Depreciable property, plant and equipment, net	19,461	29,921
Construction in process	488	2,530
Property, plant and equipment, net	$19,949	$32,451

As a result of the sustained decrease in the fair value of our single reporting unit during the three months ended March 31, 2023, plans to sublease all of our laboratory and office space, and the weakening sublease markets, we have recorded non-cash impairment charges of $6.1 million for property, plant and equipment for the nine months ended September 30, 2023, which we report in restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. See Note 6 for additional information.

Goodwill

The following is a reconciliation of the changes in our goodwill for the nine months ended September 30, 2023 (in thousands):

Nine months ended September 30, 2023
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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$11,477	$9,582
Accrued clinical trial expenses	4,236	12,262
Liability to collaboration partners	4,444	3,808
Accrued contract termination costs	2,624	3,902
Other accrued expenses	6,948	7,003
Total accrued expenses	$29,729	$36,557

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (collectively, HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of September 30, 2023, our imputed interest rates for the arrangements with RPI and HCR were 10% and 20%, respectively.

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended September 30, 2023
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$55,167	$100,211	$155,378
Non-cash royalty revenue	(28,035)	(22,825)	(50,860)
Non-cash interest expense	3,551	14,916	18,467
Amortization of transaction costs	—	625	625
Liabilities related to the sales of future royalties, net – ending balance	$30,683	$92,927	$123,610

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign currency translation	Available-for-sale securities	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(5,131)	$(1,776)	$(6,907)
Foreign currency translation adjustments	139	—	139
Unrealized gain on available-for-sale securities	—	1,087	1,087
Balance at March 31, 2023	$(4,992)	$(689)	$(5,681)
Foreign currency translation adjustments	13	—	13
Unrealized gain on available-for-sale securities	—	244	244
Reclassification adjustments to income	(1,026)	—	(1,026)
Balance at June 30, 2023	$(6,005)	$(445)	$(6,450)
Foreign currency translation adjustments	(98)	—	(98)
Unrealized gain on available-for-sale securities	—	196	196
Balance at September 30, 2023	$(6,103)	$(249)	$(6,352)

The reclassification from accumulated other comprehensive loss relates to the closure of one of our foreign subsidiaries and has been included within interest income and other income (expense), net in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023.

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

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either September 30, 2023 or December 31, 2022.

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

Note 5 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestone payments, and payments for the manufacture and supply of our proprietary PEGylation materials and/or reimbursement for research and development activities. We generally include our costs of performing these services in research and development expense, except for costs for product sales to our collaboration partners which we include in cost of goods sold. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808 Collaborative Arrangements, and, if so, we analyze whether we should account for any elements under ASC 606 Revenue from Contracts with Customers.

Eli Lilly and Company (Lilly): Rezpegaldesleukin (previously referred to as NKTR-358)

On July 23, 2017, we entered into a worldwide license agreement (the Lilly Agreement) with Eli Lilly and Company (Lilly) to co-develop rezpegaldesleukin, a novel immunological drug candidate that we invented, pursuant to which we received an initial payment of $150.0 million and were eligible for up to $250.0 million in additional development and regulatory milestones. The Lilly Agreement provided that, during Phase 1B and Phase 2 development, we shared development costs wherein 75% of the costs were borne by Lilly and 25% of the costs were borne by us.

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

On April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement. On April 27, 2023, we announced that we would regain full rights to rezpegaldesleukin from Lilly, and the Lilly Agreement had subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We have initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are planning to initiate in late 2023 or early 2024 a new Phase 2b study of rezpegaldesleukin in patients with alopecia areata. We will also explore other auto-immune indications for the development of rezpegaldesleukin.

On August 7, 2023, we announced that the interim efficacy data previously generated by Lilly for rezpegaldesleukin that were presented at the EADV conference in September 2022 were incorrectly calculated by Lilly. The erroneous interim data were reported in connection with the Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) and the Phase 1b study of rezpegaldesleukin in adult patients with psoriasis. We reported the new and corrected data from the Phase 1b AD Study of rezpegaldesleukin.

On October 13, 2023, we announced final efficacy data from the Phase 1b AD Study at the 2023 EADV conference. The final data from the study demonstrated rezpegaldesleukin resulted in dose-dependent improvements in EASI, validated investigated global assessment (vIGA), body surface area (BSA), and itch numeric rating scale (NRS) over twelve weeks of treatment compared to placebo, which were sustained post-treatment over an additional thirty-six weeks.

Bristol-Myers Squibb Company (BMS): Bempegaldesleukin, also referred to as NKTR-214

Effective April 3, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) and a Share Purchase Agreement with BMS. Pursuant to the BMS Collaboration Agreement, we and BMS jointly developed bempegaldesleukin in combination with BMS’ Opdivo®. The parties share the internal and external development costs for bempegaldesleukin in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens. In accordance with the agreement, the parties share development costs for bempegaldesleukin in combination with Opdivo®, 67.5% of costs to BMS and 32.5% to Nektar. The parties also shared costs for the manufacturing and pre-commercial costs of bempegaldesleukin, 35% of the costs to BMS and 65% to Nektar.

Upon the effective date of the BMS Collaboration Agreement in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased 8,284,600 shares of our common stock pursuant to the Share Purchase Agreement for total additional cash consideration of $850.0 million. In 2020, we received additional non-refundable milestone payments of $50.0 million.

As discussed in Note 1, in April 2022, we announced that BMS and we decided to discontinue all development of bempegaldesleukin in combination with Opdivo®. On September 6, 2023, BMS and we terminated the BMS Collaboration Agreement, and pursuant to the surviving provisions of the BMS Collaboration Agreement, we and BMS continue our efforts to wind down the bempegaldesleukin program, and the cost sharing provisions continue to remain in effect as the parties wind down the studies.

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing percentages described above, we recognized BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. As discussed in Note 6, beginning in the second quarter of 2022, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program. Accordingly, during the three and nine months ended September 30, 2022, we recorded $8.3 million and $16.7 million, as a reduction of such expense for the net reimbursement from BMS. During the nine months ended September 30, 2022, we recorded $24.9 million as a reduction of research and development expense for the net reimbursement from BMS recorded in the three months ended March 31, 2022. The net reimbursement payable to BMS for the three and nine months ended September 30, 2023 was not significant.

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

The following table presents the change in the derivative liability for the nine months ended September 30, 2022:

	Fair Value Hierarchy Level	Nine Months Ended September 30, 2022
Fair value at beginning of period	3	$27,726
Non-cash research and development expense		4,951
Cash receipts from SFJ		750
Change in the fair value of development derivative liability		(33,427)
Fair value at end of period	3	$—

Other

We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $18.3 million and $52.2 million for the three and nine months ended September 30, 2022, respectively, and totaled $18.2 million and $50.9 million for three and nine months ended September 30, 2023, respectively, represents revenue for granting licenses which we had satisfied in prior periods.

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

•
Clinical trial expense, other third-party costs and employee costs for the wind down of the bempegaldesleukin program, net of the reimbursement from BMS, initiated in 2022;
•
Severance and related benefit costs pursuant to the 2022 and 2023 Restructuring Plans;
•
Non-cash impairment of right-of-use assets and property, plant and equipment; and
•
Contract termination and other costs associated with these plans.

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

2022 Restructuring Plan

As discussed in Note 1, because our registrational trials in bempegaldesleukin did not meet their primary endpoints, we decided to discontinue all development of bempegaldesleukin and wind down the clinical trials studying bempegaldesleukin. In April 2022, we announced the 2022 Restructuring Plan pursuant to which we completed an approximate 70% reduction of our workforce during 2022. We also sold our research facility in India in December 2022 and decided to sublease certain of our leased premises in San Francisco, CA, including all of our office leased space on Third St. and portions of our office and laboratory space on Mission Bay Blvd. South.

Restructuring, impairment and other costs of terminated program pertaining to the 2022 Restructuring Plan includes the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$652	$8,530	$3,606	$28,938
Severance and benefits expense	—	2,077	—	29,827
Impairment of right-of-use assets and property, plant and equipment	1,467	1,200	14,728	58,521
Contract termination and other restructuring costs	—	5,023	878	7,064
Restructuring, impairment and costs of terminated program	$2,119	$16,830	$19,212	$124,350

The clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program for the three and nine months ended September 30, 2022 includes reductions of $8.3 million and $16.7 million, respectively, for the net reimbursement from BMS. The net reimbursement payable to BMS for the three and nine months ended September 30, 2023 was not significant.

Non-cash impairment charges of lease assets pertaining to the 2022 Restructuring Plan include the following (in thousands):

	Three-months Ended
Sublease Spaces	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	Total
Mission Bay Blvd. South	$3,000	$1,200	$361	$—	$7,055	$1,467	$13,083
Third St	49,200	—	12,000	—	6,200	—	67,400
Total impairment of lease assets	$52,200	$1,200	$12,361	$—	$13,255	$1,467	$80,483
•
The non-cash impairment charges for the three months ended June 30, 2022 for our office lease on Third St. reflects our initial estimates of sublease income. As the San Francisco office lease market has continued to deteriorate over the past year, we have recognized additional non-cash impairment charges for the Third St. space in the three months ended December 31, 2022, and in the three months ended June 30, 2023.
•
The non-cash impairment charges for the three months ended June 30, 2022 for our office and laboratory space on Mission Bay Blvd. South reflects our initial estimates of sublease income. As the life sciences lease market has deteriorated during 2023, we recorded additional non-cash impairment charges in the three months ended June 30, 2023 and in the three months ended September 30, 2023.

Through September 30, 2023, we have recognized $11.8 million cumulatively for contract termination and other costs for the 2022 Restructuring Plan.

2023 Restructuring Plan

As discussed in Note 1, pursuant to plans approved by our Board in March 2023, we announced the 2023 Restructuring Plan to further reduce our San Francisco-based workforce by approximately 60%, which was substantially completed by June 30, 2023. In addition, under the 2023 Restructuring Plan, we decided to sublease our remaining office and laboratory space on Mission Bay Blvd. South, which we had not planned to sublease pursuant to the 2022 Restructuring Plan.

Restructuring, impairment and other costs of terminated program pertaining to the 2023 Restructuring Plan includes the following (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Severance and benefit expense	$535	$7,961
Impairment of right-of-use assets and property, plant and equipment	8,706	21,900
Contract termination and other restructuring costs	—	34
Restructuring, impairment and costs of terminated program	$9,241	$29,895

As further described below, the impairment charge in the nine months ended September 30, 2023, includes $20.6 million for the impairment of our remaining office and laboratory space on Mission Bay Blvd. South that we are currently seeking to sublease. We recorded an impairment charge of $11.5 million in the three months ended March 31, 2023, based on our initial estimates of sublease income. As the life sciences lease market has deteriorated during 2023, including a significant increase in available sublease space in San Francisco, California, we recorded an additional impairment charge of $9.1 million in the three months ended September 30, 2023 for this space.

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

The following table provides details regarding the severance and benefit expense for the three and nine months ended September 30, 2023 pursuant to the 2023 Restructuring Plan and a reconciliation of the severance and benefits liability for the three and nine months ended September 30, 2023 pursuant to the 2022 and 2023 Restructuring Plans, which we report within accrued expenses on our Condensed Consolidated Balance Sheet (in thousands):

	Nine Months Ended September 30, 2023
	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2022	$—	$3,299	$3,299
Expense recognized during the period	5,483	—	5,483
Payments during the period	—	(3,299)	(3,299)
Liability balance as of March 31, 2023	$5,483	$—	$5,483
Expense recognized during the period	1,943	—	1,943
Payments during the period	(6,624)	—	(6,624)
Liability balance as of June 30, 2023	$802	$—	$802
Expense recognized during the period	535	—	535
Payments during the period	(887)	—	(887)
Liability balance as of September 30, 2023	$450	$—	$450

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

As a result of these plans, we reviewed each of our excess spaces for impairment during the three months ended June 30, 2022. As part of our impairment evaluation of each excess space, we separately compared the estimated undiscounted income for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). We estimated sublease income using market participant assumptions, including the length of time to enter into a sublease and sublease payments, tenant improvement allowances and broker commissions, which we evaluated using current real estate trends and market conditions. If such income exceeded the net book value of the related assets, we did not record an impairment charge. Otherwise, we recorded an impairment charge by reducing the net book value of the assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 6.4%. Additionally, we recorded an impairment expense primarily for software which we planned to abandon and certain excess equipment based on the estimated income from selling such assets. We recorded impairment charges as follows (in thousands):

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

We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively. Accordingly, in accordance with ASC 350-20 Goodwill and ASC 820-10 Fair Value Measurement, we measured the fair value of our reporting unit utilizing both income and market approaches for our entity-wide asset impairment analysis. Based on this analysis, we wrote off all of our goodwill, resulting in a non-cash impairment charge of $76.5 million during the three months ended March 31, 2023, which we reported as impairment of goodwill in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.

As part of our long-lived asset impairment analysis, we first assessed which long-lived assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets.

We concluded that the long-lived assets associated with our leased spaces we had previously decided to sublease under our 2022 Restructuring Plan continue to have cash flows that are independent of our entity-wide group. We concluded that these sublease assets, for which we had recognized impairment charges during 2022, were recoverable based on estimated sublease income, and therefore we did not record any impairment charges for these long-lived assets for the three months ended March 31, 2023.

During the three months ended March 31, 2023, we next evaluated our remaining long-lived assets for impairment and performed a recoverability test using the undiscounted cash flows approach. We concluded that our net assets were not recoverable within the remaining useful lives. Accordingly, we estimated the fair value of each asset or asset group based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. For the operating lease asset related to our Mission Bay facility, we estimated the fair value based on market participant assumptions related to sublease income as described above, including the length of time to enter into a sublease and sublease payments, tenant improvement allowances and broker commissions. We discounted the sublease income at rate of 7.9%, reflecting the estimated borrowing rate of a market participant subtenant. As a result of this analysis, we recorded a non-cash impairment charge of $11.5 million. We also recorded an additional non-cash impairment charge of $1.7 million for certain laboratory equipment in the three months ended Mach 31, 2023, which we sold in the three months ended September 30, 2023 and recognized an immaterial gain, resulting in a net impairment of $1.3 million for the nine months ended September 30, 2023.

During the three months ended June 30, 2023, due to the weakening life sciences sublease market, we recorded a non-cash impairment charge of $7.1 million for our lease assets at our Mission Bay facility, and due to the continued depression of the office lease market, we recorded an impairment charge of $6.2 million for our lease assets at our Third. St. facility, based on market participant assumptions related to sublease income, discounted at a rate of 8.5%. We had decided to sublease both of these spaces under the 2022 Restructuring Plan.

During the three months ended September 30, 2023, due to the continued weakening of the life sciences sublease market, we recorded additional non-cash impairment charges of $10.6 million for our lease assets at our Mission Bay facility based on market participant assumptions related to sublease income, discounted at a rate of 8.7%.

We report the aggregate non-cash impairment charge of $10.2 million and $36.6 million for the three and nine months ended September 30, 2023, respectively, in restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. The following table presents a reconciliation of the non-cash impairment charges we recorded for these long-lived assets for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$3,050	$18,830	$21,880
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(1,650)	(9,663)	(11,313)
Total impairment of right-of-use assets and property, plant and equipment	$1,400	$9,167	$10,567
(Gain) on sale or disposal of property, plant and equipment, net	(394)	—	(394)
Total impairment of right-of-use assets and property, plant and equipment	$1,006	$9,167	$10,173

	Nine Months Ended September 30, 2023
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$10,257	$63,656	$73,913
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(5,486)	(33,098)	(38,584)
Impairment expense for facilities	4,771	30,558	35,329
Impairment of other property, plant and equipment	1,299	—	1,299
Total impairment of right-of-use assets and property, plant and equipment	$6,070	$30,558	$36,628

Note 7 — Stock-Based Compensation

On June 8, 2023, the stockholders of Nektar approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 12,000,000 shares.

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$841	$720	$2,454	$2,037
Research and development	3,202	5,422	11,107	22,215
General and administrative	4,106	5,369	12,573	18,401
Restructuring, impairment and other costs of terminated program	—	1,007	—	1,929
Total stock-based compensation	$8,149	$12,518	$26,134	$44,582

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

In April of 2022 and 2023, we implemented the 2022 Restructuring Plan and 2023 Restructuring Plan, respectively, which both prioritized key research and development efforts that will be most impactful to the Company’s future. Central to both plans is the continuation of clinical development of both rezpegaldesleukin (previously referred to as NKTR-358) and NKTR-255 programs as well as our core research programs in immunology that include a separate tumor necrosis factor receptor 2 agonist antibody.

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

In 2017, we entered into a worldwide license agreement with Eli Lilly and Company (Lilly) to develop and commercialize rezpegaldesleukin, pursuant to which we received an initial payment of $150.0 million and were eligible for up to an additional $250.0 million for development and regulatory milestones. Under the collaboration, we completed our responsibilities for Phase 1 clinical development and certain drug product development and supply activities. In a Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) carried out by Lilly, although the study did not meet its primary endpoint, patients who received the middle dose within the modified intent-to-treat population, defined as all patients who were randomized and received at least one dose of rezpegaldesleukin, demonstrated improvement in SLEDAI-2K score as compared to placebo. Additionally, clinically meaningful improvements at the mid-dose level were observed in the British Isles Lupus Assessment Group (BILAG)-Based Composite Lupus Assessment (BICLA) response and Lupus Low Disease Activity State (LLDAS) as compared to placebo, and exploratory biomarker data also showed that rezpegaldesleukin led to dose-dependent proliferation of Treg cells, which was consistent with prior studies. Despite these results, Lilly subsequently notified us that it did not intend to advance rezpegaldesleukin into Phase 3 development for SLE.

On April 27, 2023, we announced we would be regaining full rights to rezpegaldesleukin from Lilly, and the collaboration agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We have initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are planning to initiate in late 2023 or early 2024 a new Phase 2b study of rezpegaldesleukin in patients with alopecia areata. We will also explore other auto-immune indications for the development of rezpegaldesleukin.

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

We are studying NKTR-255 in ADCC combinations in both liquid and solid tumors. We have completed a Phase 1 dose escalation and expansion study of NKTR-255 in patients with relapsed or refractory non-Hodgkin lymphoma or multiple myeloma where patients are treated with NKTR-255 as a monotherapy or NKTR-255 in combination with daratumumab. We have also completed Phase 1 portion of a Phase 1/2 study of NKTR-255 in patients with relapsed or refractory head and neck squamous cell carcinoma or colorectal cancer where patients are treated with NKTR-255 in combination with cetuximab. In addition, we initiated a Nektar-sponsored Phase 2/3 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma. Two ongoing investigator sponsored trials are evaluating NKTR-255 following treatment with a CAR-T cell therapy. These studies include a Phase 1 study evaluating NKTR-255 in combination with CD19 CAR-T cell therapy in patients with relapsed or refractory large B-cell lymphoma and a Phase 1 study evaluating NKTR-255 in combination with CD19/22 CAR-T cell therapy in patients with relapsed or refractory B-cell acute lymphoblastic leukemia. A third investigator sponsored study is evaluating NKTR-255 in combination with darvulamab in patients with unresectable Stage 3 non-small lung cancer who have received chemoradiation. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We announced on September 27, 2023, that we had entered into a new clinical study collaboration with Cellular Biomedicine Group Inc. (“CBMG”) to study NKTR-255 in combination with CBMG’s C-TIL051, a tumor-infiltrating lymphocyte (TIL) therapy, in advanced non-small cell lung cancer (NSCLC) patients that are relapsed or refractory to anti-PD-1 therapy. Under the collaboration, we will contribute NKTR-255 and CBMG will add NKTR-255 to its ongoing CBMG-sponsored Phase 1 clinical trial.

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

Several of our historical collaboration agreements have resulted in approved drugs, for which we may continue to manufacture the polymer reagents used in the production of the drug products and may be entitled to royalties for net sales of these approved drugs. However, we have sold the majority of our rights to receive royalties under these arrangements, including:

•
2012 Purchase and Sale Agreement: In 2012, we sold all of our rights to receive royalties from CIMZIA® (for the treatment of Crohn’s disease and other autoimmune indications) and MIRCERA® (for the treatment of anemia associated with chronic kidney disease) under our collaborations with UCB Pharma and F. Hoffmann-La Roche Ltd, respectively, to RPI Finance Trust (RPI), an affiliate of Royalty Pharma for $124.0 million.
•
2020 Purchase and Sale Agreement: In December 2020, we sold our rights, subject to a cap, to receive royalties from MOVANTIK® / MOVENTIG® (for the treatment of opioid-induced constipation), ADYNOVATE® / ADYNOVI® (a half-life extension product of Factor VIII) and other hemophilia products, under our arrangements with AstraZeneca AB, Baxalta, Inc. (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.), and Novo Nordisk A/S, respectively, for $150.0 million to entities managed by HealthCare Royalty Management (HCR) under a capped sale arrangement, such that all future royalties return to Nektar if HCR receives $210.0 million in royalties by December 31, 2025 (the 2025 Threshold) or $240.0 million if the 2025 Threshold is not met.

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

	Three Months Ended September 30,		$ Change 2023 vs. 2022	% Change 2023 vs. 2022
	2023	2022
Revenue:
Product sales	$5,822	$4,969	$853	17%
Non-cash royalty revenue related to sales of future royalties	18,167	18,342	(175)	(1)%
License, collaboration and other revenue	155	314	(159)	(51)%
Total revenue	24,144	23,625	519	2%
Operating costs and expenses:
Cost of goods sold	12,431	4,972	7,459	150%
Research and development	24,070	33,590	(9,520)	(28)%
General and administrative	21,147	22,534	(1,387)	(6)%
Restructuring, impairment and costs of terminated program	11,360	16,830	(5,470)	(33)%
Total operating costs and expenses	69,008	77,926	(8,918)	(11)%
Loss from operations	(44,864)	(54,301)	9,437	(17)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(5,910)	(6,953)	1,043	(15)%
Interest income and other income (expense), net	4,876	2,050	2,826	138%
Total non-operating income (expense), net	(1,034)	(4,903)	3,869	(79)%
Loss before provision for income taxes	(45,898)	(59,204)	13,306	(22)%
Provision (benefit) for income taxes	(61)	(155)	94	(61)%
Net loss	$(45,837)	$(59,049)	$13,212	(22)%

	Nine Months Ended September 30,		$ Change 2023 vs. 2022	% Change 2023 vs. 2022
	2023	2022
Revenue:
Product sales	$15,198	$15,969	$(771)	(5)%
Non-cash royalty revenue related to sales of future royalties	50,860	52,167	(1,307)	(3)%
License, collaboration and other revenue	179	1,896	(1,717)	(91)%
Total revenue	66,237	70,032	(3,795)	(5)%
Operating costs and expenses:
Cost of goods sold	26,485	15,402	11,083	72%
Research and development	84,220	183,583	(99,363)	(54)%
General and administrative	60,097	70,394	(10,297)	(15)%
Restructuring, impairment and costs of terminated program	49,107	124,350	(75,243)	(61)%
Impairment of goodwill	76,501	—	76,501	n/m
Total operating costs and expenses	296,410	393,729	(97,319)	(25)%
Loss from operations	(230,173)	(323,697)	93,524	(29)%
Non-operating income (expense):
Change in fair value of development derivative liability	—	33,427	(33,427)	(100)%
Non-cash interest expense on liability related to sale of future royalties	(18,467)	(21,710)	3,243	(15)%
Interest income and other income (expense), net	14,492	3,541	10,951	309%
Total non-operating income (expense), net	(3,975)	15,258	(19,233)	(126)%
Loss before provision for income taxes	(234,148)	(308,439)	74,291	(24)%
Provision (benefit) for income taxes	(171)	71	(242)	(341)%
Net loss	$(233,977)	$(308,510)	$74,533	(24)%

n/m - not meaningful

Revenue

Our revenue as historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners.

•
Product sales and Cost of goods sold: Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. Accordingly, the revenue recognized in a given period is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year. We have a manufacturing arrangement with a partner that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue with this partner in future years. As a result of this arrangement, gross margin was negative for the three and nine months ended September 30, 2023.

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

During the three months ended September 30, 2023, we recorded a provision for inventory obsolescence of $3.7 million as an increase to cost of goods sold for certain batches produced in our Huntsville, Alabama manufacturing facility. As a result of our identification of a quality concern of a solvent obtained from a third party that was used in the manufacturing of these batches, the batches are currently being held from further processing pending an investigation and assessment. If the results of the investigation and assessment determine that the held batches can be used for further processing, we may release these batches to our partner. The solvent having the quality concern was not used in any production batches associated with rezpegaldesleukin.

•
Non-cash royalty revenue and Non-cash interest expense: We recognize non-cash royalty revenue and non-cash interest expense resulting from royalties on several products for which we had previously sold our rights to receive royalties under the 2012 and 2020 Purchase and Sale Agreements. See Note 3 to our Condensed Consolidated Financial Statements for additional information regarding these agreements. These non-cash revenues and expenses have no affect on our cash flows, and we do not consider them material to our operations.
•
License, collaboration and other revenue: License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements. The amount of revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. License, collaboration and other revenue was not material for the periods presented or for the full year 2022, and we do not expect to recognize significant revenue for the full year 2023.

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

As discussed in Note 1 to our Condensed Consolidated Financial Statements, in April 2022, BMS and we decided to discontinue development of bempegaldesleukin in combination with Opdivo®, and we have also decided to discontinue all other development of bempegaldesleukin. BMS and we have each substantially wound down our respective clinical trials under the BMS Collaboration Agreement. Beginning with the second quarter of 2022, we report clinical trial expense, other third-party costs and employee costs for the bempegaldesleukin program, net of the reimbursement from BMS, within restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. Accordingly, research and development expensed decreased by $29.6 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 for third-party costs, net of the BMS reimbursement, for the termination of the bempegaldesleukin program.

As discussed in Note 6 to our Condensed Consolidated Financial Statements, pursuant to our 2022 Restructuring Plan, we completed the termination of approximately 70% of our then current workforce during 2022, and, in April 2023, we announced our 2023 Restructuring Plan to reduce our San Francisco-based workforce by approximately 60%, which was substantially completed by June 2023. Accordingly, research and development expense decreased by $8.8 million and $45.3 million for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively, for employee costs, including non-cash stock-based compensation expense, net of the BMS reimbursement, primarily as a result of these Restructuring Plans. Research and development expense also decreased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due to lower allocations of support and facilities-related costs, primarily as a result of these Restructuring Plans. As a result of the 2022 and 2023 Restructuring Plans, we expect research and development expense to significantly decrease for the full year 2023 as compared to 2022.

We incurred research and development expense in the periods presented for development costs and manufacturing activities for NKTR-255 and development costs for rezpegaldesleukin as Lilly conducted its Phase 1B and Phase 2 studies, for which we were responsible for 25% of costs and Lilly was responsible for 75% of costs. We will continue to incur research and development costs as the development of NKTR-255 continues, and, following the termination of the collaboration agreement with Lilly, we have initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are planning to initiate in late 2023 or early 2024 a new Phase 2b study of rezpegaldesleukin in patients with alopecia areata.

The timing and amount of our future clinical trial expenses will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.

In addition to our drug candidates that we plan to evaluate in clinical development during 2023 and beyond, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. We continue our interest in identifying new drug candidates across a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We also plan from time to time to evaluate opportunities to in-license potential drug candidates from third parties to add to our drug discovery and development pipeline. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

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

General and Administrative Expense

General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. As discussed in Note 6 to our Condensed Consolidated Financial Statements, pursuant to our 2022 Restructuring Plan, which we announced in April 2022, we completed the termination of approximately 70% of our then current workforce during 2022, and, in April 2023, we announced our 2023 Restructuring Plan to further reduce our San Francisco-based workforce by approximately 60%, which we substantially completed by June 2023. As a result of our 2022 Restructuring Plan, the commercial organization was eliminated and all other bempegaldesleukin-related commercialization activities ceased. Accordingly, as a result of these Restructuring Plans, general and administrative expense decreased for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. We also expect general and administrative expense for the full year 2023 to significantly decrease as compared to 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$652	$8,530	$3,606	$28,938
Severance and benefit expense	535	2,077	7,961	29,827
Impairment of right-of-use assets and property, plant and equipment	10,173	1,200	36,628	58,521
Contract termination and other restructuring costs	—	5,023	912	7,064
Restructuring, impairment and other costs of terminated program	$11,360	$16,830	$49,107	$124,350

•
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program: We recognized $31.7 million for the full year of 2022 for the wind down of the bempegaldesleukin program. We expect these costs for the full year 2023 to be significantly lower.
•
Severance and benefits expense: We recognized $30.9 million for severance and benefit expense in 2022 for the 2022 Restructuring Plan. We expect to recognize approximately $8.0 million for the full year 2023 related to the 2023 Restructuring Plan.
•
Impairment of right-of-use assets and property, plant and equipment: We recognized $65.8 million in non-cash impairment charges for the full year 2022, primarily for our leased space on Third St. which we intend to sublease, primarily due to lower rental recovery rates and extended time to enter into a sublease. The non-cash impairment charge for the three and nine months ended September 30, 2023 primarily reflect impairment charges for our office and laboratory space on Mission Bay Blvd. South and our office space on Third St. We will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases, and we may record non-cash impairment charges in future periods as these estimates change.
•
Loss (gain) on sale or disposal of property, plant and equipment: We recognized a net gain of $3.3 million for the sale of property, plant and equipment for the full year 2022, primarily resulting from the sale of our research and development facility in India. We do not expect to recognize significant gains or losses in 2023.
•
Contract termination and other restructuring charges: We recognized $10.9 million in contract termination and other restructuring costs for the full year 2022. We may recognize additional contract termination and other restructuring charges for the full year 2023 as a result of the 2023 Restructuring Plan, but we currently cannot estimate such costs.

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

Interest Income and Other Income (Expense), net

Interest income and other income (expense) increased for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 due to increases in interest rates. We expect that our interest income and other income (expense), net will increase for 2023 compared to 2022 for the same reason.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of September 30, 2023, we had approximately $372.7 million in cash and investments in marketable securities.

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

As a result of our 2022 and 2023 Restructuring Plans, we are seeking to sublease all of our laboratory and office space on Mission Bay Blvd. South and our office space on Third St., and we have current subleases for a portion of our laboratory and office spaces on Mission Bay Blvd. South. The San Francisco Bay Area office lease market has been negatively impacted by economic uncertainties, particularly impacting the technology industry, and the change in work habits due to the COVID-19 pandemic, as employees continue to work remotely. Accordingly, for our vacant office space on Third St., there is significant uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. While the San Francisco Bay Area life sciences sublease market remained strong during 2022, it has weakened during 2023, including a significant increase in available sublease space in San Francisco, California. Accordingly, there is increased uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any.

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

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2023 and 2022 totaled $145.6 million and $246.3 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will decrease for 2023 as compared to 2022 as a result of the various cost restructuring activities described above and because we do not expect any further costs for the wind down of the bempegaldesleukin program to be significant.

Cash flows from investing activities

During the nine months ended September 30, 2023 and 2022, the maturities and sales of our investments, net of purchases, totaled $121.6 million and $331.0 million, respectively, which we used to fund our operations.

We paid $5.2 million for the purchase of property, plant and equipment in the nine months ended September 30, 2022, and our purchases of property, plant and equipment for the nine months ended September 30, 2023 were not significant.

Cash flows from financing activities

Our cash flows from financing activities for the nine months ended September 30, 2023 and 2022 were not significant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2023 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in SLE conducted by Lilly did not meet the study’s primary endpoint and that Lilly does not intend to advance rezpegaldesleukin to Phase 3 development in SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the collaboration agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We have initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are planning to initiate in late 2023 or early 2024 a new Phase 2b of rezpegaldesleukin in patients with alopecia areata. We will also explore other auto-immune indications for the development of rezpegaldesleukin. While we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional materials that Lilly has not yet transferred to us. In the event Lilly fails to promptly and completely transfer to us any additional needed materials or we are not able to independently source these materials, the continued clinical development of rezpegaldesleukin and our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.

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
•
for drug candidates partnered with other companies, delays caused by our partner;
•
delays caused by the COVID-19 pandemic (see also the risk factor in this Item 1A titled “Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic”).
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
•
clinical sites dropping out of a trial due to the detriment of enrollment rates;
•
delays in manufacturing and delivery of sufficient supply of clinical trial materials;
•
changes in regulatory authorities policies or guidance applicable to our drug candidates;
•
delays caused by changing standards of care or new treatment options; and
•
delays associated with third parties, such as a past collaboration partner, failing to provide us with all the necessary documents, data and materials necessary to conduct clinical trials.

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

The research and development of immune-modulatory agents is a very competitive global segment in the biopharmaceutical industry attracting tens of billions of dollars of investment each year. Our clinical trial plans for rezpegaldesleukin, NKTR-255 and other drug candidates face substantial competition from other regimens already approved, and many more that are either ahead of or in parallel development in patient populations where we are studying our drug candidates. As immunotherapy represent a relatively new approach to treatment of autoimmune disorders and cancer and few have successfully completed late stage development, drug development in this area entails substantial risks and uncertainties that include rapidly changing standards of care, identifying contribution of components when therapeutic combinations are employed, patient enrollment competition, evolving regulatory frameworks to evaluate regimens, and varying risk-benefit profiles of competing therapies, any or all of which could have a material and adverse impact on the probability of success of our drug candidates.

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

•
partners may terminate their agreements with us unilaterally for any or no reason, in some cases with the payment of a termination fee penalty and in other cases with no termination fee penalty; and
•
partners may respond to natural disasters or health epidemics, such as the COVID-19 pandemic, by ceasing all or some of their development responsibilities (including the responsibility to clinical develop our drug candidates).

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

As of September 30, 2023, we had cash and investments in marketable securities valued at approximately $372.7 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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
•
our general and administrative expenses, capital expenditures and other uses of cash; and
•
disputes concerning patents, proprietary rights, or license and collaboration agreements that could negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties.

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

For the nine months ended September 30, 2023, we reported a net loss of $234.0 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.

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
•
receive revenue or royalties on products that have been approved, marketed or submitted for marketing approval with regulatory authorities; and
•
maintain sufficient funds to finance our activities.

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

We are a party to numerous significant collaboration agreements and other strategic transaction agreements (e.g. financings and asset divestitures) that contain complex representations and warranties, covenants and indemnification obligations. If we are found to have materially breached such agreements, we could be subject to substantial liabilities, which would harm our financial condition.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 270 U.S. and 1,250 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic’s commercialization, the patent may only provide a short period of protection following the commercialization of the covered product. In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at September 30, 2023.

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

On May 26, 2023, we received a notice from the Nasdaq Listing Qualifications Department of The Nasdaq Global Select Market stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Rule) because the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. The notice has no immediate effect on the Nasdaq listing or trading of the Company’s common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given an initial 180 calendar days period, or until November 22, 2023, to regain compliance with the Minimum Bid Price Rule. If at any time before November 22, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation that the Company has achieved compliance with the Minimum Bid Price Rule. If the Company does not regain compliance with the Minimum Bid Price Rule by November 22, 2023, the Company may be eligible for a second 180 calendar days period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market and to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the bid price requirement. In addition, the Company would be required to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If Nasdaq determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, the Company’s common stock will be subject to delisting. The Company will have the right to appeal a delisting determination and the Company’s common stock will remain listed on Nasdaq until the completion of the appeal process.

While the Company continues to evaluate all available options, if it cannot regain compliance with the Minimum Bid Price Rule before November 22, 2023, it intends to qualify for the second 180-days compliance period. However, there can be no assurance that it will be able to regain compliance with the applicable rules during the initial compliance period, any subsequent compliance period, or at all, or that the Company will otherwise remain in compliance with the other listing standards for Nasdaq. If we are unable to regain compliance in a timely manner, our common stock may become delisted. Any such delisting could adversely affect the price of our common stock and make it more difficult for investors to sell our common stock in the secondary market. In addition, a delisting of our common stock could significantly harm our ability to raise capital necessary to continue our operations.

The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial losses for investors and securities class action and shareholder derivative litigation.

Our stock price is volatile. During the three months ended September 30, 2023, based on closing prices on the NASDAQ Global Select Market, the closing price of our common stock ranged from $0.51 to $1.05 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

•
announcement of our 2022 Restructuring Plan and 2023 Restructuring Plan;
•
announcements of data from, or material developments in, our clinical studies and those of our collaboration partners, including data regarding efficacy and safety, delays in clinical development, regulatory approval or commercial launch – in particular, the results from clinical studies of bempegaldesleukin has had a significant impact on our stock price;
•
the timing of outcomes from our clinical trials which can be difficult to predict particularly for clinical studies that have event-driven end points such as progression-free survival and overall survival;
•
announcements by collaboration partners as to their plans or expectations related to biologic candidates and approved biologics in which we have a substantial economic interest;
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
•
our financing needs and activities; and
•
general economic, industry and market conditions, including the impacts of rising inflation and interest rates and global geopolitical tensions.

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

Our operations and performance may be affected by global economic conditions, including, for example, adverse global economic conditions resulting from the COVID-19 pandemic. (see also the risk factor in this Item 1A titled “Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic”) as well as uncertainty surrounding the effect of Brexit and potential changes to the regulatory and legal regimes governing the United Kingdom and its relationship with the European Union, which could create new regulatory costs and challenges for us and our collaboration partners. In addition, our operations and performance may be affected by political or civil unrest or military action, terrorist activity, and unstable governments and legal systems. For example, in late February 2022, Russia commenced a military invasion of Ukraine, and the sustained conflict in Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, has contributed to increased market volatility and uncertainty. In particular, sanctions imposed by the U.S., EU and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. In addition, in October 2023, conflicts arose in Israel and Gaza following terrorist attacks in Israel. As the conflicts between Ukraine and Russia and in Israel and Gaza continue, further sanctions, retaliatory attacks, market volatility and uncertainty may occur, any of which could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(6)	Letter Agreement dated as of September 6, 2023 by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(6)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(6)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(6)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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
Date: November 7, 2023