Form 10-K
period 2023-12-31
NEKTAR THERAPEUTICS
filed 2024-03-05
CIK 906709

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

415-482-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NKTR	NASDAQ Capital Market

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

Large Accelerated Filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, as reported on The NASDAQ Capital Market, was approximately $109 million.

As of February 27, 2024, the number of outstanding shares of the registrant’s common stock was 183,617,817.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2023 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements related to our prior strategic reorganization and cost restructuring plans, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates and our future research and development plans, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation, or success of our collaboration arrangements, commercialization activities and product sales levels and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report on Form 10-K, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

o
clinical trials for any of our drug candidates could be delayed for a variety of reasons, including delays associated with activating clinical sites and lower than anticipated patient enrollment rates, which are often outside of our control; and
o
we depend on third parties to conduct laboratory experiments, preclinical studies and clinical trials for our biologic candidates and any failure of those parties to fulfill their obligations according to our instructions and protocol standards could harm our research and development plans and adversely affect our business.
•
Risks Related to our Financial Condition and Capital Requirements:
o
there is no guarantee that our prior strategic reorganization plan and cost restructuring plans will achieve their intended benefits and we may need to undertake additional cost-saving measures;
o
we have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan;
o
a significant source of our revenue and capital for research and development has been derived from our collaboration agreements, and if we are unable to establish and maintain collaboration partnerships with attractive commercial terms, including significant development milestones and research and development cost-sharing, our business, results of operations and financial condition could suffer; and
o
we expect to continue to incur substantial net losses from operations and may not achieve or sustain profitability in the future.
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
•
Risks Related to our Collaboration Partners:
o
we are highly dependent on advancing rezpegaldesleukin in clinical trials, and while we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, our ability to perform important development activities will be significantly harmed if Eli Lilly and Company fails to continue to cooperate with us in the transfer of all materials associated with the rezpegaldesleukin program; and
o
we may rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our product candidates and any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to enter into collaboration agreements, obtain regulatory approval and commercialize for our product candidates.

In addition to the above-mentioned risks, our business is subject to a number of additional risks faced by businesses generally.

PART I

Item 1. Business

Nektar Therapeutics is a clinical stage, research-based drug discovery biopharmaceutical company focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology and unparalleled expertise in polymer chemistry to create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165, respectively) and cancer (e.g. NKTR-255). We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

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

Rezpegaldesleukin

Our drug candidate rezpegaldesleukin is a potential first-in-class resolution therapeutic that may address this underlying immune system imbalance in people with autoimmune disorders and inflammatory diseases. It is designed to target the interleukin-2 (IL-2) receptor complex in the body in order to stimulate proliferation of Treg cells. By activating these cells, rezpegaldesleukin may act to bring the immune system back into balance. Rezpegaldesleukin is being developed as a once or twice monthly self-administered injection for a number of autoimmune disorders and inflammatory diseases.

On October 13, 2023, we announced final efficacy data from a Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) at the European Academy of Dermatology and Venereolgy conference. The final efficacy data from the Phase 1b AD study showed that patients with moderate-to-sever atopic dermatitis that were treated with rezpegaldesluekin had dose-dependent improvements in the eczema area and severity index (EASI), validated investigated global assessment (vIGA), body surface area (BSA), and itch numeric rating scale (NRS) over twelve weeks of treatment compared to placebo, which were sustained post-treatment over an additional thirty-six weeks. Rezpegaldesleukin was well tolerated with no patients in the rezpegaldesleukin groups experiencing severe, serious, or fatal adverse events, and no anti-rezpegaldesleukin antibodies were detected.

In late October 2023, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are targeting the initiation of a new Phase 2b clinical study in patients with alopecia areata by the end of March 2024. We plan to explore other auto-immune indications for the development of rezpegaldesleukin.

We developed rezpegaldesleukin and own full rights to this drug candidate. Although we previously entered into a license agreement with Eli Lilly and Company in 2017 (the Lilly Agreement) to develop and commercialize rezpegaldesleukin, on April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement, and on April 27, 2023, we announced that we would be regaining full rights to rezpegaldesleukin.

NKTR-0165

We believe that our preclinical tumor necrosis factor (TNF) receptor type II (TNFR2) agonist asset is a potentially unique bivalent antibody that selectively stimulates TNFR2 receptor activity, without modulation of the TNFR1 signaling. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. TNFR-2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. Our focus is on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be potentially developed for treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. We are carrying out Investigational New Drug (IND) enabling studies for this program in 2024, after having exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021.

Oncology

NKTR-255

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

We are continuing select developmental studies of NKTR-255 in combination with cell therapies and checkpoint inhibitors while we evaluate additional strategic partnership pathways for the program. We initiated a Nektar-sponsored Phase 2/3 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, and the Fred Hutchinson Cancer Center is evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma in an investigator sponsored study. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We expect to receive topline data from the study in the second half of 2024. We entered into a new clinical study collaboration with AbelZeta Pharma, Inc. (AbelZeta) (formerly known as CBMG Holdings) to study NKTR-255 in combination with its C-TIL051, a tumor-infiltrating lymphocyte (TIL) therapy, in advanced non-small cell lung cancer (NSCLC) patients that are relapsed or refractory to anti-PD-1 therapy. Under the collaboration, we will contribute NKTR-255 and AbelZeta will add NKTR-255 to its ongoing AbelZeta-sponsored Phase 1 clinical trial. We also have an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (darvulumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

Other Research and Development Program and Advanced Polymer Conjugate Technology Platform

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

We continue to progress our preclinical PEG-Colony Stimulating Factor (PEG-CSF1) program. PEG-CSF1 is a polyethylene glycol modified version of the CSF1 protein that is intended to optimize the receptor interaction and to selectively modulate resolution processes of inflammation. We believe this program has applications in a number of therapeutic indications including acute and chronic inflammation as well as fibrosis. We also maintain our preclinical oncology asset, NKTR-288, which is an investigational PEG conjugate of the protein interferon gamma that is designed utilizing a site-specific conjugation approach to modify binding of interferon gamma with one of its substrates and to optimize the pharmacodynamic duration of interferon gamma signaling. We believe this program has therapeutic applications in oncology as well as in other infectious diseases.

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

	Primary or Target	Drug
Drug	Indications	Marketer/Partner	Status(1)

ADYNOVATE® and ADYNOVI® (brand name for ADYNOVATE® in Europe)	Hemophilia A	Takeda Pharmaceutical Company Limited	Approved 2015*

MOVANTIK® (naloxegol tablets) and MOVENTIG® (brand name for MOVANTIK® in Europe)	Opioid-induced constipation in adult patients with chronic non-cancer pain (US); Opioid-induced constipation in adult patients who have and inadequate response to laxatives (EU).	AstraZeneca AB	Approved 2014*

	Primary or Target	Drug
Drug	Indications	Marketer/Partner	Status(1)

CIMZIA® (certolizumab pegol)	Crohn’s disease, Rheumatoid arthritis, and Psoriasis/ Ankylosing Spondylitis	UCB Pharma	Approved 2008**

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved 2007**

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Bausch Health Companies Inc. (formerly, Valeant Pharmaceuticals International, Inc.)	Approved 2004

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved 2003

Dapirolizumab Pegol	Systemic Lupus Erythematosus	UCB Pharma (Biogen)	Phase 3

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

Other Healthcare Laws and Regulations

If we obtain regulatory approval of our products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts, and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute regulatory safe harbors or specific intent to violate it to have committed a violation. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute regulatory safe harbors. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;
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
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
additionally, state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state transparency reporting and compliance laws; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and which may not have the same effect, thus complicating compliance efforts. These state-equivalent laws may also apply to our business practices, including, but not limited to, research, distribution, and sales or marketing arrangements. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales.

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

Among the provisions of the Affordable Care Act of importance to potential product candidates are:

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•
expansion of eligibility criteria for Medicaid programs, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program;
•
expanded the types of entities eligible for the 340B drug discount program;
•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% which remains in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Furthermore, federal agencies, Congress, state legislatures, and the private sector have shown significant interest in implementing cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the

Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Patents and Proprietary Rights

We own more than 250 U.S. and 1,200 foreign patents and a number of pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our advanced polymer conjugate technologies and our drug candidates. More specifically, our patents and patent applications cover polymer architecture, drug candidates, formulations, methods of making polymers and polymer conjugates, methods of administering our drug candidates, and methods of manufacturing polymers and polymer conjugates. Our patent portfolio contains patents and patent applications that encompass our advanced polymer conjugate technology platforms as well as our drug candidates. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest non-provisional patent application filing priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

Following the termination of our collaboration agreement with Eli Lilly and Company, we do not have a collaboration agreement for rezpegaldesleukin Therefore, we will not receive collaboration-based revenues for our lead drug candidates, rezpegaldesleukin and NKTR-255 unless we enter into new collaboration agreements for these drug candidates.

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

In the fields of advanced polymer conjugate technologies, our competitors include Biogen Inc., Horizon Pharma, JenKem Technology USA, Dr. Reddy’s Laboratories Ltd., SunBio Corporation, Laysan Bio, Inc., Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), NOF Corporation and Aurigene Pharmaceutical Services. Several other chemical, biotechnology and pharmaceutical companies may also be developing advanced polymer conjugate technology or technologies intended to deliver similar scientific and medical benefits. Some of these companies license intellectual property or PEGylation materials to other companies, while others apply the technology to create their own drug candidates.

Product and Program Specific Competition

Rezpegaldesleukin

There are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based, microbiome-based, or toleragenic-based therapies (Regeneron, Leo Pharma, Eli Lilly and Company, Galderma, Symbiotix, LLC, Janssen Pharmaceuticals, AstraZeneca), regulatory T cell therapies (Sangamo Therapeutics, Inc., Quell Therapeutics, Ltd., Sonoma Biotherapeutics, Inc. GentiBio, Inc., Kyvema Therapeutics, Inc. and Tract Therapeutics, Inc.), or IL-2 based therapies (Amgen, Inc., BMS (through its acquisition of Delnia, Inc.), Novartis, Inc., ILTOO Pharma, Xencor, inc., Merck & Co (through its acquisition of Pandion Therapeutics), and Sanofi SA).

NKTR-255

There are numerous companies engaged in developing immunotherapies with different approaches to enhancing NK cell populations which are a key component of the innate immune system. The approaches include engineered biologics targeting the IL-15 pathway as well as autologous and allogenic cell therapy approaches. For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include SOTIO Biotech, Inc., Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., Nkarta, Inc., NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.).

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2023	2022
Third party and direct materials costs	$51.9	$79.2
Personnel, overhead and other costs	45.5	103.9
Stock-based compensation and depreciation	16.8	35.2
Research and development expense	$114.2	$218.3

Manufacturing and Supply

We have a manufacturing facility located in Huntsville, Alabama that manufactures our proprietary PEG reagents for subsequent conjugation to active pharmaceutical ingredients (APIs). The facility can be used to produce APIs themselves, as well as form PEG conjugates of those APIs, to support the early phases of clinical development. The facility and associated equipment are designed and operated to be consistent with all applicable laws and regulations. As we do not maintain the capability to manufacture biologics nor finished drug products for our development programs, we primarily utilize contract manufacturers to manufacture biologics and finished drug product for us. We also utilize the services of contract manufacturers to manufacture APIs and finished drug products required for later phases of clinical development and eventual commercialization. Our contract manufacturers have contractual obligations to comply with all applicable laws and regulations.

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

Human Capital

As of December 31, 2023, we had 137 employees, of which 97 employees were engaged in research and development, manufacturing, and quality activities. Substantially all of our employees are located in the U.S. We have a number of employees who hold advanced degrees, such as a Ph.D. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We are committed to attracting, developing, advancing and retaining a diverse and talented workforce. As part of our measures to attract and retain personnel, we offer a total rewards package to our full-time employees consisting of base salary, cash bonuses based on individual and company performance, equity compensation and comprehensive benefits, including health insurance, life insurance, retirement plans, and paid holiday and vacation time. We support our employee’s further development by providing professional development opportunities. We believe that we maintain good relations with our employees.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our executive officers as of March 5, 2024:

Name	Age	Position
Howard W. Robin	71	Director, President and Chief Executive Officer
Sandra Gardiner	58	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Wilson, J.D.	52	Senior Vice President and Chief Legal Officer
Jonathan Zalevsky, Ph.D.	49	Chief Research and Development Officer

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

Sandra Gardiner has served as our Interim Chief Financial Officer since April 2023. Ms. Gardiner is a partner at FLG Partners, a leading CFO services firm in the Silicon Valley and a skilled business and finance executive with over 30 years of experience as an EVP and CFO at private and public companies in the Life Sciences sector. Prior to joining Nektar, she served as the Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer of Pulse Biosciences, Inc., a bioelectric medicine company, since November 2019. Prior to joining Pulse Biosciences, she held CFO roles in both domestic and global companies, operating as a director to international subsidiaries throughout Europe, Asia Pacific and Latin America. Ms. Gardiner holds a B.A. in Management Economics from the University of California, Davis.

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

We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in SLE conducted by Lilly did not meet the study’s primary endpoint and that Lilly did not intend to advance rezpegaldesleukin to Phase 3 development in SLE. On April 27, 2023, we announced that we had received a notice of termination from Lilly with respect to the Lilly Agreement and we would be regaining the full rights to rezpegaldesleukin from Lilly. Following the return of our rights to develop rezpegaldesleukin, we will bear all costs of development. We have initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are targeting by the initiation of a new Phase 2b clinical study of rezpegaldesleukin in patients with alopecia areata by the end of March 2024. We also plan to other auto-immune indications for the development of rezpegaldesleukin. While we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional materials that Lilly has not yet transferred to us. In the event Lilly fails to promptly and completely transfer to us any additional needed materials or we are not able to independently source these materials, the continued clinical development of rezpegaldesleukin and our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the potential harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.

Additionally, promising results from earlier trials may not predict similarly favorable outcomes in subsequent trials. For example, several of our past, planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational drug candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational drug candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our drug candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control. One or more clinical failures of our drug candidates would jeopardize and could materially harm our business, results of operations and financial condition.

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
•
for drug candidates currently or previously partnered with other companies, delays caused by our partner;
•
delays caused by public health epidemics (see also the risk factor in this Item 1A titled “Our business could be adversely affected by the effects of health epidemics”);
•
imposition of a clinical hold by the FDA or other health authorities, which may occur at any time including after any inspection of clinical trial operations or trial sites;
•
suspension or termination of a clinical study by us, our partners, the FDA or foreign regulatory authorities due to adverse side effects of a drug on subjects in the trial;
•
delays associated with clinical site activations;
•
delays in recruiting suitable patients to participate in a trial;
•
delays in having patients complete participation in a trial or return for post-treatment follow-up;
•
clinical sites dropping out of a trial due to the detriment of enrollment rates;
•
delays in manufacturing and delivery of sufficient supply of clinical trial materials;
•
changes in regulatory authorities policies or guidance applicable to our drug candidates
•
delays caused by changing standards of care or new treatment options; and
•
delays associated with third parties, such as a past collaboration partner, failing to provide us with all the necessary documents, data and materials necessary to conduct clinical trials.

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

The research and development of immune-modulatory agents is a very competitive global segment in the biopharmaceutical industry attracting tens of billions of dollars of investment each year. Our clinical trial plans for rezpegaldesleukin, NKTR-255 and other drug candidates face substantial competition from other regimens already approved, and many more that are either ahead of or in parallel development in patient populations where we are studying our drug candidates. As immunotherapy represents a relatively new approach to treatment of autoimmune disorders and cancer and few have successfully completed late stage development, drug development in this area entails substantial risks and uncertainties that include rapidly changing standards of care, identifying contribution of components when therapeutic combinations are employed, patient enrollment competition, evolving regulatory frameworks to evaluate regimens, and varying risk-benefit profiles of competing therapies, any or all of which could have a material and adverse impact on the probability of success of our drug candidates.

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

Our advanced polymer conjugate chemistry platforms and our partnered and proprietary products and drug candidates compete with various pharmaceutical and biotechnology companies. Competitors of our polymer conjugate chemistry technologies include Biogen Inc., Horizon Pharma, JenKem Technology USA, Dr. Reddy’s Laboratories Ltd., SunBio Corporation, Laysan Bio, Inc., Mountain View Pharmaceuticals, Inc., Novo Nordisk A/S (formerly assets held by Neose Technologies, Inc.), NOF Corporation and Aurigene Pharmaceutical Services. Several other chemical, biotechnology and pharmaceutical companies may also be developing polymer conjugation technologies or technologies that have similar impact on target drug molecules. Some of these companies license or provide the technology to other companies, while others are developing the technology for internal use.

There are many competitors for our drug candidates currently in development. For rezpegaldesleukin, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based, microbiome-based, or toleragenic-based therapies (Regeneron, Leo Pharma, Eli Lilly and Company, Galderma, Symbiotix, LLC, Janssen Pharmaceuticals, AstraZeneca), regulatory T cell therapies (Sangamo Therapeutics, Inc., Quell Therapeutics, Ltd., Sonoma Biotherapeutics, Inc. GentiBio, Inc., Kyvema Therapeutics, Inc. and Tract Therapeutics, Inc.), or IL-2 based therapies (Amgen, Inc., BMS (through its acquisition of Delnia, Inc.), Novartis, Inc., ILTOO Pharma, Xencor, inc., Merck & Co (through its acquisition of Pandion Therapeutics), and Sanofi SA). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include SOTIO Biotech, Inc., Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., Nkarta, Inc., NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies noncompetitive or obsolete.

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

As of December 31, 2023, we had cash and investments in marketable securities valued at approximately $329.4 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

For the year ended December 31, 2023, we reported a net loss of $276.1 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.

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

Risks Related to Business Operations

We depend on third parties to conduct the preclinical studies and clinical trials for our biologic candidates and any failure of those parties to fulfill their obligations could harm our development plans and adversely affect our business, results of operations and financial condition.

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

We must attract and retain experts in the areas of research, development (including clinical testing), manufacturing, regulatory and finance, and may need to attract and retain commercial, marketing and distribution experts and develop additional expertise in our existing personnel. We face intense competition from other biopharmaceutical companies, research and academic institutions and other organizations for qualified personnel. Many of the organizations with which we compete for qualified personnel have greater resources than we have. Because competition for skilled personnel in our industry is intense, companies such as ours sometimes experience high attrition rates with regard to their skilled employees. Further, in making employment decisions, job candidates often consider the value of the stock awards they are to receive in connection with their employment. Our equity incentive plan and employee benefit plans may not be effective in motivating or retaining our employees or attracting new employees, and significant volatility in the price of our stock may adversely affect our ability to attract or retain qualified personnel. Furthermore, as a result of our 2022 and 2023 Restructuring Plans, our employees may experience distractions or decreases in employee morale and we may experience increased levels of employee attrition and turnover, which would adversely affect our business. If we fail to attract new personnel or to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Our business could be adversely affected by the effects of health epidemics.

Our business could be adversely affected, directly or indirectly, by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, including both our own manufacturing operations as well as the manufacturing operations of third parties upon whom we rely. Health epidemics, such as the COVID-19 pandemic and recent outbreak of respiratory syncytial virus (RSV) in the U.S., can negatively affect our clinical trials and those run by our collaborators or other third parties through delays in investigator recruitment, clinical site initiation, patient screening, or patient enrollment. In addition, health epidemics may cause disruptions in our supply chain or shortages in raw materials and equipment, which would affect our ability to manufacture our products and to supply drug candidates for clinical trials.

If the health epidemic is sufficiently severe and widespread, may require us to change the way in which can conduct our business, which may negatively result in unexpected expenses, decreased employee productivity and availability and employee work culture. Further, a severe and widespread epidemic may have a broad impact on global financial markets and could reduce our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from a health epidemic could materially affect our business and the value of our common stock.

The ultimate effects of health epidemics is uncertain and subject to change and these effects could have a negative impact on our clinical trial timelines, operations, financial condition and prospects.

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

We historically derived substantially all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our approved products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at December 31, 2023.

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

Risks Related to Investment and Securities

We have received a notice of delisting or failure to satisfy a continued listing rule from Nasdaq. Although we have a plan to maintain the listing of our common stock on Nasdaq, we may ultimately be unsuccessful in doing so which could adversely affect our stock price, the flexibility of our investors to sell our common stock in the secondary market, and our ability to raise capital.

On May 26, 2023, we received a written notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC (Nasdaq) stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Rule) because the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. The Company was given an initial 180 calendar day period, or until November 22, 2023, to regain compliance with the Minimum Bid Price Rule.

On November 24, 2023, we received written notice from Nasdaq stating that the Company is eligible for an additional 180 calendar day period, or until May 20, 2024, to regain compliance with the Minimum Bid Price Rule. In the notice, Nasdaq noted that the Company’s common stock had not regained compliance with the Minimum Bid Price Rule during the initial 180 calendar day period that ended on November 22, 2023, and that the Company had submitted written notice to Nasdaq of its intention to cure the required Minimum Bid Price Rule deficiency by effecting a reverse stock split prior to May 20, 2024, if necessary. To regain compliance with the minimum bid price requirement, the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days (and generally no more than 20 consecutive business days) during this additional 180 calendar day period. In connection with the Company's eligibility for a second compliance period, the Company's common stock was transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market at the opening of business on November 28, 2023. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and the Company’s common stock continues to be listed and traded under the symbol “NKTR” on the Nasdaq Capital Market.

We will continue to actively monitor the closing bid price for its common stock and evaluate available options to regain compliance with the Minimum Bid Price Rule. If we fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist the Company’s common stock. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications panel (the Panel). There can be no assurance that, if we do appeal any delisting determination by Nasdaq to the Panel, such appeal would be successful. If we are unable to regain compliance in a timely manner, our common stock may become delisted. Any such delisting could adversely affect the price of our common stock and make it more difficult for investors to sell our common stock in the secondary market. In addition, a delisting of our common stock could significantly harm our ability to raise capital necessary to continue our operations.

The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial losses for investors and securities class action and shareholder derivative litigation.

Our stock price is volatile. During the year ended December 31, 2023, based on closing prices on the Nasdaq Capital Market, the closing price of our common stock ranged from $0.42 to $3.15 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

•
announcement of our 2022 and 2023 Restructuring Plans;
•
announcements of data from, or material developments in, our clinical studies and those of our collaboration partners, including data regarding efficacy and safety, delays in clinical development, regulatory approval or commercial launch – in particular, the results from clinical studies of bempegaldesleukin and rezpegaldesleukin have had a significant impact on our stock price;
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

General Risk Factors

We significantly rely on information technology systems and infrastructure, and any failure, inadequacy, damage, interruption, compromise or breach, or security lapse of that technology within our internal computer systems and infrastructure, or those of our partners, vendors, CROs, CMOs or other contractors or consultants, may result in a material disruption of our development programs and our operations and financial condition.

As part of our business, we collect, store and transmit large amounts of confidential information, proprietary or other sensitive information, including intellectual property and personal data. Despite the implementation of security measures, our internal computer systems and infrastructure or those of our partners, vendors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other contractors and consultants are vulnerable to loss, damage, compromise, interruption, denial-of-service, unauthorized access, or misappropriation. Cyber incidents have been increasing in frequency, levels of persistence, sophistication and intensity, and can include unauthorized activity by our employees, contractors and other third parties, as well as by third parties who use cyberattack techniques involving malware, hacking and phishing, social engineering and business email compromises, among others. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of an increase in the number of employees who adopted a remote working environment during the COVID-19 pandemic, which may be less secure and more susceptible to hacking attacks or other security compromises or breaches. Our information technology systems and infrastructure, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to natural disasters, terrorism, war, telecommunication and electrical failures and the types of interruption, compromise and damage described above. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss or misappropriation of preclinical data or data from any clinical trial involving our biologic candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure or misuse of our trade secrets, personal data or other confidential and/or proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate, mitigate and remediate cybersecurity incidents or compromises and comply with applicable legal obligations, including breach notification obligations to individuals, regulators, partners and others, could be significant and our reputation could be materially damaged. We could also be exposed to litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities, including fines, penalties, and other legal and financial exposure and liabilities.

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

Our operations and performance may be affected by global economic and political conditions. For example, our operations and performance (or the operations and performance of our partners and service providers) may be negatively affected by political or civil unrest or military action, terrorist activity, and unstable governments and legal systems. For example, in late February 2022, Russia commenced a military invasion of Ukraine, and the sustained conflict in Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, has contributed to increased market volatility and uncertainty. In particular, sanctions imposed by the U.S., EU and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. In addition, in October 2023, conflicts arose in Israel and Gaza following terrorist attacks in Israel. As the conflicts between Ukraine and Russia and escalating conflicts in the Middle East continue, further sanctions, retaliatory attacks, market volatility and uncertainty may occur, any of which could have a material adverse effect on our business.

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

If natural disasters or other catastrophic events strike, our business may be harmed.

Our corporate headquarters, including a substantial portion of our research and development operations, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our advanced polymer conjugate technologies in Huntsville, Alabama and own and lease offices in Hyderabad, India. There are no backup facilities for our manufacturing operations located in Huntsville, Alabama. In the event of an earthquake or other natural disaster, catastrophic event caused by climate change, political instability, civil unrest, or terrorist event in any of these locations, our ability to manufacture and supply materials for biologic candidates in development and our ability to meet our manufacturing obligations to our customers would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaboration partners and important vendors and suppliers to us or our collaboration partners may also be subject to catastrophic events, such as earthquakes, floods, hurricanes, tornadoes and pandemics any of which could harm our business (including, for example, by disrupting supply chains important to the success of our business), results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

The Company, under the oversight of the audit committee of the board of directors, has implemented and maintains an enterprise risk management process, which includes periodic assessments of various risk categories, including cyber risks, across the Company. Our process for assessing, identifying, and managing risks from cybersecurity threats is informed by industry standards and supported by cybersecurity technologies, including third-party security solutions, monitoring, and alerting tools, designed to monitor, identify, and address cybersecurity risks.

We leverage a managed security service provider and also engage with other third-party providers and consultants to support our cyber risk management efforts, including through periodic security testing. We have a process to assess and review the cybersecurity practices of information technology third-party vendors and service providers, including through review of applicable certifications, security reports, and vendor questionnaires and contractual requirements, as appropriate.

Governance Related to Cybersecurity Risks

Our cyber risk management program and related operations and processes are directed by the Head of IT in consultation with the legal team and our third-party security advisor. Currently, the Head of IT role is held by an individual who has over 20 years of information technology experience. The Head of IT reports to the Chief Legal Officer.

The Head of IT meets with the Chief Legal Officer periodically to discuss and review our cybersecurity risk management processes and to address matters related to potential cybersecurity and information technology risks, with input from the Company’s third-party technology providers, as appropriate. In addition, the Head of IT has regular meetings with our managed security service provider to inform our cyber risk management processes and reporting to management. The Head of IT, working with the Chief Legal Officer, provides periodic reports on cybersecurity and information technology matters to the audit committee, which is responsible for reviewing and overseeing the Company’s risk management process, including cybersecurity risks.

The Chief Legal Officer and the audit committee periodically report on cybersecurity risk management to the full board of directors. The board of directors, as a whole and through its committees, has responsibility for the periodic review and oversight of information technology risks, including cybersecurity risks.

Our enterprise risk management program is overseen by a risk management committee comprised of senior managers across key functional areas that cover cybersecurity and information technology matters. This committee provides periodic reports and updates, as needed, to the board of directors or one of its designated committees. In collecting information on enterprise risk, cybersecurity is included as a designated risk category, and the results of our enterprise risk assessment processes, including risks related to cybersecurity, are also discussed with the audit committee and among senior management on a periodic basis.

Item 2. Properties

California

We lease a 155,215 square foot facility in the Mission Bay Area of San Francisco, California (Mission Bay Facility), under an operating lease which expires in January 2030. The Mission Bay Facility is our corporate headquarters. We also lease 135,936 square feet of office space in San Francisco (the Third Street Facility), under an operating lease which expires in January 2030.

In connection with our 2022 and 2023 Restructuring Plans, we have consolidated our San Francisco operations in our Mission Bay Facility, and we have vacated our Third Street Facility and certain laboratory and office spaces at our Mission Bay Facility. We have sublet approximately 29,000 square feet of office and laboratory space in our Mission Bay Facility and are seeking to sublease all of the remaining spaces in both Facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Capital Market under the symbol “NKTR.”

Holders of Record

As of February 27, 2024, there were approximately 145 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2023 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2023, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Biotechnology Index and (iii) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2019, December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. The graph assumes that $100 was invested on December 31, 2018 in the common stock of the Company, the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

Overview

Strategic Direction of Our Business

Nektar Therapeutics is a clinical stage, research-based drug discovery biopharmaceutical company focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology and unparalleled expertise in polymer chemistry to create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165, respectively) and cancer (e.g. NKTR-255). We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

In April of 2022 and 2023, we implemented the 2022 Restructuring Plan and 2023 Restructuring Plan, respectively, which both prioritized key research and development efforts that will be most impactful to the Company’s future. Central to both plans is the continuation of clinical development of both rezpegaldesleukin (previously referred to as NKTR-358) and NKTR-255 programs as well as our core research programs in immunology that include a separate tumor necrosis factor receptor 2 agonist antibody (NKTR-0165).

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

On October 13, 2023, we announced final efficacy data from a Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) at the European Academy of Dermatology and Venereolgy conference. The final efficacy data from the Phase 1b AD study showed that patients with moderate-to-sever atopic dermatitis that were treated with rezpegaldesluekin had dose-dependent improvements in the eczema area and severity index (EASI), validated investigated global assessment (vIGA), body surface area (BSA), and itch numeric rating scale (NRS) over twelve weeks of treatment compared to placebo, which were sustained post-treatment over an additional thirty-six weeks. Rezpegaldesleukin was well tolerated with no patients in the rezpegaldesleukin groups experiencing severe, serious, or fatal adverse events, and no anti-rezpegaldesleukin antibodies were detected.

In late October 2023, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are targeting the initiation of a new Phase 2b clinical study in patients with alopecia areata by the end of March 2024. We also plan to explore other auto-immune indications for the development of rezpegaldesleukin. We developed rezpegaldesleukin and currently own full rights to this drug candidate. Although we previously entered into a license agreement with Eli Lilly and Company in 2017 (the Lilly Agreement) to develop and commercialize rezpegaldesleukin, on April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement, and on April 27, 2023, we announced that we would be regaining full rights to rezpegaldesleukin.

In oncology, we focus on developing medicines that target biological pathways that stimulate and sustain the body’s immune response in order to fight cancer. Our drug candidate NKTR-255 is an investigational biologic that is designed to target the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. We are continuing select developmental studies of NKTR-255 in combination with cell therapies and checkpoint inhibitors while we evaluate additional strategic partnership pathways for the program.

We initiated a Nektar-sponsored Phase 2/3 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, and the Fred Hutchinson Cancer Center is evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma as an investigator sponsored study. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We expect to receive topline data from the study in the second half of 2024. We entered into a new clinical study collaboration with AbelZeta Pharma, Inc. (AbelZeta) (formerly known as CBMG Holdings) to study NKTR-255 in combination with its C-TIL051, a tumor-infiltrating lymphocyte (TIL) therapy, in advanced non-small cell lung cancer (NSCLC) patients that are relapsed or refractory to anti-PD-1 therapy. Under the collaboration, we will contribute NKTR-255 and AbelZeta will add NKTR-255 to its ongoing AbelZeta-sponsored Phase 1 clinical trial. We also have an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (darvulumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. Our lead research program, NKTR-0165, is our preclinical tumor necrosis factor (TNF) receptor type II (TNFR2) agonist asset, which we believe is a unique bivalent antibody that selectively stimulates TNFR2 receptor activity, without modulation of the TNFR1 signaling. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. TNFR-2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. Our focus on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be developed for treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. We are carrying out Investigational New Drug (IND) enabling studies for this program in 2024, after having exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021.

We have historically derived substantially all of our revenue and significant amounts of research and development operating capital from our collaboration agreements. In addition to payments received under the Lilly Agreement, we have received upfront and milestone payments and cost-sharing reimbursements under a number of other previous collaboration agreements, and certain of our collaboration partners, including Lilly, have borne substantial costs of developing our drug candidates. Following the return of our rights to develop rezpegaldesleukin from Lilly, unless we enter into a new collaboration agreement, we will bear all the costs of developing our pipeline drug candidates, other than our clinical collaborations for NKTR-255 described above.

Several of our historical collaboration agreements have resulted in approved drugs, for which we may continue to manufacture the polymer reagents used in the production of the drug products and may be entitled to royalties for net sales of these approved drugs. However, we have sold the majority of our rights to receive royalties under these arrangements, including:

•
2012 Purchase and Sale Agreement: In 2012, we sold all of our rights to receive royalties from CIMZIA® (for the treatment of Crohn’s disease and other autoimmune indications) and MIRCERA® (for the treatment of anemia associated with chronic kidney disease) under our collaborations with UCB Pharma (UCB) and F. Hoffmann-La Roche Ltd, respectively, to RPI Finance Trust (RPI), an affiliate of Royalty Pharma for $124.0 million.
•
2020 Purchase and Sale Agreement: In December 2020, we sold our rights, subject to a cap, to receive royalties from MOVANTIK® / MOVENTIG® (for the treatment of opioid-induced constipation), ADYNOVATE® / ADYNOVI® (a half-life extension product of Factor VIII) and other hemophilia products, under our arrangements with AstraZeneca AB, Baxalta, Inc. (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.), and Novo Nordisk A/S, respectively, for $150.0 million to entities managed by Healthcare Royalty Management (HCR) under a capped sale arrangement, such that all future royalties return to Nektar if HCR receives $210.0 million in royalties by December 31, 2025 (the 2025 Threshold) or $240.0 million if the 2025 Threshold is not met. On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for $15.0 million. See Note 5 to our Consolidated Financial Statements for additional information.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At December 31, 2023, we had approximately $329.4 million in cash and investments in marketable securities.

Results of Operations

The results of operations for the years ended December 31, 2023 and 2022 is presented below. Additional information required by Item 7 for the year ended December 31, 2021 can be found in Item 7 in our Annual Report on Form 10-K for the year December 31, 2022, filed with the SEC on February 28, 2023.

	Year Ended December 31,		$ Change 2023 vs. 2022	% Change 2023 vs. 2022
	2023	2022
Revenue:
Product sales	$20,681	$20,348	$333	2%
Non-cash royalty revenue related to sales of future royalties	68,921	69,794	(873)	(1)%
License, collaboration and other revenue	520	1,913	(1,393)	(73)%
Total revenue	90,122	92,055	(1,933)	(2)%
Operating costs and expenses:
Cost of goods sold	33,768	21,635	12,133	56%
Research and development	114,162	218,323	(104,161)	(48)%
General and administrative	77,417	92,333	(14,916)	(16)%
Restructuring, impairment and costs of terminated program	51,958	135,930	(83,972)	(62)%
Impairment of goodwill	76,501	—	76,501	n/m
Total operating costs and expenses	353,806	468,221	(114,415)	(24)%
Loss from operations	(263,684)	(376,166)	112,482	(30)%
Non-operating income (expense):
Change in fair value of development derivative liability	—	33,427	(33,427)	(100)%
Non-cash interest expense on liability related to sale of future royalties	(25,334)	(28,911)	3,577	(12)%
Interest income	19,009	6,783	12,226	180%
Other income (expense), net	(6,247)	(116)	(6,131)	5285%
Total non-operating income (expense), net	(12,572)	11,183	(23,755)	(212)%
Loss before provision for income taxes	(276,256)	(364,983)	88,727	(24)%
Provision (benefit) for income taxes	(200)	3,215	(3,415)	(106)%
Net loss	$(276,056)	$(368,198)	$92,142	(25)%

n/m - not meaningful

Revenue

Our revenue as historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners.

•
Product sales and Cost of goods sold: Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. Accordingly, the revenue recognized in a given period is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year. We expect product sales to increase for 2024 as compared to 2023 due to increased demand from our partners with a corresponding increase in cost of goods sold.

We have a manufacturing arrangement with UCB that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue in future years. As a result of this arrangement, gross margin was negative for the years ended December 31, 2023 and 2022.

Following the termination of our bempegaldesleukin program, our manufacturing facility has decreased support of our research and development programs. Consequently, we have decreased the allocation of our manufacturing facility costs to research and development expense, which has increased our inventory cost and increased our negative gross margin. We expect the allocation of our manufacturing facility costs to research and development expense in 2024 to be consistent with 2023.

For the year ended December 31, 2023, we recorded a provision of $2.0 million for the net realizable value of our batches as an increase to cost of goods sold. Our manufacturing agreement with UCB provides for a fixed price which we had negotiated in exchange for a higher royalty rate. Accordingly, when evaluating the net realizable value of our inventory for UCB, we include the negotiated increase of the royalties in our analysis, and the aggregate revenue has historically been greater than our manufacturing cost. Due to the decrease in the royalty rate for 2024 as a result of a settlement agreement with UCB, the aggregate revenue is expected to be less than our manufacturing cost, and therefore we recorded a provision for net realizable value. See Note 5 to our Consolidated Financial Statements for additional information on the settlement agreement with UCB. We expect the provision to increase in 2024 because the further decrease in the royalty rate for 2025 will further decrease the aggregate revenue and therefore decrease the net realizable value of the inventory.

During the three months ended September 30, 2023, we recorded a provision for inventory obsolescence of $3.7 million as an increase to cost of goods sold for certain batches produced in our Huntsville, Alabama manufacturing facility, as a result of our identification of a quality concern of a solvent obtained from a third party that was used in the manufacturing of these batches. During the three months ended December 31, 2023, based on further analysis and partner approval, we reversed the provision and recorded a $3.7 million benefit to cost of goods sold.

•
Non-cash royalty revenue and Non-cash interest expense: We recognize non-cash royalty revenue and non-cash interest expense resulting from royalties on several products for which we had previously sold our rights to receive royalties under the 2012 and 2020 Purchase and Sale Agreements. See Note 5 to our Consolidated Financial Statements for additional information regarding these agreements. These non-cash revenues and expenses have no affect on our cash flows, and we do not consider them material to our operations. We expect non-cash royalty revenue to decrease for 2024 as compared to 2023 due to decrease in royalty rate from UCB, and we expect non-cash interest expense to decrease as a result of the lower liability balance.

On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for $15.0 million. See Note 5 to our Consolidated Financial Statements for additional information.

•
License, collaboration and other revenue: License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements. The amount of revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. License, collaboration and other revenue was not material for 2022 or 2023, and, unless we enter into a new collaboration agreement with upfront payments, we do not expect to recognize significant revenue for the full year 2024.

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

The following table presents expenses incurred for direct third-party costs, including clinical and regulatory services, contract manufacturing, clinical supplies, and preclinical study support for each of our drug candidates. The table also presents other costs and overhead consisting of personnel, overhead and other indirect costs as we utilize our employee and infrastructure resources across multiple development and research programs (in thousands):

	Clinical Study	Year Ended December 31,
	Status(1)	2023	2022
Bempegaldesleukin (CD122-preferential IL-2 pathway agonist)(2)	Terminated	—	29,614
NKTR-255 (IL-15 receptor agonist)	Phase 1/2	26,132	27,670
Rezpegaldesleukin (cytokine Treg stimulant)(3)	Phase 2b	14,554	11,148
NKTR-0165 (tumor necrosis factor receptor type II agonist)	Preclinical	9,345	1,804
Discovery research, manufacturing and other costs	Various	1,862	9,403
Total clinical development, contract manufacturing and other third party costs		51,893	79,639
Personnel, overhead and other costs(4)		45,503	103,453
Stock-based compensation and depreciation		16,766	35,231
Research and development expense		$114,162	$218,323

(1)
Clinical Study Status as of December 31, 2023. Definitions are provided in Part I, Item 1. Business.
(2)
In April 2022, BMS and we terminated the development of the bempegaldesleukin program. We report development expenses for bempegaldesleukin in research and development expense for the first quarter of 2022. For the remaining three quarters of 2022 and all of 2023, we report third party costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program. The amounts for the quarter ended March 31, 2022 includes a net reduction of $15.1 million for the BMS reimbursement.
(3)
The amounts include our 25% share of costs incurred by Lilly for the Phase 1b and Phase 2 development of rezpegaldesleukin. Lilly was responsible for 75% of costs.
(4)
The amounts include reductions of $9.8 million employee cost reimbursements from BMS under our collaboration for the quarter ended March 31, 2022. For the remaining three quarters of 2022 and all of 2023, we reported direct employee costs supporting the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program.

As discussed in Note 1 to our Consolidated Financial Statements, in April 2022, BMS and we decided to discontinue development of bempegaldesleukin in combination with Opdivo®, and we have also decided to discontinue all other development of bempegaldesleukin. BMS and we have each substantially wound down our respective clinical trials under the BMS Collaboration Agreement. Beginning with the second quarter of 2022, we report clinical trial expense, other third-party costs and employee costs for the bempegaldesleukin program, net of the reimbursement from BMS, within restructuring, impairment and costs of terminated program in our Consolidated Statement of Operations. Accordingly, research and development expense decreased by $29.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022 for third-party costs, net of the BMS reimbursement, for the termination of the bempegaldesleukin program.

As discussed in Note 8 to our Consolidated Financial Statements, pursuant to our 2022 Restructuring Plan, we completed the termination of approximately 70% of our then current workforce during 2022, and, in April 2023, we announced our 2023 Restructuring Plan to reduce our San Francisco-based workforce by approximately 60%, which was substantially completed by June 2023. Accordingly, research and development expense decreased by $52.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022 for employee costs, including non-cash stock-based compensation expense, net of the BMS reimbursement, primarily as a result of these Restructuring Plans. Research and development expense also decreased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to lower allocations of support and facilities-related costs, primarily as a result of these Restructuring Plans. We expect employee costs, including stock-based compensation expense, and allocations of support and facilities-related costs to decrease for 2024 as compared to 2023 due to the 2023 Restructuring Plan.

Following the termination of the Lilly collaboration agreement in 2023, we have initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are targeting the initiation of a new Phase 2b clinical study in patients with alopecia areata by the end of March 2024. We expect the costs of these two Phase 2b clinical trials to increase significantly in 2024 as these studies progress. Costs in both years presented include development costs for rezpegaldesleukin under our collaboration agreement with Lilly as Lilly conducted its clinical trials, for which we were responsible for 25% of costs and Lilly was responsible for 75% of costs. We do not expect to incur further expenses in 2024 from this collaboration.

We incurred research and development expense in the periods presented for development costs and manufacturing activities for NKTR-255, including the Nektar-sponsored Phase 2/3 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, the Fred Hutchinson Cancer Center investigator-sponsored study evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma, our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study, and an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (darvulumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation. We will continue to incur these costs of developing NKTR-255 in 2024.

In the year-ended December 31, 2023, for our NKTR-0165 program, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. We will carry out IND enabling studies for this program in 2024.

We expect research and development expense in total to increase slightly in 2024 as compared to 2023 primarily due to the increased expense for the development of rezpegaldesleukin in the Phase 2b trials.

The timing and amount of our future clinical trial expenses will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.

In addition to our drug candidates that we plan to evaluate in clinical development during 2024 and beyond, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. We continue our interest in identifying new drug candidates across a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We also plan from time to time to evaluate opportunities to in-license potential drug candidates from third parties to add to our drug discovery and development pipeline. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early stage research programs to human clinical studies over the next several years.

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

General and Administrative Expense

General and administrative expense includes the cost of administrative staffing, commercial, finance and legal activities. As discussed in Note 8 to our Consolidated Financial Statements, pursuant to our 2022 Restructuring Plan, which we announced in April 2022, we completed the termination of approximately 70% of our then current workforce during 2022, and, in April 2023, we announced our 2023 Restructuring Plan to further reduce our San Francisco-based workforce by approximately 60%, which we substantially completed by June 2023. As a result of our 2022 Restructuring Plan, the commercial organization was eliminated and all other bempegaldesleukin-related commercialization activities ceased. Accordingly, as a result of these Restructuring Plans, general and administrative expense decreased for year ended December 31, 2023 as compared to the year ended December 31, 2022.

We expect general and administrative expense will decrease slightly for 2024 as compared to 2023.

Restructuring, Impairment and Costs of Terminated Program

As discussed in Note 8 to our Consolidated Financial Statements, in April 2022, we announced the termination of the bempegaldesleukin program and the 2022 Restructuring Plan, pursuant to which we completed an approximate 70% reduction of our then current workforce in 2022, and in April 2023, we announced our 2023 Restructuring Plan to reduce our San Francisco-based workforce by approximately 60%. In connection with these events, we reported the following costs in Restructuring, impairment and ther costs of terminated program as further described and disclosed in Note 8 to our Consolidated Financial Statements (in thousands):

	Year Ended December 31,
	2023			2022
	2022 Restructuring Plan	2023 Restructuring Plan	Total	2022 Restructuring Plan
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$5,492	$—	$5,492	$31,693
Severance and benefit expense	—	7,885	7,885	30,904
Impairment of right-of-use assets and property, plant and equipment	14,728	20,600	35,328	65,761
Loss (gain) on sale or disposal of other property, plant and equipment, net	—	1,300	1,300	(3,326)
Contract termination and other restructuring costs	1,919	34	1,953	10,898
Restructuring, impairment and costs of terminated program	$22,139	$29,819	$51,958	$135,930
•
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program: The expense decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, as we continued to wind down the bempegaldesleukin program. We expect these costs to decrease in 2024.
•
Severance and benefits expense: The severance expense recorded in each year reflects the entire expense for the Restructuring Plan of such year. We do not expect to recognize any further severance expense under the 2022 or 2023 Restructuring Plans in 2024.
•
Impairment of right-of-use assets and property, plant and equipment: The non-cash impairment charges for 2022 are primarily for our leased space on Third St., reflecting lower rental recovery rates and extended time to enter into a sublease. The non-cash impairment charge for 2023 are primarily for office and laboratory space on Mission Bay Blvd. South and our office space on Third St., reflecting deteriorations in both the laboratory and office lease markets. We will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of such subleases, and we may record non-cash impairment charges in future periods as these estimates change.
•
Loss (gain) on sale or disposal of property, plant and equipment: We recognized a net gain of $3.3 million for the sale of property, plant and equipment for the full year 2022, primarily resulting from the sale of our research and development facility in India. The net loss in 2023 relates to the sale of excess lab equipment.
•
Contract termination and other restructuring charges: The costs in both years relate primarily to the 2022 Restructuring Plan. The costs related to the 2023 Restructuring Plan is insignificant.

Impairment of Goodwill

As discussed in Note 9 to our Consolidated Financial Statements, during the three months ended March 31, 2023 our stock price and resulting market capitalization experienced a significant, sustained decline. As a result and in accordance with ASC 350-20 Goodwill and ASC 820-10 Fair Value Measurement, we measured the fair value of the Company based on income and market approaches. Based on this analysis, we wrote off all of our goodwill in the three months ended March 31, 2023. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively.

Change in Fair Value of Development Derivative Liability

We recorded a gain for the change in fair value of development derivative liability in the three months ended March 31, 2022 because we decided to discontinue the development of bempegaldesleukin, and therefore reduced the liability to zero as of March 31, 2022. See Note 7 to our Consolidated Financial Statements for additional information.

Interest Income

Interest income increased for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increases in market interest rates, which was partially offset by lower investment balances as we have utilized our cash to fund our operations. We expected interest income to decrease for 2024 due to lower investment balances as we fund our operations.

Other income (expense), net

We recorded a net loss of $5.1 million for the reclassification of the cumulative translation adjustment for the wind down of our foreign subsidiaries in the year ended December 31, 2023. We do not expect to recognize significant reclassification adjustments in 2024.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of December 31, 2023, we had approximately $329.4 million in cash and investments in marketable securities. After December 31, 2023, we entered into the following financing transactions:

•
On February 12, 2024, for total cash consideration of $3.0 million, we repurchased the 8.3 million shares previously sold to BMS. See Note 7 to our Consolidated Financial Statements for additional information.
•
On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P. (TCG) wherein TCG agreed to purchase pre-funded warrants to purchase an aggregate 25,000,000 shares of Nektar’s common stock at a price of $1.20 per share for gross proceeds of $30.0 million. The closing of the purchase is expected to occur on or before March 6, 2024.
•
On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for $15.0 million. See Note 5 to our Consolidated Financial Statements for additional information.

We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.

We expect the clinical development of our drug candidates, including rezpegaldesleukin and NKTR-255, will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with BMS, development cost reimbursements from BMS, and a $150.0 million upfront payment from Lilly for our collaboration agreement for rezpegaldesleukin. Additionally, certain of our collaboration partners, including Lilly, have borne substantial costs of developing our drug candidates. Following the return of our rights to develop rezpegaldesleukin from Lilly, however, unless we enter into a new collaboration agreement, we bear all the costs of developing our pipeline drug candidates, other than our clinical collaborations for NKTR-255 described above.

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

Cash flows from operating activities

Cash flows used in operating activities for the years ended December 31, 2023 and 2022 totaled $192.6 million and $304.0 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase for 2024 as compared to 2023 due to the development of rezpegaldesleukin in the Phase 2b trials discussed above.

Cash flows from investing activities

During the years ended December 31, 2023 and 2022, the maturities and sales of our investments, net of purchases, totaled $139.2 million and $358.3 million, respectively, which we used to fund our operations.

We paid $5.7 million for the purchase or construction of property, plant and equipment in the years ended December 31, 2022, and we also received $13.2 million from the sales of property, plant and equipment, primarily from the sale of our research and development facility in India during the year ended December 31, 2022. Our purchases and sales of property, plant and equipment for the year ended December 31, 2023 were not significant.

Cash flows from financing activities

Our cash flows from financing activities for the years December 31, 2023 and 2022 were not significant.

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

As discussed in Note 8, in connection with our 2022 and 2023 Restructuring Plan, we have consolidated our San Francisco operations in our Mission Bay Facility, and we have vacated our Third St. Facility and certain laboratory and office spaces at our Mission Bay Facility. We have decided to sublease all of our leased spaces in the Third St. Facility and the Mission Bay Facility, and we have sublet 29,000 square feet of space. Accordingly, we evaluated each space for impairment when management decided to sublease the respective space and at each reporting date thereafter, as facts and circumstances change. The significant assumptions in our impairment analysis relate to sublease income, including the length of time to enter into a sublease, sublease rental payments, free rent periods, tenant improvement allowances and broker commissions. When available, we use sublease negotiations or agreements, but in the absence of such information, we develop our own subjective estimates based on current real estate trends and market conditions. Accordingly, our estimates are subject to significant risk, and the terms of sublease agreements, if any, and the resulting amount and timing of sublease income, if ever realized, may be materially different than our estimates.

As part of our evaluation of each sublease space, we separately compare the estimated undiscounted sublease income, as described above, for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). If such sublease income exceeds the net book value of the sublease assets, we do not record an impairment charge. Otherwise, we record an impairment charge by reducing the net book value of the sublease assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant. Determination of these key assumptions is complex and highly judgmental.

For certain impairment charges, we used the terms of active sublease negotiations or agreements to estimate sublease income. However, for the most significant impairment charges we recorded, we developed our estimates of the time to enter into a sublease and sublease payments, including estimated free rent periods, based on current real estate trends and market conditions. Accordingly, if our estimates for the time to enter the sublease and estimated free rent periods were longer (shorter), the impairment charge would be greater (smaller), and if our estimates for the rental rates were lower (higher), the impairment charge would be greater (smaller). Given the current office and life sciences lease market rental conditions in San Francisco and the larger Bay Area, our estimates are subject to significant uncertainty. The ultimate amount of sublease income may be significantly lower or higher than the amounts used to record our impairment charges, and we may record additional impairment charges in future periods as our estimates change or when we enter into sublease negotiations or execute a sublease agreement.

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

We have concluded that our collaboration agreements with BMS and Lilly fall within the scope of ASC 808. We concluded that the upfront and milestone payments under these arrangements fall within the scope of ASC 606 and therefore recognize these payments as revenue in license, collaboration and other revenue. However, due to the collaborative nature of our joint development and commercialization of bempegaldesleukin, we recognize the reimbursements we receive from BMS for their share of the costs that we incur for the development, manufacturing and commercialization of bempegaldesleukin as a reduction of research and development expense; general and administrative expense; or restructuring, impairment and costs of terminated program, as applicable.

Revenue Recognition

We recognize license, collaboration and other research revenue, including the upfront fees and milestone payments based on the facts and circumstances of each contractual agreement. At the inception of each agreement, we determine which promises represent distinct performance obligations, for which management must use significant judgment. Additionally, at inception and at each reporting date thereafter, we must determine and update, as appropriate, the transaction price, which includes variable consideration such as development and commercial launch milestones. We must use judgment to determine when to include the variable consideration for these milestones in the transaction price such that inclusion of such variable consideration will not result in a significant reversal of revenue recognized when the contingency surrounding the variable consideration is resolved. Due to the significant uncertainties involved with clinical development and regulatory approval, we generally do not believe that we would update the transaction price before events that are outside of our control occur, such as the release of clinical trial results, regulatory acceptance of a BLA or similar filing or regulatory approval. However, if these results are positive, we may conclude that certain milestones meet the recognition requirements for inclusion in the transaction price and therefore we would recognize them as revenue before the milestone event occurs and the payment becomes due to us, provided that the achievement of the milestone is within our control.

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

Debt Modification

As discussed in Note 5 to our Consolidated Financial Statements, to resolve UCB’s challenges to our patents and their resulting obligation to pay us the royalties on net sales of CIMZIA® which we had sold to RPI, RPI and UCB negotiated a reduction in the royalty term and decreased royalty rates over the remaining term. This negotiation was implemented through the Letter Agreement between RPI and us, which permitted us to enter into the Settlement Agreement with UCB in October 2021. When we initially sold our rights to receive royalties to RPI, we concluded that we should account for the transaction as debt under ASC 450-10 Debt (ASC 450) due to our continuing involvement in the generation of the royalties due to our obligation to manufacture the polymer reagent purchased by UCB for the production of CIMZIA®. Since this obligation remained unchanged as a result of the Settlement Agreement, we concluded that we should account for the Letter Agreement within the scope of ASC 450.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

We are exposed to the risk of inflation, which has increased significantly during 2023 and may result in increases to our operating expenses.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.6 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2023. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2023. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.6 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2022.

As of December 31, 2023, we held $294.1 million of available-for-sale investments, excluding money market funds, with an average time to maturity of three months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash, the timing of the maturities of our investments and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis.

Foreign Currency Risk

As a result of the sale of our research and development facility in India, we have cash and investment balances in India that we intend to repatriate as part of our closure of this entity. We are subject to foreign currency exchange risk until we repatriate these funds.

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

Item 8. Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment of Long-Lived Assets

Description of the Matter

As discussed in Note 8 to the consolidated financial statements, during the current year the Company announced a new strategic reprioritization and cost restructuring plan (the “2023 Restructuring Plan”). Pursuant to the 2023 Restructuring Plan, the Company reduced their San Francisco based workforce and decided to sublease their remaining office and laboratory space on Mission Bay Blvd. South that was not planned to be sublet previously. This resulted in the recognition of an impairment charge. In light of the deteriorating real estate market, the Company recognized additional impairment charges for this space as well as its office and laboratory space that the Company sought to sublease during 2022. For the year ended December 31, 2023, the Company recorded aggregate impairment charges of $35.3 million related to the right-of-use asset and associated property, plant and equipment.

We identified the impairment of the Company's real estate assets, including right-of-use assets and related property, plant and equipment, as a critical audit matter. Auditing the Company’s right-of-use asset impairment model was complex due to the subjectivity of certain unobservable assumptions utilized to estimate the fair value of the right-of-use asset. In particular, determining the estimated length of time necessary to obtain a sublease tenant and estimating market rental rates of a market subtenant utilized in the computation of the fair value of the right-of-use-asset involve complexity due to the difficulty in estimating prospective market rental rates and forecasting future real estate trends.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s long-lived assets impairment evaluation, including controls over the length of time necessary to obtain a sublease and market rental rates of a market subtenant.

Our audit procedures related to management’s computation of the estimated fair value of the right-of-use asset included, among others, evaluating the appropriateness of the methodology utilized by management to estimate the fair value of the right-of-use asset. We evaluated the accuracy and consistency of the application of the Company’s model to estimate the fair value of the right-of-use asset including the estimated length of time necessary to obtain a sublease tenant and the estimated market rental rates. We involved a specialist to assist in evaluating the appropriateness of the estimated rental market rates and estimated length of time to enter into a sublease utilized by the Company in their impairment assessment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

San Mateo, California

March 5, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on Internal Control Over Financial Reporting

We have audited Nektar Therapeutics’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nektar Therapeutics (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

March 5, 2024

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$35,277	$88,227
Short-term investments	268,339	416,750
Accounts receivable	1,205	5,981
Inventory	16,101	19,202
Other current assets	9,779	15,808
Total current assets	330,701	545,968
Long-term investments	25,825	—
Property, plant and equipment, net	18,856	32,451
Operating lease right-of-use assets	18,007	53,435
Goodwill	—	76,501
Other assets	4,644	2,245
Total assets	$398,033	$710,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,848	$12,980
Accrued expenses	22,162	36,557
Operating lease liabilities, current portion	19,259	18,667
Total current liabilities	51,269	68,204
Operating lease liabilities, less current portion	98,517	112,829
Liabilities related to the sales of future royalties, net	112,625	155,378
Other long-term liabilities	4,635	7,551
Total liabilities	267,046	343,962
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated, issued or outstanding at December 31, 2023 or 2022	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 191,384 shares and 188,560 shares issued and outstanding at December 31, 2023 and 2022, respectively	19	19
Capital in excess of par value	3,608,137	3,574,719
Accumulated other comprehensive income (loss)	80	(6,907)
Accumulated deficit	(3,477,249)	(3,201,193)
Total stockholders’ equity	130,987	366,638
Total liabilities and stockholders’ equity	$398,033	$710,600

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Product sales	$20,681	$20,348	$23,725
Non-cash royalty revenue related to the sales of future royalties	68,921	69,794	77,746
License, collaboration and other revenue	520	1,913	436
Total revenue	90,122	92,055	101,907
Operating costs and expenses:
Cost of goods sold	33,768	21,635	24,897
Research and development	114,162	218,323	400,269
General and administrative	77,417	92,333	122,844
Restructuring, impairment and costs of terminated program	51,958	135,930	—
Impairment of goodwill	76,501	—	—
Total operating costs and expenses	353,806	468,221	548,010
Loss from operations	(263,684)	(376,166)	(446,103)
Non-operating income (expense):
Change in fair value of development derivative liability	—	33,427	(8,023)
Non-cash interest expense on liabilities related to the sales of future royalties	(25,334)	(28,911)	(47,313)
Loss on revaluation of liability related to the sale of future royalties	—	—	(24,410)
Interest income	19,009	6,783	2,731
Other income (expense), net	(6,247)	(116)	(162)
Total non-operating income (expense), net	(12,572)	11,183	(77,177)
Loss before provision for income taxes	(276,256)	(364,983)	(523,280)
Provision (benefit) for income taxes	(200)	3,215	557
Net loss	$(276,056)	$(368,198)	$(523,837)

Basic and diluted net loss per share	$(1.45)	$(1.97)	$(2.86)
Weighted average shares outstanding used in computing basic and diluted net loss per share	190,001	187,138	183,298

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(276,056)	$(368,198)	$(523,837)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	1,826	(1,114)	(1,568)
Net foreign currency translation adjustment	5,161	(1,636)	(294)
Other comprehensive income (loss)	6,987	(2,750)	(1,862)
Comprehensive loss	$(269,069)	$(370,948)	$(525,699)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Capital in	Other		Total
	Common	Par	Excess of	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Par Value	Loss	Deficit	Equity
Balance at December 31, 2020	180,091	$18	$3,388,730	$(2,295)	$(2,309,158)	$1,077,295
Shares issued under equity compensation plans	5,377	1	33,237	—	—	33,238
Stock-based compensation	—	—	94,674	—	—	94,674
Comprehensive loss	—	—	—	(1,862)	(523,837)	(525,699)
Balance at December 31, 2021	185,468	19	3,516,641	(4,157)	(2,832,995)	679,508
Shares issued under equity compensation plans	3,092	—	758	—	—	758
Stock-based compensation	—	—	57,320	—	—	57,320
Comprehensive loss	—	—	—	(2,750)	(368,198)	(370,948)
Balance at December 31, 2022	188,560	19	3,574,719	(6,907)	(3,201,193)	366,638
Shares issued under equity compensation plans	2,824	—	30	—	—	30
Stock-based compensation	—	—	33,388	—	—	33,388
Comprehensive loss	—	—	—	6,987	(276,056)	(269,069)
Balance at December 31, 2023	191,384	$19	$3,608,137	$80	$(3,477,249)	$130,987

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(276,056)	$(368,198)	$(523,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(68,921)	(69,794)	(77,746)
Non-cash interest expense on liabilities related to sales of future royalties	25,334	28,911	47,313
Loss on revaluation of liability related to the sale of future royalties	—	—	24,410
Change in fair value of development derivative liability	—	(33,427)	8,023
Non-cash research and development expense	—	4,951	16,703
Stock-based compensation	33,388	57,320	94,674
Depreciation and amortization	7,815	13,030	14,146
Deferred income tax expense	(140)	2,708	(102)
Impairment of right-of-use assets and property, plant and equipment	35,328	65,761	—
Impairment of goodwill	76,501	—	—
(Gain) loss on sale or disposal of property, plant and equipment, net	1,300	(3,326)	—
Provision for net realizable value of inventory	2,402	—	—
Foreign currency translation adjustment	5,099	—	—
Amortization of premiums (discounts), net and other non-cash transactions	(14,856)	(2,435)	6,730
Changes in operating assets and liabilities:
Accounts receivable	4,776	16,511	12,397
Inventory	699	(3,401)	(509)
Operating leases, net	(8,850)	(2,680)	2,340
Other assets	3,583	6,906	(2,586)
Accounts payable	(2,884)	3,103	(11,690)
Accrued expenses	(17,124)	(19,947)	(22,926)
Net cash used in operating activities	(192,606)	(304,007)	(412,660)
Cash flows from investing activities:
Purchases of investments	(511,699)	(467,914)	(960,689)
Maturities of investments	650,883	826,229	1,166,951
Sales of investments	—	—	11,504
Purchases of property, plant and equipment	(865)	(5,676)	(14,989)
Sales of property, plant and equipment	1,245	13,196	—
Net cash provided by investing activities	139,564	365,835	202,777
Cash flows from financing activities:
Cash receipts from development derivative liability	—	750	3,000
Proceeds from shares issued under equity compensation plans	30	758	33,238
Net cash provided by financing activities	30	1,508	36,238
Effect of foreign exchange rates on cash and cash equivalents	62	(327)	(92)
Net increase (decrease) in cash and cash equivalents	(52,950)	63,009	(173,737)
Cash and cash equivalents at beginning of year	88,227	25,218	198,955
Cash and cash equivalents at end of year	$35,277	$88,227	$25,218
Supplemental disclosure of cash flow information:
Operating lease right-of-use assets recognized in exchange for lease liabilities	$—	$—	$1,057
Cash paid for income taxes	$2,656	$272	$325

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

We are a clinical stage, research-based drug discovery biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware, focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165, respectively) and cancer (e.g. NKTR-255).

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2023, we had approximately $329.4 million in cash and investments in marketable securities.

Results of Clinical Trial Programs and Restructuring Plans

In March and April 2022, we announced that our registrational trials of bempegaldesleukin in combination with Opdivo® in metastatic melanoma, renal cell carcinoma and locally advanced or metastatic urothelial cancer under our Strategic Collaboration Agreement (BMS Collaboration Agreement) with Bristol-Myers Squibb Company (BMS) did not meet their primary endpoints. Based on these results, in April 2022, we announced our decisions to discontinue all development of bempegaldesleukin in combination with checkpoint inhibitors, including these trials, our registrational trial in adjuvant melanoma under our BMS Collaboration Agreement, and our Phase 2/3 study of bempegaldesleukin in combination with Keytruda® in squamous cell cancer of the head and neck under our Co-Development Agreement with SFJ Pharmaceuticals XII, L.P., an SFJ Pharmaceuticals Group company (SFJ). See Note 7 for additional information regarding our BMS Collaboration Agreement and Co-Development Agreement with SFJ. On September 6, 2023, BMS and we terminated the BMS Collaboration Agreement, however, we continue our efforts to wind down the bempegaldesleukin program following the same cost sharing provisions provided for in the BMS Collaboration Agreement.

In April 2022, we also announced new strategic reorganization and cost restructuring plans (together, the 2022 Restructuring Plan), pursuant to which we completed an approximate 70% reduction of our workforce during 2022 and sold our research facility in India in December 2022. We also decided to sublease certain of our leased premises in San Francisco, CA, including all of our office leased space on Third St. (the Third Street Facility) and portions of our office and laboratory space on Mission Bay Blvd. South (the Mission Bay Facility).

On February 23, 2023, we announced the topline data from the Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) (Phase 2 Lupus Study) under our collaboration agreement with Eli Lilly and Company (Lilly). Lilly subsequently notified us that it did not intend to advance rezpegaldesleukin into Phase 3 development for SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the collaboration agreement was subsequently terminated. We have initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are targeting the initiation of a Phase 2b study of rezpegaldesleukin in patients with alopecia areata by the end of March 2024. We also plan to explore other auto-immune indications for the development of rezpegaldesleukin.

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

We have incurred significant costs resulting from the 2022 and 2023 Restructuring Plans. See Note 8 for additional information on the effect of these Plans on our Consolidated Financial Statements.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our Consolidated Financial Statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions in consolidation.

Our Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity section of our Consolidated Balance Sheets.

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized holding gains and losses on available-for-sale securities. Other than as described in Note 3, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations for the periods presented.

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

Fair Value of Financial Instruments

The recorded amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. We record available-for-sale investments and cash equivalents at their estimated fair values, which are based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data. As further described in Note 8, we estimated the fair value of our lease assets for recognizing impairment charges based on management’s estimates of several unobservable inputs, including estimated time to enter a sublease, sublease rental rates and free rent periods.

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

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For the years ended December 31, 2023 and 2022, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

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

Our cash and investments are held or issued by financial institutions that management believes are of high credit quality. However, we are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds and places restrictions on maturities and concentrations by type and issuer.

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

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies that are primarily located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), other contingent payments, as well as reimbursable costs from collaborative research and development agreements. We perform a regular review of our partners’ credit risk and payment histories when circumstances warrant, including payments made subsequent to year-end. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts, although historically we have not experienced credit losses from our accounts receivable. We have not recorded provisions for credit losses for any of the periods presented.

Inventory and Significant Supplier Concentrations

We generally manufacture inventory upon receipt of firm purchase orders from our partners, and we may manufacture certain intermediate work-in-process materials and purchase raw materials based on purchase forecasts from our partners. Inventory includes direct materials, direct labor, and manufacturing overhead, and we determine cost on a first-in, first-out basis for raw materials and on a specific identification basis for work-in-process and finished goods. We value inventory at the lower of cost or net realizable value, and we write down defective or excess inventory to net realizable value based on historical experience or projected usage. We expense inventory related to our research and development activities when we purchase or manufacture it.

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

Restructuring

We recognize restructuring charges related to reorganization plans that have been committed to by management when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for:

•
contractual employee termination benefits provided that the obligations result from services already rendered based on vested rights to such benefits when the payment of benefits becomes probable and the amount can be reasonably estimated;
•
one-time employee termination benefits on the communication date from management to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn;
•
contract termination costs when we cancel the contract in accordance with its terms; and
•
costs to be incurred over the remaining contract term without economic benefit to us at the cease-use date.

For one-time employee termination benefits, we recognize the liability in full on the communication date when future services are not required or amortize the liability ratably over the service period, if required. The fair value of termination benefits reflects our estimates of expected utilization of certain Company-funded post-employment benefits.

See Note 8 for additional information on the severance expense that we recognized for employees terminated in connection with our reductions-in-force.

Goodwill

Goodwill represents the excess of the price paid for another entity over the fair value of the assets acquired and liabilities assumed in a business combination. We are organized in one reporting unit and evaluate the goodwill for the Company as a whole. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment.

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

See Note 9 for additional information regarding the impairment charges we recorded during the three months ended March 31, 2023 in connection with our goodwill.

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

See Note 8 for additional information regarding the impairment charges we recorded in connection with our leased facilities and certain property and equipment.

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

Non-cash royalty revenue

Generally, for our collaboration arrangements that include sales-based royalties, we have granted our collaboration partner a license to our intellectual property. Pursuant to these arrangements, our collaboration partners are typically obligated to pay a royalty that is based on the net sales of their approved drugs that are sold in the countries where we have intellectual property rights covering their drugs. We have sold our rights to receive sales-based royalties for CIMZIA®, MIRCERA®, MOVANTIK®, ADYNOVATE® and REBINYN® as further described in Note 5. For collaboration arrangements that include sales-based royalties, we have concluded that the license is the predominant item to which the royalties relate, which include commercial milestone payments based on the level of sales. Accordingly, we recognize royalty revenue when the underlying sales occur based on our best estimates of sales of the drugs. Our aggregate royalty and non-cash royalty revenue of $68.9 million, $69.8 million and $77.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, represents revenue for granting licenses for which we had satisfied in prior periods.

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

Restructuring, Impairment and Other Costs for Terminated Program

Amounts recorded as restructuring, impairment and other costs for terminated program for the year ended December 31, 2023 and 2022 relate to the 2022 and 2023 Restructuring Plans. See Note 8 for additional information.

Stock-Based Compensation

Stock-based compensation arrangements include grants of stock options, restricted stock units (RSUs), performance stock units (PSUs) under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), through which employees may purchase our common stock at a discount to the market price.

We expense the grant date fair value of stock-based compensation on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations and recognize forfeitures as they occur. For options and RSUs that vest upon the achievement of performance milestones, we recognize expense provided that we believe that the performance milestones are probable of achievement, and we estimate the vesting period based on our evaluation of the estimated date of achievement of these milestones. For PSUs, we recognize expense based on the grant date fair value regardless of whether the market condition is met. The number of shares issuable under PSUs is based on our total shareholder return as compared to other companies within the NASDAQ biotechnology index over the measurement period and may be capped based on our absolute total shareholder return over such period. We report expense amounts in cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. We estimate the grant date fair value of our stock-based compensation awards as follows:

•
Stock options - We use the Black-Scholes option pricing model for the respective grant to determine the grant date fair value of stock options and common stock issued under the Company's equity incentive plans or purchased under the ESPP. The Black-Scholes option pricing model requires the input of assumptions, including but not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
•
PSUs - We use the Monte Carlo simulation model to determine the grant date fair value of PSUs. The Monte Carlo simulation model incorporates assumptions such as the volatility of our stock, the volatility of the stock of other peer companies within the index, and the correlation of both our stock and our peer companies’ stock to the index.
•
RSUs - The fair value of an RSU is equal to the closing price of our common stock on the grant date.

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

For the year ended December 31, 2023, our income tax benefit was immaterial. For the years ended December 31, 2022 and 2021, our income tax provision primarily relates to our Nektar India subsidiary. As a result of the 2022

Restructuring Plan and our intent to wind down our foreign subsidiaries, we have recorded a provision for the repatriation of accumulated earnings and profits from India. See Note 10 for additional information.

Net Loss Per Share

For all periods presented in the Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding during the periods presented. For the years ended December 31, 2023, 2022 and 2021, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, RSUs and PSUs, which totaled 20.4 million, 21.2 million and 18.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which will require disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual reporting beginning with the fiscal year ending December 31, 2024, and for interim periods thereafter. We are currently evaluating the incremental disclosures that will be required in the footnotes to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ending December 31, 2025. We are currently evaluating the incremental disclosures that will be required in our consolidated financial statements.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$35,277	$88,227
Short-term investments	268,339	416,750
Long-term investments	25,825	—
Total cash and investments in marketable securities	$329,441	$504,977

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. All of our long-term investments as of December 31, 2023 had maturities between one and two years.

During the years ended December 31, 2023 and 2022, we did not sell any available-for-sale securities. During the year ended December 31, 2021, we sold available-for-sale securities totaling $11.5 million. Gross realized gains and losses on those sales were not significant.

We report our accrued interest receivable, which totaled $0.5 million and $0.7 million at December 31, 2023 and December 31, 2022, respectively, in other current assets on our Consolidated Balance Sheets.

Our portfolio of cash and investments in marketable securities includes (in thousands):

			December 31, 2023			December 31, 2022
	Fair Value Hierarchy		Gross Unrealized	Gross Unrealized
	Level	Amortized Cost	Gains	Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$38,799	$85	$(2)	$38,882	$83,522
Corporate commercial paper	2	255,274	47	(80)	255,241	344,204
Available-for-sale investments		294,073	132	(82)	294,123	427,726
Money market funds	1				2,359	47,054
Certificates of deposit	2				15,116	21,399
Cash	N/A				17,843	8,798
Total cash and investments in marketable securities					$329,441	$504,977

At December 31, 2022, our gross unrealized losses totaled $1.8 million. Our gross unrealized gains were not significant. As of December 31, 2023 and 2022, we assessed our marketable securities with unrealized losses and concluded that the losses were not attributable to credit. Accordingly, we have not recorded an allowance for credit losses for these securities.

At both December 31, 2023 and 2022, we had letter of credit arrangements in favor of our landlords and certain vendors totaling $7.5 million and $7.5 million, respectively. These letters of credit are secured by investments of similar amounts.

Note 3 — Consolidated Financial Statement Details

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$1,861	$2,575
Work-in-process	12,880	10,749
Finished goods	1,360	5,878
Total inventory	$16,101	$19,202

For the year ended December 31, 2023, we recorded a provision of $2.0 million for the net realizable value of our batches as an increase to cost of goods sold. Our manufacturing agreement with UCB Pharma (UCB) provides for a fixed price which we had negotiated in exchange for a higher royalty rate. Accordingly, when evaluating the net realizable value of our inventory for UCB, we include the negotiated increase of the royalties in our analysis, and the aggregate revenue has historically been greater than our manufacturing cost. Due to the decrease in the royalty rate for 2024 as a result of a settlement agreement with UCB, the aggregate revenue is expected to be less than our manufacturing cost, and therefore we recorded a provision for net realizable value. See Note 5 for additional information on the settlement agreement with UCB.

During the three months ended September 30, 2023, we recorded a provision for inventory obsolescence of $3.7 million as an increase to cost of goods sold for certain batches produced in our Huntsville, Alabama manufacturing facility, as a result of our identification of a quality concern of a solvent obtained from a third party that was used in the manufacturing of these batches. In the three months ended December 31, 2023, based on further analysis and partner approval, we reversed the provision and recorded a $3.7 million benefit to cost of goods sold.

Other Current Assets

Other current assets consists of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development expenses	$4,325	$7,398
Non-trade receivables and other	1,047	2,423
Other prepaid expenses	4,407	5,987
Total other current assets	$9,779	$15,808

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Building and leasehold improvements	$43,184	$74,889
Laboratory equipment	14,537	24,243
Computer equipment and software	22,438	26,205
Manufacturing equipment	24,315	25,052
Furniture, fixtures, and other	541	4,263
Depreciable property, plant and equipment at cost	105,015	154,652
Less: accumulated depreciation	(86,898)	(124,731)
Depreciable property, plant and equipment, net	18,117	29,921
Construction-in-progress	739	2,530
Property, plant and equipment, net	$18,856	$32,451

Laboratory and manufacturing equipment, including construction-in-process, include assets that support both our manufacturing and research and development activities.

As a result of the sustained decrease in the fair value of our single reporting unit during the three months ended March 31, 2023, plans to sublease all of our laboratory and office space, and the weakening sublease markets, we recorded non-cash impairment charges of $4.8 million for property, plant and equipment for the year-ended December 31, 2023, which we report in restructuring, impairment and costs of terminated program in our Consolidated Statement of Operations. See Note 8 for additional information.

Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2023, 2022, and 2021 was $7.0 million, $12.2 million, and $13.0 million, respectively.

Goodwill

The following is a reconciliation of the change in our goodwill for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Goodwill – beginning balance	$76,501
Impairment of goodwill	(76,501)
Goodwill – ending balance	$—

As a result of the decrease in the fair value of our single reporting unit during the three months ended March 31, 2023, we recorded a non-cash goodwill impairment charge of $76.5 million, which we report as impairment of goodwill in our Consolidated Statement of Operations. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively. See Note 9 for additional information.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$5,553	$9,582
Accrued clinical trial expenses	4,321	12,262
Liability to collaboration partners	2,678	3,808
Accrued contract termination costs	3,020	3,902
Other accrued expenses	6,590	7,003
Total accrued expenses	$22,162	$36,557

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign currency translation	Available-for-sale securities	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(5,131)	$(1,776)	$(6,907)
Foreign currency translation gain	62	—	62
Unrealized gain on available-for-sale securities	—	1,826	1,826
Reclassification adjustments to income	5,099	—	5,099
Balance at December 31, 2023	$30	$50	$80

The reclassification from accumulated other comprehensive loss relates to the closure of the operations of our foreign subsidiaries and has been included within other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2023.

Note 4 — Operating Leases

Our leases consist of a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) for our 155,215 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard South, San Francisco, California (the Mission Bay Facility) and a Lease Agreement (the Third Street Lease) with Kilroy Realty Finance Partnership, L.P. (Kilroy) for an additional 135,936 square foot of office space at 360 Third Street, San Francisco, California (the Third Street Facility). Both leases terminate in January 31, 2030, subject to two consecutive five year renewals for the Mission Bay Facility and one five year renewal for the Third Street Facility.

•
The monthly base rent for both facilities will escalate over the term of the lease at various intervals.
•
Both leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.
•
During the term of the Mission Bay Lease, we are responsible for paying our share of operating expenses specified in the lease, including utilities, common area maintenance, insurance costs and taxes.
•
For the Third Street Lease, our fixed annual base rent on an industrial gross lease basis includes certain expenses and property taxes paid directly by the landlord.

Due to our 2022 and 2023 Restructuring Plans, during the year ended December 31, 2023, we recorded impairment charges of $30.6 million for our right-of-use assets which we are seeking to sublease. See Note 8 for additional information.

We generally recognize lease expense for our operating leases on a straight-line basis over the lease term. For spaces where we have recognized an impairment charge, the aggregate lease expense recognized over the remaining term is reduced by the amount of the impairment charge, but we recognize the remaining lease expense on an accelerated basis. The components of lease expense, which we include in operating expenses in our Consolidated Statements of Operations, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$12,116	$17,057	$19,153
Variable lease expense	7,027	10,700	8,974
Total lease expense	$19,143	$27,757	$28,127

During the years ended December 31, 2023, 2022 and 2021, we paid $21.0 million, $20.1 million and $16.8 million, respectively, of operating lease payments related to our lease liabilities, which we include in net cash used in operating activities in our Consolidated Statements of Cash Flows.

As of December 31, 2023, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,
2024	$19,822
2025	22,255
2026	22,958
2027	23,682
2028	24,427
2029 and thereafter	27,303
Total lease payments	140,447
Less: portion representing interest	(22,671)
Operating lease liabilities	117,776
Less: current portion	(19,259)
Operating lease liabilities, less current portion	$98,517

As of December 31, 2023, the weighted-average remaining lease term is 6.1 years and the weighted-average discount rate was 5.8%.

We have entered into subleases for approximately 29,000 square feet of space in our Mission Bay Facility that would provide recovery of $10.5 million in aggregate fixed lease payments, as well as full recovery of the subtenants' share of operating expenses under our master lease agreement, subject to certain free rent periods. We record the total sublease income as a reduction of general and administrative expense, which totaled $2.2 million for the year ended December 31, 2023.

As of December 31, 2023, maturities of our operating lease receivables from subleases for each of the next five years and thereafter were as follows:

Year ending December 31,
2024	$1,360
2025	1,535
2026	1,589
2027	1,645
2028	1,702
2029 and thereafter	1,757
Gross Lease Receivable	$9,588

Note 5 — Liabilities Related to the Sales of Future Royalties

On February 24, 2012, we entered into a purchase and sale agreement (the 2012 Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the 2012 Transaction Royalties) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB, and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). We received aggregate cash proceeds of $124.0 million for the 2012 Transaction Royalties. Although we sold all of our rights to receive royalties from the CIMZIA® and MIRCERA® products, as a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we continue to account for these royalties as revenue. We recorded the $124.0 million in proceeds from this transaction as a liability (the 2012 Royalty Obligation) that is amortized using the effective interest method over the estimated life of the 2012 Purchase and Sale Agreement as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI. As of December 31, 2023, our prospective effective interest rate used to amortize the liability is 30%.

We were required to pay RPI an aggregate $10.0 million as a result of worldwide net sales of MIRCERA® during the years 2013 and 2012 not reaching certain minimum thresholds. The 2012 Purchase and Sale Agreement does not include any other potential payments related to minimum net sales thresholds.

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

We concluded that we should account for the decrease in royalty payments to RPI as a result of these agreements as a modification of our liability. Due to the significance of the change in the estimated royalty payments, we concluded that we should treat the modification as an extinguishment of the prior liability and recognize a new liability based on the revised royalty payments and term, discounted to fair value. Accordingly, we estimated the fair value to be approximately $84.7 million. As a result, we recognized a non-cash loss of $23.5 million on the revaluation of the prior liability in the three months ended December 31, 2021, and we wrote off the remaining $0.9 million of unamortized transaction costs. We present these charges in Loss on revaluation of liability related to the sale of future royalties line in our Consolidated Statement of Operations.

On December 16, 2020, we entered into a purchase and sale agreement (the 2020 Purchase and Sale Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Pursuant to the 2020 Purchase and Sale Agreement, we agreed to sell to HCR certain of our rights to receive royalty payments (the 2020 Transaction Royalties) arising from the worldwide net sales, from and after October 1, 2020 until such time that certain return thresholds are met as described below, of (a) MOVANTIK® under that certain License Agreement, dated September 20, 2009, by and between Nektar and AstraZeneca AB, as amended, (b) ADYNOVATE® under that certain Exclusive Research, Development, License and Manufacturing and Supply Agreement, dated September 26, 2005, by and among Nektar, Baxalta US Inc. and Baxalta GmbH, as amended, (c) REBINYN® under that certain Settlement and License Agreement, dated December 21, 2016, by and among Nektar, Novo Nordisk Inc., Novo Nordisk A/S and Novo Nordisk A/G and (d) licensed products under that certain Right to Sublicense Agreement, dated October 27, 2017, by and among Nektar, Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH. Although we sold all of our rights to receive royalties from these products up to the cap, as a result of the limits on the 2020 Transaction Royalties to be received by HCR and our ongoing manufacturing and supply obligations related to the generation of these royalties, we account for the transaction as debt and recognize these non-cash royalties as revenue. We recorded the $150.0 million in proceeds from this transaction as a liability (the 2020 Royalty Obligation) that will be amortized using the effective interest method over the estimated life of the 2020 Purchase and Sale Agreement. As of December 31, 2023, our prospective effective interest rate used to amortize the liability is 17%.

The 2020 Purchase and Sale Agreement was to automatically expire, and the payment of the 2020 Transaction Royalties to HCR would cease, when HCR received payments of the 2020 Transaction Royalties equal to $210.0 million (the 2025 Threshold), if the 2025 Threshold is achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold is not achieved on or prior to December 31, 2025 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made). On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for $15.0 million. Accordingly, HCR will receive all future royalties of these products, and none of these royalties will return to Nektar.

The following table shows the activity within the liability account of each arrangement (in thousands):

	Year-Ended December 31, 2023			Period from inception to December 31, 2023
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties—beginning balance	$55,167	$102,294	$157,461	$—	$—	$—
Royalty monetization proceeds	—	—	—	124,000	150,000	274,000
Non-cash royalty revenue	(37,323)	(31,598)	(68,921)	(353,847)	(118,319)	(472,166)
Non-cash interest expense	6,373	18,961	25,334	240,542	57,976	298,518
Payments to RPI	—	—	—	(10,000)	—	(10,000)
Loss on revaluation of liability related to the sale of future royalties	—	—	—	23,522	—	23,522
Liabilities related to the sales of future royalties – ending balance	24,217	89,657	113,874	24,217	89,657	113,874
Less: unamortized transaction costs	—	(1,249)	(1,249)	—	(1,249)	(1,249)
Liabilities related to the sales of future royalties, net	$24,217	$88,408	$112,625	$24,217	$88,408	$112,625

As royalties are remitted to RPI and HCR by our licensees, the balances of the respective Royalty Obligations will be effectively repaid over the lives of the agreements. To determine the amortization of the Royalty Obligations, we are required to estimate the total amount of future royalty payments to be received by RPI and HCR, respectively. We periodically assess the estimated royalty payments to RPI and HCR from our licensees and to the extent the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the appropriate Royalty Obligation.

Note 6 — Commitments and Contingencies

Purchase Commitments

In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2023, these commitments were approximately $3.3 million.

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

We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at either December 31, 2023 or December 31, 2022.

Indemnification Obligations

During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any of these potential indemnification obligations is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Consolidated Balance Sheets at either December 31, 2023 or December 31, 2022.

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

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than retention of up to $5.0 million per incident for merger and acquisition related claims, $5.0 million per incident for securities related claims and $5.0 million per incident for non-securities related claims per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

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

On April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement. On April 27, 2023, we announced that we would regain full rights to rezpegaldesleukin from Lilly, and the Lilly Agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We have initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and we are targeting the initiation of a Phase 2b study of rezpegaldesleukin in patients with alopecia areata by the end of March 2024. We also plan to explore other auto-immune indications for the development of rezpegaldesleukin.

On August 7, 2023, we announced that the interim efficacy data previously generated by Lilly for rezpegaldesleukin that were presented at the EADV conference in September 2022 were incorrectly calculated by Lilly. The erroneous interim data were reported in connection with the Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) and the Phase 1b study of rezpegaldesleukin in adult patients with psoriasis. We reported the new and corrected data from the Phase 1b AD and psoriasis studies of rezpegaldesleukin.

On October 13, 2023, we announced final efficacy data from the Phase 1b AD Study at the 2023 EADV conference. The final data from the study demonstrated rezpegaldesleukin resulted in dose-dependent improvements in eczema area and severity index (EASI), validated investigated global assessment (vIGA), body surface area (BSA), and itch numeric rating scale (NRS) over twelve weeks of treatment compared to placebo, which were sustained post-treatment over an additional thirty-six weeks.

Bristol-Myers Squibb (BMS): Bempegaldesleukin (previously referred to as NKTR-214)

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

As discussed in Note 1, in April 2022, we announced that BMS and we decided to discontinue all development of bempegaldesleukin in combination with Opdivo®. On September 6, 2023, BMS and we terminated the BMS Collaboration Agreement, and pursuant to the surviving provisions of the BMS Collaboration Agreement, we and BMS continue our efforts to wind down the bempegaldesleukin program, and the cost sharing provisions continue to remain in effect as the parties wind down the studies. On February 12, 2024, we repurchased the 8.3 million shares previously sold to BMS for total cash consideration of $3.0 million.

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing percentages described above, we recognized BMS’ reimbursement of our expenses as a reduction of research and development expense and our reimbursement of BMS’ expenses as research and development expense. As discussed in Note 8, beginning in the second quarter of 2022, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program.

Accordingly, during the year ended December 31, 2022, we recorded $45.7 million for the net reimbursement from BMS, of which we recorded $24.9 million as a reduction of research and development expense for the first quarter of 2022, and $20.8 million as a reduction of restructuring, impairment and costs of terminated program for the remaining three quarters of 2022. During the year ended December 31, 2021, we recorded $101.5 million as a reduction of research and development expense for the net reimbursement from BMS. The net reimbursement payable to BMS for the year ended December 31, 2023 was not significant.

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

The following table presents the change in the derivative liability for the years ended December 31, 2022 and 2021:

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

Note 8 — Restructuring, Impairment and Costs of Terminated Program

As discussed in Note 1, because our registrational trials in bempegaldesleukin did not meet their primary endpoints, we decided to discontinue all development of bempegaldesleukin and wind down the clinical trials studying bempegaldesleukin. In April 2022, we announced the 2022 Restructuring Plan pursuant to which we completed an approximate 70% reduction of our workforce during 2022. We also sold our research facility in India in December 2022 and decided to sublease certain of our leased premises in San Francisco, CA, including all of our office leased space in the Third Street Facility and portions of our office and laboratory space in the Mission Bay Facility.

Pursuant to plans approved by our Board in March 2023, we announced the 2023 Restructuring Plan to further reduce our San Francisco-based workforce by approximately 60%, which was substantially completed by June 30, 2023. In addition, under the 2023 Restructuring Plan, we decided to sublease our remaining office and laboratory space in the Mission Bay Facility, which we had not planned to sublease pursuant to the 2022 Restructuring Plan.

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
•
Non-cash impairment of right-of-use assets and property, plant and equipment; and
•
Contract termination and other costs associated with these plans.

Restructuring, impairment and costs of terminated program includes the following (in thousands):

	Year Ended December 31,
	2023			2022
	2022 Restructuring Plan	2023 Restructuring Plan	Total	2022 Restructuring Plan
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$5,492	$—	$5,492	$31,693
Severance and benefit expense	—	7,885	7,885	30,904
Impairment of right-of-use assets and property, plant and equipment	14,728	20,600	35,328	65,761
Loss (gain) on sale or disposal of other property, plant and equipment, net	—	1,300	1,300	(3,326)
Contract termination and other restructuring costs	1,919	34	1,953	10,898
Restructuring, impairment and costs of terminated program	$22,139	$29,819	$51,958	$135,930

Wind Down of the Bempegaldesleukin Program

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

The clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program for the year ended December 31, 2022 includes reductions of $20.8 million, for the net reimbursement from BMS. The net reimbursement payable to BMS for the year ended December 31, 2023 was not significant.

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

For the 2023 Restructuring Plan, we recognized $7.9 million of severance and benefit expense for the year ended December 31, 2023 and paid the final liability of $0.2 million in January 2024. We do not expect to recognize any further severance expense for the 2023 Restructuring Plan.

The following table provides details regarding the severance and benefit expense for the years ended December 31, 2023 and 2022 pursuant to the 2022 and 2023 Restructuring Plans and a reconciliation of the severance and benefits liability for the year ended December 31, 2023 pursuant to the 2022 and 2023 Restructuring Plans, which we report within accrued expenses on our Consolidated Balance Sheets (in thousands):

	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2021	$—	$—	$—
Expense recognized during the period	—	30,904	30,904
Payments during the period	—	(27,605)	(27,605)
Liability balance as of December 31, 2022	$—	$3,299	$3,299
Expense recognized during the period	7,885	—	7,885
Payments during the period	(7,689)	(3,299)	(10,988)
Liability balance as of December 31, 2023	$196	$—	$196

Impairment of Long-Lived Assets

As a result of our 2022 and 2023 Restructuring Plans, we have decided to sublease all of our leased spaces in the Third Street Facility and the Mission Bay Facility. Accordingly, we evaluated each space for impairment when management decided to sublease the respective space and at each reporting date thereafter, as facts and circumstances change. The significant assumptions in our impairment analysis relate to sublease income, including the length of time to enter into a sublease, sublease rental payments, free rent periods, tenant improvement allowances and broker commissions. When available, we use sublease negotiations or agreements, but in the absence of such information, we develop our own subjective estimates based on current real estate trends and market conditions. Accordingly, our estimates are subject to significant risk, and the terms of sublease agreements, if any, and the resulting amount and timing of sublease income, if ever realized, may be materially different than our estimates.

As part of our evaluation of each sublease space, we separately compare the estimated undiscounted sublease income, as described above, for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). If such sublease income exceeds the net book value of the sublease assets, we do not record an impairment charge. Otherwise, we record an impairment charge by reducing the net book value of the sublease assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant, which has ranged from 6.4% for the three months ended June 30, 2022 to 8.7% for the three months ended September 30, 2023.

We recorded non-cash impairment charges of lease assets pertaining to the 2022 and 2023 Restructuring Plans as follows (in thousands):

	Three-months Ended
Sublease Spaces	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	Total
Mission Bay Blvd. South	$3,000	$1,200	$361	$—	$7,061	$1,467	$—	$13,089
Third St	49,200	—	12,000	—	6,200	—	—	67,400
Total 2022 Restructuring Plan	52,200	1,200	12,361	—	13,261	1,467	—	80,489
Mission Bay Blvd. South - 2023 Restructuring Plan	N/A	N/A	N/A	11,500	—	9,100	—	20,600
Total impairment of lease assets	$52,200	$1,200	$12,361	$11,500	$13,261	$10,567	$—	$101,089
•
The non-cash impairment charges for the three months ended June 30, 2022 for our Third St. Facility reflects our initial estimates of sublease income when management first decided to sublease the spaces. As the San Francisco office lease market has continued to deteriorate, we have recognized additional non-cash impairment charges for the Third Street Facility in the three months ended December 31, 2022, and in the three months ended June 30, 2023.
•
The non-cash impairment charges for the three months ended June 30, 2022 for Mission Bay Facility reflects our initial estimates of sublease income. As the life sciences lease market has deteriorated during 2023, we recorded additional non-cash impairment charges in the three months ended June 30, 2023 and in the three months ended September 30, 2023.
•
The impairment charges under the 2023 Restructuring Plan include $20.6 million for the impairment of the Mission Bay Facility that we decided to sublease in 2023. We recorded an impairment charge of $11.5 million in the three months ended March 31, 2023, based on our initial estimates of sublease income. As the life sciences lease market has deteriorated during 2023, including a significant increase in available sublease space in San Francisco, California, we recorded an additional impairment charge of $9.1 million in the three months ended September 30, 2023 for this space.

The following are reconciliations of the impairment charges we recorded for the years ended December 31, 2023 and 2022, including the net book values of the sublease assets before the impairment and the fair values of the sublease assets. Since we recorded multiple impairment charges for certain spaces as a resulting of worsening lease markets, we present the net book value before the first impairment in such year and the fair value after the second impairment in such year (in thousands):

	Year Ended December 31, 2022
	Operating Lease	Property, Plant and
	Right-of-Use Assets	Equipment	Total
Net book value of impaired sublease assets	$72,481	$16,348	$88,829
Less: Fair value of impaired sublease assets — Level 3 of Fair Value Hierarchy	(16,174)	(4,780)	(20,954)
Book value in excess of fair value	56,307	11,568	67,875
Less: Amounts recorded as amortization between June 30, 2022 and December 31, 2022 for Third St. facility	(1,717)	(397)	(2,114)
Total impairment of sublease assets	$54,590	$11,171	$65,761

	Year Ended December 31, 2023
	Operating Lease Right-of-Use Assets	Property, Plant and Equipment	Total
Net book value of impaired facilities before write-off	$46,292	$7,206	$53,498
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(14,364)	(2,172)	(16,536)
Book value in excess of fair value	31,928	5,034	36,962
Less: Amounts recorded as amortization between March 31, 2023 and September 30, 2023 for Mission Bay facility	(1,371)	(263)	(1,634)
Total impairment of right-of-use assets and property, plant and equipment	$30,557	$4,771	$35,328

(Gain) Loss on Sale or Disposal of Property, Plant and Equipment, Net

In connection with our 2022 Restructuring Plan, we terminated all research and development activities at our owned facility in India, which we sold in December 2022. We also sold excess lab equipment and disposed of software to support the commercialization of bempegaldesleukin. In 2023, we sold additional lab equipment under the 2023 Restructuring Plan. We recorded the gains and losses as follows (in thousands):

	Year Ended December 31,
	2023	2022
Proceeds from sales	$1,245	$13,196
Net book value of assets	2,545	9,870
Total (gain) loss on sale or disposal of other property, plant and equipment, net	$1,300	$(3,326)

Contract Termination and Other Costs

The following is a reconciliation of the contract termination and other costs for the 2022 Restructuring Plan and the related liability of which we report $3.0 million within accrued expenses and the remaining within other long-term liabilities on our Consolidated Balance Sheet as of December 31, 2023:

Year Ended
December 31, 2023
Liability balance as of December 31, 2021	$—
Expense recognized during the period	10,898
Payments during the period	(3,188)
Liability balance as of December 31, 2022	7,710
Expense recognized during the period	1,919
Payments during the period	(4,087)
Liability balance as of December 31, 2023	$5,542

Note 9 — Impairment of Goodwill

During the three months ended March 31, 2023, our stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, we assessed our long-lived assets, including our property, plant and equipment, right-of-use assets and goodwill, for impairment.

As part of our long-lived asset impairment analysis, we first assessed which long-lived assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets. We concluded that the sublease assets, for which we have recognized significant impairment charges during 2022 and 2023, including for the three months ended March 31, 2023, are independent of our entity-wide group. See Note 8 for additional information regarding impairment charges that we have recorded for our sublease assets.

We next evaluated our remaining long-lived assets for impairment and performed a recoverability test using the undiscounted cash flows approach. We did not recognize any additional impairment charges on the remaining long-lived assets.

Finally, we measured the fair value of our reporting unit utilizing both income and market approaches for our entity-wide asset impairment analysis. Based on this analysis, we wrote off all of our goodwill, resulting in a non-cash impairment charge of $76.5 million during the three months ended March 31, 2023, which we reported as impairment of goodwill in our Consolidated Statements of Operations for the year ended December 31, 2023. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively.

Note 10 — Stock-Based Compensation

2017 Performance Incentive Plan

Our 2017 Performance Incentive Plan (2017 Plan) provides for the issuance of our common stock to members of the Board of Directors, officers or employees, certain consultants and advisors and our subsidiaries. Our 2017 Plan has been amended and restated such that an aggregate 51,200,000 shares have been authorized for issuance as of December 31, 2023, including 12,000,000 shares that were approved on June 8, 2023. Under the 2017 Plan, we may issue stock options, restricted stock, performance stock, stock units, stock appreciation rights and other similar types of awards. When the 2017 Plan was approved on June 14, 2017, any shares of our common stock that were available for issuance under our 2012 Performance Incentive Plan (the 2012 Plan) ceased to be available for future grants. However, options and RSUs granted under the 2012 Plan remained outstanding, and any options or RSUs that were cancelled or forfeited became available for issuance under the 2017 Plan. Shares issued for RSUs, PSUs or any other “full-value award” are counted against the share limit as 1.5 shares for every one share granted in connection with the award.

We have granted non-qualified stock options, RSUs and PSUs to employees, officers, and non-employee directors. For our employees, the requisite service period is generally three to four years for stock options, and three years for RSUs and PSUs. For our directors, the requisite service is generally one year for stock options and RSUs. The maximum term of a stock option is eight years from the date of grant. The per share exercise price of an option generally may not be less than the fair market value of a share of our common stock on the NASDAQ Stock Market on the date of grant.

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

Shares Reserve for Issuance

As of December 31, 2023, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options, RSUs and PSUs outstanding	27,246
Shares available for future grant under the 2017 Performance Incentive Plan	10,101
Shares available for issuance under the employee stock purchase plan	775
Total common stock reserved for issuance	38,122

Stock-Based Compensation Expense

We recognize total stock-based compensation expense in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold	$3,177	$2,824	$2,779
Research and development	13,890	27,727	54,821
General and administrative	16,321	24,488	37,074
Restructuring, impairment and costs of terminated program	—	2,281	—
Total stock-based compensation	$33,388	$57,320	$94,674

Stock-based compensation expense resulting from PSUs and our ESPP was not significant in the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, total unrecognized compensation costs of $33.1 million related to unvested stock-based compensation awards are expected to be recognized as expense over a weighted-average period of 2.3 years.

Black-Scholes Assumptions

The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options, as well as the resulting grant-date fair value:

	Year Ended December 31,
	2023	2022	2021
Average risk-free interest rate	4.0%	2.9%	1.2%
Dividend yield	0.0%	0.0%	0.0%
Average volatility factor	88.4%	77.9%	63.8%
Weighted-average expected life	5.1 years	5.6 years	5.5 years
Weighted-average grant-date fair value of options granted	$0.37	$3.18	$8.07

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

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	per Share	(in Years)	Value(1)
Outstanding at December 31, 2022	14,088	$16.40
Options granted	11,854	0.51
Options exercised	—	—
Options forfeited & canceled	(2,926)	16.07
Outstanding at December 31, 2023	23,016	$8.26	6.42	$—

Exercisable at December 31, 2023	6,425	22.99	3.68	$—

(1)
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2023.

The intrinsic value of options exercised during the years ended December 31, 2022 and 2023 was not significant and totaled $17.3 million during the year ended December 31, 2021.

Summary of RSU Activity

A summary of RSU award activity is as follows (in thousands except for per share amounts):

		Weighted-
		Average
		Grant
		Date Fair
	Units Issued	Value
Unvested at December 31, 2022	9,312	$6.81
Granted	126	1.10
Vested and released	(2,759)	7.93
Forfeited and canceled	(2,449)	6.11
Unvested at December 31, 2023	4,230	$6.14

The weighted-average grant-date fair values of RSUs granted during the years ended December 31, 2023, 2022 and 2021 were $1.10, $4.14 and $14.68, respectively. The fair value of RSU's that vested in the years ended December 31, 2023, 2022 and 2021 totaled $3.6 million, $17.5 million and $45.3 million, respectively.

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $12,000 per participant for the years ended December 31, 2022 and 2023, and up to a maximum of $6,000 per participant for the year ended December 31, 2021. For the years ended December 31, 2023, 2022, and 2021, we recognized $1.5 million, $2.5 million and $3.6 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

Note 11 — Income Taxes

Loss before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(274,998)	$(371,900)	$(524,440)
Foreign	(1,258)	6,917	1,160
Loss before provision for income taxes	$(276,256)	$(364,983)	$(523,280)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	(43)	(608)	50
Foreign	(17)	1,115	609
Total current income tax expense	(60)	507	659
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(140)	2,708	(102)
Total deferred income tax expense	(140)	2,708	(102)
Provision (benefit) for income taxes	$(200)	$3,215	$557

Our income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 21% to our pretax loss as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax benefit at federal statutory rate	$(58,013)	$(76,647)	$(109,889)
Research credits	(1,192)	(987)	(4,727)
Change in valuation allowance	35,033	51,108	97,914
Expiration of net operating loss carryforwards	312	12,348	286
Stock-based compensation	8,919	15,778	6,627
Non-cash interest expense on liability related to sales of future royalties	5,320	6,071	9,936
Non-cash royalty revenue related to sales of future royalties	(7,838)	(7,112)	(7,891)
Loss on revaluation of liability related to the sale of future royalties	—	—	4,940
Impairment of goodwill	16,065	—	—
Other	1,194	2,656	3,361
Provision (benefit) for income taxes	$(200)	$3,215	$557

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

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$574,737	$545,508
Research and other credits	144,128	142,198
Net capital loss carryforwards	39,655	38,445
Operating lease liabilities	25,384	28,254
Stock-based compensation	19,447	22,110
Capitalized research and development costs	34,675	24,134
Liability related to the sale of future royalties	6,729	13,424
Other	13,863	13,935
Deferred tax assets before valuation allowance	858,618	828,008
Valuation allowance for deferred tax assets	(854,528)	(816,235)
Total deferred tax assets	4,090	11,773
Deferred tax liabilities:
Operating lease right-of-use assets	(3,824)	(11,335)
Investment in foreign subsidiary	(521)	(2,451)
Other	(265)	(392)
Total deferred tax liabilities	(4,610)	(14,178)
Net deferred tax assets (liabilities)	$(520)	$(2,405)

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history and projected future losses, we have fully reserved our net U.S. deferred tax assets with a valuation allowance. The valuation allowance increased by $38.3 million for the year ended December 31, 2023 and increased by $30.5 million for the year ended December 31, 2022.

Our net deferred tax liability position reflects the provision for the withholding taxes associated with the repatriation of accumulated earnings and profits from India.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2023, we had a net operating loss carryforward for federal income tax purposes of approximately $2.7 billion, of which $1.3 billion is subject to expiration beginning in 2024 and a total state net operating loss carryforward of approximately $0.7 billion, portions of which will begin to expire in 2027. We have federal tax credits of approximately $126.0 million, which will begin to expire in 2024 and state research credits of approximately $59.9 million which have no expiration date. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

Unrecognized tax benefits

We have the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$85,845	$80,604	$78,665
Tax positions related to current year:
Additions	848	378	2,371
Reductions	—	—	—
Tax positions related to prior years:
Additions	40,079	5,272	58
Reductions	—	—	(490)
Settlements	—	—	—
Lapses in statute of limitations	(274)	(409)	—
Ending balance	$126,498	$85,845	$80,604

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

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, no significant interest or penalties were recognized relating to unrecognized tax benefits. Although it is reasonably possible that certain unrecognized tax benefits could change in the future, we do not anticipate any significant changes over the next twelve months.

Note 12 — Segment Reporting

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

Our revenue is derived primarily from customers in the pharmaceutical and biotechnology industries. Revenue from UCB Pharma, Baxalta / Takeda, AstraZeneca and Pfizer represented 40%, 21%, 11% and 10% of our revenue, respectively, for the year ended December 31, 2023. Revenue from UCB Pharma, Baxalta / Takeda, AstraZeneca and Pfizer represented 37%, 25%, 14% and 11% of our revenue, respectively, for the year ended December 31, 2022. Revenue from BMS, UCB Pharma, Baxalta / Takeda, and AstraZeneca represented 36%, 23%, 16% and 13% of our revenue for the year-ended December 31, 2021.

Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$11,481	$9,841	$10,114
Rest of World	78,641	82,214	91,793
Total revenue	$90,122	$92,055	$101,907

At December 31, 2023 and 2022, all of our property, plant and equipment was located in the United States.

Note 13 — Subsequent Events

On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P. (TCG) wherein TCG agreed to purchase pre-funded warrants to purchase an aggregate 25,000,000 shares of Nektar’s common stock at a price of $1.20 per share for gross proceeds of $30.0 million. The closing of the purchase is expected to occur on or before March 6, 2024.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2023, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Exhibit Number	Description of Documents

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

4.4(28)	Description of Securities.

10.1(8)	Discretionary Incentive Compensation Policy++

10.2(8)	Amended and Restated Change of Control Severance Benefit Plan.++

10.3(9)	2012 Performance Incentive Plan.++

10.4(10)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

Exhibit Number	Description of Documents

10.5(11)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended.++

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

10.21(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.22(17)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.23(21)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.24(22)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

Exhibit Number	Description of Documents

10.25(18)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.

10.26(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.27(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.28(23)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(24)	Amendment No. 1 to License Agreement dated effective as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.30(25)	Investor Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.31(25)	Strategic Collaboration Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.32(29)	Co-Development Agreement, dated as of February 12, 2021, by and between SFJ Pharmaceuticals XII, L.P. and Nektar Therapeutics.+

10.33(28)	Amendment No. 1 to Strategic Collaboration Agreement dated as of January 9, 2020, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.34(26)	Share Purchase Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.

10.35(27)	Office Lease, effective as of May 31, 2018, by and between Kilroy Realty Finance Partnership, L.P., and Nektar Therapeutics.

10.36(29)	Purchase and Sale Agreement, dated December 16, 2020, by and between entities managed by Healthcare Royalty Management, LLC and Nektar Therapeutics.+

10.37(30)	Amendment No. 2 to Strategic Collaboration Agreement dated as of January 12, 2022, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.38(31)	Employment Transition, Separation and Consultation Agreement, dated as of June 29, 2022, by and between Nektar Therapeutics and John Northcott.++

10.39(32)	Consulting Agreement between Nektar Therapeutics and FLG Partners, LLC dated April, 2023++

10.40(33)	Employment Separation and Release Agreement effective as of June 19, 2023 by and between Nektar Therapeutics and Jillian B. Thomsen.++

10.41(34)	Letter Agreement dated as of September 6, 2023 by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

21.1(35)	Subsidiaries of Nektar Therapeutics.

23.1(35)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(35)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description of Documents

31.2(35)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

97	Nektar Therapeutics Compensation Recovery Policy, dated June 8, 2023

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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
(11)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
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
(29)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K for the year ended December 31, 2020.
(30)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics' Annual Report on Form 10-K for the year ended December 31, 2021.
(31)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
(32)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
(33)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
(34)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
(35)
Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2024

NEKTAR THERAPEUTICS
	By:	/s/ SANDRA GARDINER
Sandra Gardiner
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard W. Robin and Sandra Gardiner and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD W. ROBIN	Chief Executive Officer, President and Director	March 5, 2024
Howard W. Robin	(Principal Executive Officer)

/s/ SANDRA GARDINER	Interim Chief Financial Officer	March 5, 2024
Sandra Gardiner	(Principal Financial and Accounting Officer)

/s/ ROBERT B. CHESS	Director, Chairman of the Board of Directors	March 5, 2024
Robert B. Chess

/s/ JEFFREY R. AJER	Director	March 5, 2024
Jeffrey R. Ajer

/s/ DIANA M. BRAINARD	Director	March 5, 2024
Diana M. Brainard

/s/ MYRIAM J. CURET	Director	March 5, 2024
Myriam J. Curet

/s/ R. SCOTT GREER	Director	March 5, 2024
R. Scott Greer

/s/ ROY A. WHITFIELD	Director	March 5, 2024
Roy A. Whitfield