Form 10-Q
period 2024-03-31
NEKTAR THERAPEUTICS
filed 2024-05-10
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 183,624,620 on May 2, 2024.

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
o
the outcomes from competitive immunotherapy clinical trials, and the discovery and development of new potential immunotherapies could have a material and adverse impact on the value of our pipeline;
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
•
Risks Related to our Collaboration Partners:
o
we are highly dependent on advancing rezpegaldesleukin in clinical trials, and while we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, our ability to perform important development and regulatory activities will be significantly harmed if Eli Lilly and Company fails to continue to cooperate with us in the transfer of all materials associated with the rezpegaldesleukin program; and
o
we may rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our product candidates and any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to enter into collaboration agreements, obtain regulatory approval and commercialize for our product candidates.

In addition to the above-mentioned risks, our business is subject to a number of additional risks faced by businesses generally.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$48,642	$35,277
Short-term investments	240,596	268,339
Accounts receivable	3,617	1,205
Inventory, net	16,238	16,101
Other current assets	10,743	9,779
Total current assets	319,836	330,701
Long-term investments	36,778	25,825
Property, plant and equipment, net	17,475	18,856
Operating lease right-of-use assets	17,267	18,007
Other assets	4,656	4,644
Total assets	$396,012	$398,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,757	$9,848
Accrued expenses	24,281	22,162
Operating lease liabilities, current portion	19,368	19,259
Total current liabilities	52,406	51,269
Operating lease liabilities, less current portion	94,710	98,517
Liabilities related to the sales of future royalties, net	117,857	112,625
Other long-term liabilities	4,334	4,635
Total liabilities	269,307	267,046
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at March 31, 2024 or December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 191,909 shares and 191,384 shares issued at March 31, 2024 and December 31, 2023, respectively; 183,624 shares and 191,384 shares outstanding at March 31, 2024 and December 31, 2023, respectively;	19	19
Capital in excess of par value	3,644,140	3,608,137
Treasury stock, at cost; 8,285 shares as of March 31, 2024 and none as of December 31, 2023, respectively	(3,000)	—
Accumulated other comprehensive income (loss)	(403)	80
Accumulated deficit	(3,514,051)	(3,477,249)
Total stockholders’ equity	126,705	130,987
Total liabilities and stockholders’ equity	$396,012	$398,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product sales	$6,034	$4,718
Non-cash royalty revenue related to the sales of future royalties	15,508	16,861
License, collaboration and other revenue	97	15
Total revenue	21,639	21,594
Operating costs and expenses:
Cost of goods sold	8,534	7,060
Research and development	27,408	30,469
General and administrative	20,149	21,081
Restructuring, impairment, and costs of terminated program	975	21,193
Impairment of goodwill	—	76,501
Total operating costs and expenses	57,066	156,304
Loss from operations	(35,427)	(134,710)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(5,531)	(6,405)
Interest income	4,220	4,335
Other income (expense), net	(99)	(301)
Total non-operating income (expense), net	(1,410)	(2,371)
Loss before provision for income taxes	(36,837)	(137,081)
Benefit for income taxes	(35)	(63)
Net loss	$(36,802)	$(137,018)

Basic and diluted net loss per share	$(0.19)	$(0.73)
Weighted average shares outstanding used in computing basic and diluted net loss per share	194,746	188,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(36,802)	$(137,018)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(475)	1,087
Net foreign currency translation gain (loss)	(8)	139
Other comprehensive income (loss)	(483)	1,226
Comprehensive loss	$(37,285)	$(135,792)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	188,560	$19	$—	$—	$3,574,719	$(6,907)	$(3,201,193)	$366,638
Shares issued under equity compensation plans	675	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,019	—	—	10,019
Comprehensive income (loss)	—	—	—	—	—	1,226	(137,018)	(135,792)
Balance at March 31, 2023	189,235	$19	$—	$—	$3,584,738	$(5,681)	$(3,338,211)	$240,865

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	191,384	$19	—	$—	$3,608,137	$80	$(3,477,249)	$130,987
Shares issued under equity compensation plans	525	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	6,000	—	—	6,000
Repurchase of common stock from Bristol-Myers Squibb	(8,285)	—	8,285	(3,000)	—	—	—	(3,000)
Issuance of prefunded warrant	—	—	—	—	30,000	—	—	30,000
Comprehensive income (loss)	—	—	—	—	—	(483)	(36,802)	(37,285)
Balance at March 31, 2024	183,624	$19	8,285	$(3,000)	$3,644,140	$(403)	$(3,514,051)	$126,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,802)	$(137,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(15,508)	(16,861)
Non-cash interest expense on liabilities related to the sales of future royalties	5,531	6,405
Stock-based compensation	6,000	10,019
Depreciation and amortization	1,607	2,302
Deferred income tax expense	(38)	(1,812)
Impairment of right-of-use assets and property, plant and equipment	—	13,200
Impairment of goodwill	—	76,501
Provision for net realizable value of inventory	1,006	952
Amortization of premiums (discounts), net and other non-cash transactions	(3,063)	(3,129)
Changes in operating assets and liabilities:
Accounts receivable	(2,412)	2,986
Inventory	(1,143)	(1,985)
Operating leases, net	(2,958)	(1,786)
Other assets	(976)	5,591
Accounts payable	(988)	(8,920)
Accrued expenses	1,856	1,640
Net cash used in operating activities	(47,888)	(51,915)
Cash flows from investing activities:
Purchases of investments	(105,059)	(107,012)
Maturities of investments	124,474	148,043
Purchases of property, plant and equipment	(157)	(433)
Net cash provided by investing activities	19,258	40,598
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	3	—
Proceeds from issuance of pre-funded warrant	30,000	—
Proceeds from sale of future royalties	15,000	—
Repurchase of common stock from Bristol-Myers Squibb	(3,000)	—
Net cash provided by financing activities	42,003	—
Effect of foreign exchange rates on cash and cash equivalents	(8)	45
Net increase (decrease) in cash and cash equivalents	13,365	(11,272)
Cash and cash equivalents at beginning of period	35,277	88,227
Cash and cash equivalents at end of period	$48,642	$76,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of March 31, 2024, we had approximately $326.0 million in cash and investments in marketable securities.

Financing Transactions

During the three months ended March 31, 2024, we entered into the following transactions:

•
On February 12, 2024, for total cash consideration paid of $3.0 million, we repurchased from Bristol Myers Squibb Company (BMS) 8.3 million shares of Nektar's common stock that were previously sold to BMS, which we report as treasury stock on our Condensed Consolidated Balance Sheets. See Note 6 for additional information.
•
On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P. (TCG), pursuant to which we issued a pre-funded warrant to TCG to purchase 25,000,000 shares of Nektar’s common stock for gross proceeds of $30.0 million (or a purchase price of $1.20 per share of common stock that can be issued upon exercise of the pre-funded warrant). See Note 5 for additional information.
•
On March 4, 2024, for total cash consideration received of $15.0 million, we entered into an amendment (the Amendment) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR) to remove the cap on royalties previously sold to HCR under a Purchase and Sale Agreement (the 2020 Purchase and Sale Agreement). See Note 3 for additional information.

Restructuring Plans

In April 2022, we announced the termination of the bempegaldesleukin program and a new strategic reorganization and cost restructuring plan (together, the 2022 Restructuring Plan), pursuant to which we completed an approximate 70% reduction of our workforce during 2022. We also decided to seek a sublease for certain of our leased premises in San Francisco, CA, including all of our office leased space on Third St. and portions of our office and laboratory space on Mission Bay Blvd. South.

In April 2023, we announced Eli Lilly and Company's (Lilly) decision to terminate our license agreement (the Lilly Agreement) for the development of rezpegaldesleukin, as well as a new strategic reprioritization and cost restructuring plan (the 2023 Restructuring Plan). Under the 2023 Restructuring Plan, we reduced our San Francisco-based workforce by approximately 60%. In addition, under the 2023 Restructuring Plan, we decided to seek a sublease for our remaining office and laboratory space on Mission Bay Blvd. South which we had not planned to sublease pursuant to the 2022 Restructuring Plan.

We have regained full rights to rezpegaldesleukin from Lilly, and we initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in October 2023 and a Phase 2b study of rezpegaldesleukin in patients with severe-to-very severe alopecia areata in March 2024. We will also explore other auto-immune indications for the development of rezpegaldesleukin.

We have incurred significant costs resulting from the 2022 and 2023 Restructuring Plans. See Note 7 for additional information on the effect on our Condensed Consolidated Financial Statements.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three months ended March 31, 2024 and 2023.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2023 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements.

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

Significant Concentrations

Our customers are primarily pharmaceutical companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable. We have not recorded reserves for credit losses for the three months ended March 31, 2024 and 2023, nor have recorded such an allowance as of March 31, 2024 or December 31, 2023.

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

Treasury Stock

We record treasury stock activities under the cost method. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The re-issuance of treasury stock is accounted for on a first in, first-out basis and any differences between the cost of treasury stock and the re-issuance proceeds are charged or credited to additional paid-in capital.

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

See Note 7 for additional information on the severance expense that we recognized for employees terminated in connection with our reductions-in-force.

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

See Note 8 for additional information regarding the impairment charges we recorded during the three months ended March 31, 2023 in connection with our goodwill.

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

See Note 7 for additional information regarding the impairment charges we recorded in connection with our leased facilities and certain property and equipment.

Net Loss per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including the pre-funded warrant, during the periods presented. Shares of common stock into which the pre-funded warrant may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. For the three months ended March 31, 2024 and 2023, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, restricted stock units (RSUs) and performance stock units (PSUs), as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Potentially dilutive securities	26,973	22,798

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$48,642	$35,277
Short-term investments	240,596	268,339
Long-term investments	36,778	25,825
Total cash and investments in marketable securities	$326,016	$329,441

Our portfolio of cash and investments in marketable securities includes (in thousands):

		March 31, 2024				December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$75,745	$2	$(163)	$75,584	$38,882
Corporate commercial paper	2	211,955	—	(261)	211,694	255,241
Obligations of U.S. government agencies	2	3,457	—	(3)	3,454	—
Available-for-sale investments		$291,157	$2	$(427)	$290,732	$294,123
Money market funds	1				15,959	2,359
Certificates of deposit	2				13,898	15,116
Cash	N/A				5,427	17,843
Total cash and investments in marketable securities					$326,016	$329,441

For the three months ended March 31, 2024 and 2023, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. At December 31, 2023, our gross unrealized gains and losses were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Inventory

Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$1,936	$1,861
Work-in-process	9,962	12,880
Finished goods	4,340	1,360
Total inventory, net	$16,238	$16,101

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

As of March 31, 2024 and December 31, 2023, we recorded a provision of $2.4 and $2.0 million, respectively, for the net realizable value of our batches. Our manufacturing agreement with UCB Pharma (UCB) provides for a fixed selling price which we had negotiated in exchange for a higher royalty rate. Accordingly, when evaluating the net realizable value of our inventory for UCB, we include the negotiated increase of the royalties in our analysis, and the aggregate revenue has historically been greater than our manufacturing cost. Due to the decreases in the royalty rate for 2024 and 2025 as a result of a settlement agreement with UCB, the aggregate revenue is expected to be less than our manufacturing cost, and therefore we recorded a provision for net realizable value.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development expenses	$4,767	$4,325
Non-trade receivables and other	1,816	1,047
Other prepaid expenses	4,160	4,407
Total other current assets	$10,743	$9,779

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$7,384	$5,553
Accrued clinical trial expenses	4,233	4,321
Liability to collaboration partners	1,310	2,678
Accrued contract termination costs	3,043	3,020
Other accrued expenses	8,311	6,590
Total accrued expenses	$24,281	$22,162

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and HCR, respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of March 31, 2024, our imputed interest rates for the arrangements with RPI and HCR were 30% and 19%, respectively.

The original 2020 Purchase and Sale Agreement was to expire -- and wherein the right to receive royalties would revert to us -- if HCR received aggregate royalties of $210.0 million on or prior to December 31, 2025 (the 2025 Threshold), or, if the 2025 Threshold was not achieved by December 31, 2025, when HCR received aggregate royalties of $240.0 million. On March 4, 2024, Nektar and HCR amended the original 2020 Purchase and Sale Agreement (the Amendment), pursuant to which the parties agreed to remove our reversionary rights in the royalties in exchange for a $15.0 million payment from HCR. Accordingly, HCR will receive all future royalties of the products, and none of these royalties will return to Nektar. We concluded that we should account for the Amendment as a modification of the existing arrangement, and therefore recorded the $15.0 million proceeds as an increase to the liability. We included the effects of the Amendment in determining our imputed interest rate of 19% as of March 31, 2024.

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$24,217	$88,408	$112,625
Non-cash royalty revenue	(6,944)	(8,564)	(15,508)
Non-cash interest expense	1,831	3,700	5,531
Amortization of transaction costs	—	209	209
Proceeds from the Amendment	—	15,000	15,000
Liabilities related to the sales of future royalties, net – ending balance	$19,104	$98,753	$117,857

Note 4 — Commitments and Contingencies

Legal Matters

From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at each reporting date and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of our operations for that period and on our cash flows and liquidity.

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Lilly alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. The case is proceeding.

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either March 31, 2024 or December 31, 2023.

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

Note 5 — Pre-Funded Warrant

In March 2024, we issued a pre-funded warrant to purchase an aggregate of 25,000,000 shares of our common stock to TCG at a price of $1.20 per share for gross proceeds of $30.0 million. Transaction costs were immaterial. The pre-funded warrant has an exercise price of $0.0001 per share and may be exercised at any time after the original issuance date. TCG may not exercise the warrant if TCG, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. TCG may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of March 31, 2024, the warrant has not been exercised.

We classified the pre-funded warrant as a component of permanent equity in our Condensed Consolidated Balance Sheets as it is a freestanding financial instrument that was immediately exercisable, does not embody an obligation for the Company to repurchase its own shares and permits the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrant have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrant.

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

Eli Lilly and Company (Lilly): Rezpegaldesleukin (previously referred to as NKTR-358)

On July 23, 2017, we entered into a worldwide license agreement (the Lilly Agreement) with Lilly to co-develop rezpegaldesleukin, a novel immunological drug candidate that we invented, pursuant to which we received an initial payment of $150.0 million and were eligible for up to $250.0 million in additional development and regulatory milestones. The Lilly Agreement provided that, during Phase 1B and Phase 2 development, we shared development costs wherein 75% of the costs were borne by Lilly and 25% of the costs were borne by us.

On April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement. We have regained full rights to rezpegaldesleukin from Lilly, and the Lilly Agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We initiated a Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis in October 2023 and a Phase 2b study of rezpegaldesleukin in patients with severe-to-very severe alopecia areata in March 2024. We will also explore other auto-immune indications for the development of rezpegaldesleukin.

Bristol-Myers Squibb Company (BMS): Bempegaldesleukin, also referred to as NKTR-214

Effective April 3, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) and a Share Purchase Agreement with BMS. Pursuant to the BMS Collaboration Agreement, we and BMS jointly developed bempegaldesleukin in combination with BMS’ Opdivo®. The parties shared the internal and external development costs for bempegaldesleukin in combination regimens based on each party’s relative ownership interest in the compounds included in the regimens.

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

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing percentages described above, we recognize the net reimbursement to (from) BMS as an increase (decrease) to the applicable expense. As discussed in Note 7, beginning in the second quarter of 2022, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program. For the three months ended March 31, 2024, such amounts are immaterial and are included in research and development expense.

Other

We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $16.9 million for the three months ended March 31, 2023, and totaled $15.5 million for the three months ended March 31, 2024, represents revenue for granting licenses which we had satisfied in prior periods.

Additionally, we have a collaboration agreement for a product under development, under which we are entitled to up to a total of $40.0 million of regulatory milestones, as well as royalties based on net sales of commercialized products, if any. However, given the current phase of development of the potential product under this collaboration agreement, we cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all development milestones from the transaction price for this agreement.

Note 7 — Restructuring, Impairment and Costs of Terminated Program, and Impairment of Goodwill

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
•
Non-cash impairment of right-of-use assets and property, plant and equipment; and
•
Contract termination and other costs associated with these plans.

Restructuring, impairment and costs of terminated program includes the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$—	$1,598
Severance and benefit expense	—	5,483
Impairment of right-of-use assets and property, plant and equipment	—	13,200
Contract termination and other restructuring costs	975	912
Restructuring, impairment and other costs of terminated program	$975	$21,193

Wind Down of the Bempegaldesleukin Program

In prior periods through March 31, 2022, we reported the clinical trial costs, other third-party costs and employee costs related to the bempegaldesleukin program primarily in research and development expense. Beginning in the second quarter of

2022, following our announcement to terminate the program, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program. For the three months ended March 31, 2024, such amounts are immaterial and are included in research and development expense.

Severance and Benefit Expense

Employees affected by the reduction in force under the 2022 and 2023 Restructuring Plans are entitled to receive severance payments and certain Company funded benefits. The restructuring charges are recorded at fair value.

For the 2022 Restructuring Plan, we recognized all expense in 2022 and paid the final liability of $3.3 million in the three months ended March 31, 2023.

For the 2023 Restructuring Plan, we recognized a liability of $5.5 million of severance and benefit expense as of March 31, 2023, reflecting severance and benefits which the employees had vested into and for which payment was probable and reasonably estimable as of March 31, 2023. We recognized $7.9 million in total expense in 2023 for the 2023 Restructuring Plan and paid the final liability of $0.2 million in the three months ended March 31, 2024.

We do not expect to recognize any additional severance and benefits expense for the 2022 and 2023 Restructuring Plans.

The following table provides details regarding the severance and benefit expense for the three months ended March 31, 2024 pursuant to the 2023 Restructuring Plan and a reconciliation of the severance and benefits liability for the three months ended March 31, 2023 pursuant to the 2022 and 2023 Restructuring Plans, which we report within accrued expenses on our Condensed Consolidated Balance Sheet (in thousands):

	Three Months Ended March 31, 2023
	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2022	$—	$3,299	$3,299
Expense recognized during the period	5,483	—	5,483
Payments during the period	—	(3,299)	(3,299)
Liability balance as of March 31, 2023	$5,483	$—	$5,483

	Three Months Ended March 31, 2024
	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2023	$196	$—	$196
Expense recognized during the period	—	—	—
Payments during the period	(196)	—	(196)
Liability balance as of March 31, 2024	$—	$—	$—

Impairment of Long-Lived Assets

As a result of our 2022 and 2023 Restructuring Plans, we decided to seek a sublease for all of our leased spaces on Third Street and Mission Bay Blvd. South. Accordingly, we evaluate each space for impairment when management decides to sublease the respective space and at each reporting date thereafter, as facts and circumstances change. The significant assumptions in our impairment analysis relate to sublease income, including the length of time to enter into a sublease, sublease rental payments, free rent periods, tenant improvement allowances and broker commissions. When available, we use sublease negotiations or agreements, but in the absence of such information, we develop our own subjective estimates based on current real estate trends and market conditions. Accordingly, our estimates are subject to significant risk, and the terms of sublease agreements, if any, and the resulting amount and timing of sublease income, if ever realized, may be materially different than our estimates.

As part of our evaluation of each sublease space, we separately compare the estimated undiscounted sublease income, as described above, for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). If such sublease income exceeds the net book value of the sublease assets, we do not record an impairment charge. Otherwise, we record an impairment charge by reducing the net book value of the sublease assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 7.9%, for the three months ended March 31, 2023.

During the three months ended March 31, 2023, we recorded an impairment charge for our remaining office and laboratory leased space in our Mission Bay Blvd. South facility which we decided to sublease under the 2023 Restructuring Plan. We also recorded impairment charges for certain excess laboratory equipment which we subsequently sold in 2023.

During the three months ended March 31, 2024, while we continue to seek subleases for our office lease space on Third. St. and our office and laboratory lease space on Mission Bay Blvd. South, we recorded no impairment charges during the three months ended March 31, 2024.

The following is a reconciliation of the impairment charges we recorded for the three months ended March 31, 2023, including the net book values of the sublease assets before the impairment and the fair values of the sublease assets (in thousands):

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

Contract Termination and Other Costs

We have incurred significant contract termination costs in connection with our 2022 Restructuring Plan. Because we adjust this liability at fair value at each reporting date, we continue to recognize expense as our estimates change until settlement.

The following are reconciliations of the contract termination and other costs for the 2022 Restructuring Plan for the three months ended March 31, 2024 and 2023. We report $3.0 million within accrued expenses and the remaining within other long-term liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

	For the Three Months Ended March 31,
	2024	2023
Liability balances as of December 31, 2023 and December 31, 2022, respectively	$5,542	$7,710
Expense recognized during the period	975	878
Payments during the period	(928)	(1,095)
Liability balances as of March 31, 2024 and March 31, 2023, respectively	$5,589	$7,493

Note 8 — Impairment of Goodwill

During the three months ended March 31, 2023, our stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, we assessed our long-lived assets, including our property, plant and equipment, right-of-use assets and goodwill, for impairment.

As part of our long-lived asset impairment analysis, we first assessed which long-lived assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets. We concluded that the sublease assets, for which we recognized significant impairment charges during 2022 and 2023, including for the three months ended March 31, 2023, are independent of our entity-wide group. See Note 7 for additional information regarding impairment charges that we have recorded for our sublease assets, as well as certain property, plant and equipment that we subsequently sold.

We next evaluated our remaining long-lived assets for impairment and performed a recoverability test using the undiscounted cash flows approach. We did not recognize any additional impairment charges on the remaining long-lived assets.

Finally, we measured the fair value of our reporting unit utilizing both income and market approaches for our entity-wide asset impairment analysis. Based on this analysis, we wrote off all of our goodwill, resulting in a non-cash impairment charge of $76.5 million which we reported as impairment of goodwill in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively.

Note 9 — Stock-Based Compensation

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$633	$812
Research and development	2,280	4,146
General and administrative	3,087	5,061
Total stock-based compensation	$6,000	$10,019

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

On October 13, 2023, we announced final efficacy data from a Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) at the European Academy of Dermatology and Venereolgy conference. The final efficacy data from the Phase 1b AD study showed that patients with moderate-to-severe atopic dermatitis that were treated with rezpegaldesluekin had dose-dependent improvements in the eczema area and severity index (EASI), validated investigated global assessment (vIGA), body surface area (BSA), and itch numeric rating scale (NRS) over twelve weeks of treatment compared to placebo, which were sustained post-treatment over an additional thirty-six weeks. Rezpegaldesleukin was well tolerated with no patients in the rezpegaldesleukin groups experiencing severe, serious, or fatal adverse events, and no anti-rezpegaldesleukin antibodies were detected.

In late October 2023, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and in Mach 2024, we initiated a Phase 2b clinical study in patients with severe-to-very severe alopecia areata. We also plan to explore other auto-immune indications for the development of rezpegaldesleukin. We developed rezpegaldesleukin and currently own full rights to this drug candidate. Although we previously entered into a license agreement with Eli Lilly and Company in 2017 (the Lilly Agreement) to develop and commercialize rezpegaldesleukin, on April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement, and on April 27, 2023, we announced that we would be regaining full rights to rezpegaldesleukin.

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

We initiated a Nektar-sponsored Phase 2 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, and the Fred Hutchinson Cancer Center is evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma as an investigator sponsored study. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We expect to receive topline data from this study in the second half of 2024. We entered into a new clinical study collaboration with AbelZeta Pharma, Inc. (AbelZeta) (formerly known as CBMG Holdings) to study NKTR-255 in combination with its C-TIL051, a tumor-infiltrating lymphocyte (TIL) therapy, in advanced non-small cell lung cancer (NSCLC) patients that are relapsed or refractory to anti-PD-1 therapy. Under the collaboration, we will contribute NKTR-255 and AbelZeta will add NKTR-255 to its ongoing AbelZeta-sponsored Phase 1 clinical trial. We also have an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. Our lead research program, NKTR-0165, is our preclinical tumor necrosis factor (TNF) receptor type II (TNFR2) agonist asset, which we believe is a unique bivalent antibody that selectively stimulates TNFR2 receptor activity, without modulation of the TNFR1 signaling. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. TNFR-2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. Our focus on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be developed for treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. We are carrying out Investigational New Drug (IND) enabling studies for this program in 2024, after having exercised an option in December 2023 to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021.

We have historically derived substantially all of our revenue and significant amounts of research and development operating capital from our collaboration agreements. In addition to payments received under the Lilly Agreement, we have received upfront and milestone payments and cost-sharing reimbursements under a number of other previous collaboration agreements, and certain of our collaboration partners have borne substantial costs of developing our drug candidates. Following the return of our rights to develop rezpegaldesleukin from Lilly, unless we enter into a new collaboration agreement, we will bear all the costs of developing our pipeline drug candidates, other than our clinical collaborations for NKTR-255 described above.

Several of our historical collaboration agreements have resulted in approved drugs, for which we may continue to manufacture the polymer reagents used in the production of the drug products and may be entitled to royalties for net sales of these approved drugs. However, we have sold our rights to receive royalties under these arrangements, including:

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
•
2020 Purchase and Sale Agreement: In December 2020, we sold our rights, subject to a cap, to receive royalties from MOVANTIK® / MOVENTIG® (for the treatment of opioid-induced constipation), ADYNOVATE® / ADYNOVI® (a half-life extension product of Factor VIII) and other hemophilia products, under our arrangements with

AstraZeneca AB, Baxalta, Inc. (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.), and Novo Nordisk A/S, respectively, for $150.0 million to entities managed by Healthcare Royalty Management, LLC (HCR) under a capped sale arrangement, such that all future royalties return to Nektar if HCR receives $210.0 million in royalties by December 31, 2025 (the 2025 Threshold) or $240.0 million if the 2025 Threshold is not met. On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for $15.0 million. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At March 31, 2024, we had approximately $326.0 million in cash and investments in marketable securities.

Results of Operations

The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended March 31,		$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	2024	2023
Revenue:
Product sales	$6,034	$4,718	$1,316	28%
Non-cash royalty revenue related to sales of future royalties	15,508	16,861	(1,353)	(8)%
License, collaboration and other revenue	97	15	82	547%
Total revenue	21,639	21,594	45	0%
Operating costs and expenses:
Cost of goods sold	8,534	7,060	1,474	21%
Research and development	27,408	30,469	(3,061)	(10)%
General and administrative	20,149	21,081	(932)	(4)%
Restructuring, impairment and costs of terminated program	975	21,193	(20,218)	(95)%
Impairment of goodwill	—	76,501	(76,501)	(100)%
Total operating costs and expenses	57,066	156,304	(99,238)	(63)%
Loss from operations	(35,427)	(134,710)	99,283	(74)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(5,531)	(6,405)	874	(14)%
Interest income	4,220	4,335	(115)	(3)%
Other income (expense), net	(99)	(301)	202	(67)%
Total non-operating income (expense), net	(1,410)	(2,371)	961	(41)%
Loss before provision for income taxes	(36,837)	(137,081)	100,244	(73)%
Provision (benefit) for income taxes	(35)	(63)	28	(44)%
Net loss	$(36,802)	$(137,018)	$100,216	(73)%

Revenue

Our revenue has historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners.

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

We have a manufacturing arrangement with UCB that includes a fixed price which is less than the fully burdened manufacturing cost for the reagent, and we expect this situation to continue in future years. As a result of this arrangement, gross margin was negative for the periods presented.

For three months ended March 31, 2024 and 2023, we recorded provisions of $1.0 million and $0.7 million, respectively, for the net realizable value of our batches as an increase to cost of goods sold. Our manufacturing agreement with UCB provides for a fixed price which we had negotiated in exchange for a higher royalty rate. Accordingly, when evaluating the net realizable value of our inventory for UCB, we include the negotiated increase of the royalties in our analysis, and the aggregate revenue has historically been greater than our manufacturing cost. Due to the decreases in the royalty rates for 2024 and 2025 as a result of a settlement agreement with UCB, the aggregate revenue is expected to be less than our manufacturing cost, and therefore we recorded a provision for net realizable value. As of March 31, 2024, we have recorded the resulting provision of $2.4 million. We expect the provision to increase further in 2024 because the further decrease in the royalty rate for 2025 will further decrease the aggregate revenue and therefore decrease the net realizable value of the inventory.

•
Non-cash royalty revenue and Non-cash interest expense: We recognize non-cash royalty revenue and non-cash interest expense resulting from royalties on several products for which we had previously sold our rights to receive royalties under the 2012 and 2020 Purchase and Sale Agreements. These non-cash revenues and expenses have no effect on our cash flows, and we do not consider them material to our operations.

On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for a $15.0 million payment to Nektar. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

We expect non-cash royalty revenue to decrease for full year 2024 as compared to 2023 due to the decrease in the royalty rate from UCB, and we expect non-cash interest expense to decrease as a result of the lower liability balance.

•
License, collaboration and other revenue: License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements. The amount of revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. License, collaboration and other revenue was not material for the periods presented or for the full year 2023, and we do not expect to recognize significant revenue for the full year 2024.

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

Research and development expense decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily reflecting a decrease in employee costs and related facilities costs and a decrease in development expense for NKTR-255, partially offset by an increase in expense for the development of rezpegaldesleukin and NKTR-0165. However, we expect research and development expense in total to increase in 2024 as compared to 2023 primarily due to the increased expense for the development of rezpegaldesleukin in two Phase 2b trials. Additionally, beginning in the three months ended March 31, 2024, we began reporting, as research and development expense, the costs of winding down the bempegaldesleukin program, which was previously reported in restructuring, impairment and costs of terminated program, as the amounts are immaterial.

As discussed in Note 7 to our Condensed Consolidated Financial Statements, pursuant to our 2023 Restructuring Plan, we reduced our San Francisco-based workforce by approximately 60%, which was substantially completed by June 2023. Additionally, pursuant to the 2023 Restructuring Plan, we decided to sublease our remaining office and laboratory space on Mission Bay Blvd. South, and therefore we ceased recording a portion of the related lease expense as research and development expense after June 2023 upon completing the reduction in force. We expect employee costs and allocations of facilities-related costs to decrease for full year 2024 as compared to 2023 for these same reasons.

Research and development expense for rezpegaldesleukin increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to the initiation of the Phase 2b study in patients with moderate-to-severe atopic dermatitis in October 2023 and the Phase 2b study in patients with severe-to-very severe alopecia areata in March 2024. We expect the costs of development of rezpegaldesleukin to increase significantly for full year 2024 as compared to 2023 due to these Phase 2b studies.

Research and development expense for NKTR-255 decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, as our development activities in 2024 are reduced compared to the prior period, and we expect development expense for full year 2024 to decrease as compared to 2023 for this same reason. Our development expense for NKTR-255 includes the Nektar-sponsored Phase 2 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, the Fred Hutchinson Cancer Center investigator-sponsored study evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma, our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study, and an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

In December 2023, for our NKTR-0165 program, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. Research and development expense for NKTR-0165 increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, as we conduct IND enabling studies for this program in 2024, and we expect development expense for NKTR-0165 to increase for full year 2024 as compared to 2023 for the same reason.

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

Furthermore, our strategy includes the potential of entering into collaborations with third parties to participate in the development and commercialization of some of our drug candidates, or clinical collaborations where we would share costs and operational responsibility with a partner. In certain situations, the clinical development program and process for a drug candidate and the estimated completion date will largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our drug candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

General and Administrative Expense

General and administrative expense includes the cost of administrative staffing, finance and legal activities, including certain overhead allocations consisting of support and facilities-related costs. Additionally, general and administrative expense includes our lease and other facilities expenses for spaces we have sublet or are seeking to sublease, net of sublease income. General and administrative expense decreased slightly for the three months ended March 31, 2024, as compared to the three months ended March 31, 3023, reflecting a decrease in employee costs, partially offset by a reduction of facilities costs allocated to research and development expense. As discussed in Note 7 to our Condensed Consolidated Financial Statements, pursuant our 2023 Restructuring Plan, we reduced our San Francisco-based workforce by approximately 60%, which we substantially completed by June 2023. As discussed above, as a result of the reduction in force and our decision to seek a sublease for our remaining space in our Mission Bay Blvd. South facility, we ceased recording the related facilities expense as research and development expense after June 2023, resulting in an increase to general and administrative expense.

We expect general and administrative expense will decrease slightly for full year 2024 as compared to 2023.

Restructuring, Impairment and Costs of Terminated Program

As discussed in Note 7 to our Condensed Consolidated Financial Statements, we have incurred significant costs as a result of our 2022 and 2023 Restructuring Plans. In connection with these events, we reported the following costs in restructuring, impairment and costs of terminated program as further described and disclosed in Note 7 to our Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended March 31,
	2024	2023
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$—	$1,598
Severance and benefit expense	—	5,483
Impairment of right-of-use assets and property, plant and equipment	—	13,200
Contract termination and other restructuring costs	975	912
Restructuring, impairment and other costs of terminated program	$975	$21,193

•
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program: We recognized $5.5 million for the full year of 2023 for the wind down of the bempegaldesleukin program. Because the amounts have become immaterial, we report these costs within research and development expense for 2024.
•
Severance and benefits expense: We recognized $7.9 million for severance and benefit expense in 2023 for the 2023 Restructuring Plan. We do not expect to recognize expense for the 2023 Restructuring Plan in 2024.
•
Impairment of right-of-use assets and property, plant and equipment: We recognized $35.3 million in non-cash impairment charges for the full year 2023, primarily for office and laboratory space on Mission Bay Blvd. South and our office space on Third St., reflecting deteriorations in both the laboratory and office lease markets. While we continue to seek subleases for our remaining spaces, we will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases, and we may record non-cash impairment charges in future periods as these estimates change.
•
Contract termination and other restructuring charges: We recognized $2.0 million in contract termination and other restructuring costs for the full year 2023, primarily resulting from our 2022 Restructuring Plan. We will continue to recognize expense as our estimates change until final settlement.

Impairment of Goodwill

As discussed in Note 8 to our Condensed Consolidated Financial Statements, during the three months ended March 31, 2023, our stock price and resulting market capitalization experienced a significant, sustained decline. As a result, we measured the fair value of the Company based on income and market approaches. Based on this analysis, we wrote off all of our goodwill in the three months ended March 31, 2023. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively.

Interest Income

Interest income was consistent for the periods presented, reflecting an increase in interest rates offset by a decrease in our investment balances. We expected interest income to decrease for 2024 due to lower investment balances as we fund our operations.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of March 31, 2024, we had approximately $326.0 million in cash and investments in marketable securities. During the three months ended March 31, 2024, we entered into the following transactions:

•
On February 12, 2024, for total cash consideration paid of $3.0 million, we repurchased the 8.3 million shares previously sold to BMS. See Note 6 to our Condensed Consolidated Financial Statements for additional information.
•
On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P., pursuant to which we issued a pre-funded warrant to TCG to purchase an aggregate 25,000,000 shares of Nektar’s common stock at a price of $1.20 per share for gross proceeds of $30.0 million. See Note 5 to our Condensed Consolidated Financial Statements for additional information.
•
On March 4, 2024, for total cash consideration received of $15.0 million, Nektar entered into an amendment with HCR to remove the cap under the 2020 Purchase and Sale Agreement. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.

We expect the clinical development of our drug candidates, including rezpegaldesleukin and NKTR-255, will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with BMS, development cost reimbursements from BMS, and a $150.0 million upfront payment from Lilly for our collaboration agreement for rezpegaldesleukin. Additionally, certain of our collaboration partners have borne substantial costs of developing our drug candidates. Following the return of our rights to develop rezpegaldesleukin from Lilly, however, unless we enter into a new collaboration agreement, we bear all the costs of developing our pipeline drug candidates, other than our collaborations for NKTR-255 described above.

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

As a result of our 2022 and 2023 Restructuring Plans, we are seeking to sublease all of our laboratory and office space on Mission Bay Blvd. South and our office space on Third St., and we have current subleases for a portion of our laboratory and office spaces on Mission Bay Blvd. South. The San Francisco Bay Area office lease market has been negatively impacted by economic uncertainties, particularly impacting the technology industry, and the change in work habits following the COVID-19 pandemic, as employees continue to work remotely. Accordingly, for our vacant office space on Third St., there is significant uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. While the San Francisco Bay Area life sciences lease market remained strong during 2022, it has weakened during 2023 and 2024, including a significant increase in available leasable space in the San Francisco Bay Area. Accordingly, there is increased uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any.

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

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2024 and 2023 totaled $47.9 million and $51.9 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase for 2024 as compared to 2023 due to the development of rezpegaldesleukin in the Phase 2b trials discussed above.

Cash flows from investing activities

During the three months ended March 31, 2024 and 2023, the maturities and sales of our investments, net of purchases, totaled $19.4 million and $41.0 million, respectively, which we used to fund our operations. Our other investing activities were not significant for the periods presented.

Cash flows from financing activities

Other than the three financing activities described above during the three months ended March 31, 2024, our cash flows from financing activities for the three months ended March 31, 2024 and 2023 were not significant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2024 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in systemic lupus erythematosus (SLE) conducted by Lilly did not meet the study’s primary endpoint and that Lilly does not intend to advance rezpegaldesleukin to Phase 3 development in SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the collaboration agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We have initiated two Phase 2b rezpegaldesleukin studies: one in patients with moderate-to-severe atopic dermatitis, and another in patients with severe-to-very severe alopecia areata. We will also explore other auto-immune indications for the development of rezpegaldesleukin. While we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional materials that Lilly has not yet transferred to us. In the event Lilly fails to promptly and completely transfer to us any additional needed materials or we are not able to independently source these materials, the continued clinical development of rezpegaldesleukin and our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.

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

•
partners may terminate their agreements with us unilaterally for any or no reason, in some cases with the payment of a termination fee penalty and in other cases with no termination fee penalty; and
•
partners may respond to natural disasters or health epidemics by ceasing all or some of their development responsibilities (including the responsibility to clinical develop our drug candidates).

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

As of March 31, 2024, we had cash and investments in marketable securities valued at approximately $326.0 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

For the three months ended March 31, 2024, we reported a net loss of $36.8 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary biologic candidates and the regulatory approval and market success of our biologic candidates. We may not be able to achieve and sustain profitability.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 250 U.S. and 1,100 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic’s commercialization, the patent may only provide a short period of protection following the commercialization of the covered product. In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Lilly alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. The case is proceeding.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at March 31, 2024.

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

Our stock price is volatile. During the three months ended March 31, 2024, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $0.49 to $0.96 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years. In addition, as a result of our lower stock price, we are no longer a well-known seasoned issuer, which otherwise would allow us to, among other things, file automatically effective shelf registration statements. As a result, any attempt to access the public capital markets will be more expensive and subject to delays. Additionally, if our common stock does not maintain a closing bid price of $1.00 per share in order to comply with the continued listing standards of the Nasdaq Capital Market, our common stock may become delisted, which could adversely affect our stock price, the flexibility of our investors to sell our common stock in the secondary market, and our ability to raise capital.

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

As part of our business, we collect, store and transmit large amounts of confidential information, proprietary or other sensitive information, including intellectual property and personal data. Despite the implementation of security measures, our internal computer systems and infrastructure or those of our partners, vendors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other contractors and consultants are vulnerable to loss, damage, compromise, interruption, denial-of-service, unauthorized access, or misappropriation. Cyber incidents have been increasing in frequency, levels of persistence, sophistication and intensity, and can include unauthorized activity by our employees, contractors and other third parties, as well as by third parties who use cyberattack techniques involving malware, hacking and phishing, social engineering and business email compromises, among others. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of an increase in the number of employees who adopted a remote working environment during and following the COVID-19 pandemic, which may be less secure and more susceptible to hacking attacks or other security compromises or breaches. Our information technology systems and infrastructure, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to natural disasters, terrorism, war, telecommunication and electrical failures and the types of interruption, compromise and damage described above. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss or misappropriation of preclinical data or data from any clinical trial involving our biologic candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure or misuse of our trade secrets, personal data or other confidential and/or proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate, mitigate and remediate cybersecurity incidents or compromises and comply with applicable legal obligations, including breach notification obligations to individuals, regulators, partners and others, could be significant and our reputation could be materially damaged. We could also be exposed to litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities, including fines, penalties, and other legal and financial exposure and liabilities.

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

As a result of global economic and political conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. Our ability to conduct clinical trials in regions experiencing political or civil unrest could negatively affect clinical trial enrollment or the timely completion of a clinical trial. We believe the aforementioned economic conditions have led and could continue to lead to reduced demand for our and our collaboration partners’ drug products, which could have a material adverse effect on our product sales, business and results of operations

Further, with rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs that result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the U.S. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2024, other than the issuance of the pre-funded warrant to TCG and the repurchase of the shares issued to BMS as disclosed in Notes 5 and 7, respectively, to our Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 8, 2024, Myriam J. Curet, M.D., F.A.C.S, a member of the Board of Directors (the “Board”) of the Company, decided to resign from her Board service and provided notice of her resignation from the Board as a Class I director and all committees thereof effective at the conclusion of the Company’s 2024 annual meeting of stockholders taking place on June 5, 2024; her resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. The Company thanks Dr. Curet for her approximately five years of service as a director and wishes her well in her future endeavors.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, our directors and officers adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name	Title	Action	Adoption / Termination Date	Rule 10b5-1(1)	Non - Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Robert Chess	Director	Adopt	March 14, 2024	X		up to 19,500	July 15, 2024

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(6)	Amendment No. 1 to Purchase and Sale Agreement, dated December 16, 2020, by and between entities managed by Healthcare Royalty Management, LLC and Nektar Therapeutics.+

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.INS(6)	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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
Date: May 9, 2024