Form 10-Q
period 2024-06-30
NEKTAR THERAPEUTICS
filed 2024-08-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 184,079,479 on August 2, 2024.

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
o
clinical trials for any of our drug candidates could be delayed for a variety of reasons, including delays associated with activating clinical sites and lower than anticipated patient enrollment rates, which are often outside of our control; and
o
we depend on third parties to conduct laboratory experiments, preclinical studies and clinical trials for our drug candidates and any failure of those parties to fulfill their obligations according to our instructions and protocol standards could harm our research and development plans and adversely affect our business.
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
•
Risks Related to our Collaboration Partners:
o
we are highly dependent on advancing rezpegaldesleukin in clinical trials, and while we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, our ability to perform important development and regulatory activities will be significantly harmed if Eli Lilly and Company fails to continue to cooperate with us in the transfer of all materials associated with the rezpegaldesleukin program; and
o
we may rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our drug candidates and any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our drug candidates may delay or impair our ability to enter into collaboration agreements, obtain regulatory approval and commercialize for our drug candidates.

In addition to the above-mentioned risks, our business is subject to a number of additional risks faced by businesses generally.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$27,940	$35,277
Short-term investments	243,295	268,339
Accounts receivable	1,196	1,205
Inventory, net	14,465	16,101
Other current assets	8,292	9,779
Total current assets	295,188	330,701
Long-term investments	19,405	25,825
Property, plant and equipment, net	15,187	18,856
Operating lease right-of-use assets	9,240	18,007
Other assets	4,314	4,644
Total assets	$343,334	$398,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,475	$9,848
Accrued expenses	29,514	22,162
Operating lease liabilities, current portion	21,337	19,259
Total current liabilities	57,326	51,269
Operating lease liabilities, less current portion	90,763	98,517
Liabilities related to the sales of future royalties, net	107,506	112,625
Other long-term liabilities	8,051	4,635
Total liabilities	263,646	267,046
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at June 30, 2024 or December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 192,346 shares and 191,384 shares issued at June 30, 2024 and December 31, 2023, respectively; 184,061 shares and 191,384 shares outstanding at June 30, 2024 and December 31, 2023, respectively;	19	19
Capital in excess of par value	3,649,577	3,608,137
Treasury stock, at cost; 8,285 shares as of June 30, 2024 and none as of December 31, 2023, respectively	(3,000)	—
Accumulated other comprehensive income (loss)	(494)	80
Accumulated deficit	(3,566,414)	(3,477,249)
Total stockholders’ equity	79,688	130,987
Total liabilities and stockholders’ equity	$343,334	$398,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product sales	$6,640	$4,658	$12,674	$9,376
Non-cash royalty revenue related to the sales of future royalties	16,790	15,832	32,298	32,693
License, collaboration and other revenue	59	9	156	24
Total revenue	23,489	20,499	45,128	42,093
Operating costs and expenses:
Cost of goods sold	9,740	6,994	18,274	14,054
Research and development	29,724	29,681	57,132	60,150
General and administrative	20,510	17,869	40,659	38,950
Restructuring, impairment, and costs of terminated program	13,289	16,554	14,264	37,747
Impairment of goodwill	—	—	—	76,501
Total operating costs and expenses	73,263	71,098	130,329	227,402
Loss from operations	(49,774)	(50,599)	(85,201)	(185,309)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(6,408)	(6,152)	(11,939)	(12,557)
Interest income	3,901	4,846	8,121	9,181
Other income (expense), net	(36)	736	(135)	435
Total non-operating income (expense), net	(2,543)	(570)	(3,953)	(2,941)
Loss before provision for income taxes	(52,317)	(51,169)	(89,154)	(188,250)
Provision (benefit) for income taxes	46	(47)	11	(110)
Net loss	$(52,363)	$(51,122)	$(89,165)	$(188,140)

Basic and diluted net loss per share	$(0.25)	$(0.27)	$(0.44)	$(0.99)
Weighted average shares outstanding used in computing basic and diluted net loss per share	208,828	189,656	201,787	189,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(52,363)	$(51,122)	$(89,165)	$(188,140)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(90)	244	(565)	1,331
Net foreign currency translation gain (loss)	(1)	(1,013)	(9)	(874)
Other comprehensive income (loss)	(91)	(769)	(574)	457
Comprehensive loss	$(52,454)	$(51,891)	$(89,739)	$(187,683)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	188,560	$19	$—	$—	$3,574,719	$(6,907)	$(3,201,193)	$366,638
Shares issued under equity compensation plans	675	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,019	—	—	10,019
Comprehensive income (loss)	—	—	—	—	—	1,226	(137,018)	(135,792)
Balance at March 31, 2023	189,235	$19	$—	$—	$3,584,738	$(5,681)	$(3,338,211)	$240,865
Shares issued under equity compensation plans	884	—	—	—	18	—	—	18
Stock-based compensation	—	—	—	—	7,966	—	—	7,966
Comprehensive income (loss)	—	—	—	—	—	(769)	(51,122)	(51,891)
Balance at June 30, 2023	190,119	$19	$—	$—	$3,592,722	$(6,450)	$(3,389,333)	$196,958

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	191,384	$19	—	$—	$3,608,137	$80	$(3,477,249)	$130,987
Shares issued under equity compensation plans	525	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	6,000	—	—	6,000
Repurchase of common stock from Bristol-Myers Squibb	(8,285)	—	8,285	(3,000)	—	—	—	(3,000)
Issuance of prefunded warrant	—	—	—	—	30,000	—	—	30,000
Comprehensive income (loss)	—	—	—	—	—	(483)	(36,802)	(37,285)
Balance at March 31, 2024	183,624	$19	$8,285	$(3,000)	$3,644,140	$(403)	$(3,514,051)	$126,705
Shares issued under equity compensation plans	437	—	—	—	19	—	—	19
Stock-based compensation	—	—	—	—	5,418	—	—	5,418
Comprehensive income (loss)	—	—	—	—		(91)	(52,363)	(52,454)
Balance at June 30, 2024	184,061	$19	8,285	$(3,000)	$3,649,577	$(494)	$(3,566,414)	$79,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(89,165)	$(188,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(32,298)	(32,693)
Non-cash interest expense on liabilities related to the sales of future royalties	11,939	12,557
Stock-based compensation	11,418	17,985
Depreciation and amortization	3,066	4,468
Deferred income tax expense	19	(1,839)
Impairment of right-of-use assets and property, plant and equipment	8,329	26,455
Impairment of goodwill	—	76,501
Provision for net realizable value of inventory	2,567	1,252
Amortization of premiums (discounts), net and other non-cash transactions	(5,647)	(8,150)
Changes in operating assets and liabilities:
Accounts receivable	9	4,646
Inventory	(931)	(2,739)
Operating leases, net	(4,196)	(3,717)
Other assets	1,817	7,902
Accounts payable	(3,266)	(9,997)
Accrued expenses	10,749	(7,929)
Net cash used in operating activities	(85,590)	(103,438)
Cash flows from investing activities:
Purchases of investments	(173,504)	(249,724)
Maturities of investments	210,087	316,088
Purchases of property, plant and equipment	(343)	(595)
Net cash provided by investing activities	36,240	65,769
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	22	18
Proceeds from issuance of pre-funded warrant	30,000	—
Proceeds from sale of future royalties	15,000	—
Repurchase of common stock from Bristol-Myers Squibb	(3,000)	—
Net cash provided by financing activities	42,022	18
Effect of foreign exchange rates on cash and cash equivalents	(9)	152
Net increase (decrease) in cash and cash equivalents	(7,337)	(37,499)
Cash and cash equivalents at beginning of period	35,277	88,227
Cash and cash equivalents at end of period	$27,940	$50,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of June 30, 2024, we had approximately $290.6 million in cash and investments in marketable securities.

Financing Transactions

During the six months ended June 30, 2024, we entered into the following transactions:

•
On February 12, 2024, for total cash consideration paid of $3.0 million, we repurchased from Bristol Myers Squibb Company (BMS) 8.3 million shares of Nektar's common stock that were previously sold to BMS, which we report as treasury stock on our Condensed Consolidated Balance Sheets. See Note 6 for additional information.
•
On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P. (TCG), pursuant to which we issued a pre-funded warrant to TCG to purchase 25,000,000 shares of Nektar’s common stock for gross proceeds of $30.0 million (or a purchase price of $1.20 per share of common stock that can be issued upon exercise of the pre-funded warrant). On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for the resale of up to 25,000,000 shares of Nektar’s common stock upon exercise of the pre-funded warrant issued to TCG pursuant to the Securities Purchase Agreement. The registration statement became effective on June 5, 2024. See Note 5 for additional information.
•
On March 4, 2024, for total cash consideration received of $15.0 million, we entered into an amendment (the Amendment) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR) to remove the cap on royalties previously sold to HCR under a Purchase and Sale Agreement (the 2020 Purchase and Sale Agreement). See Note 3 for additional information.

Restructuring Plans

In April 2022, we announced the termination of the bempegaldesleukin program and a new strategic reorganization and cost restructuring plan (together, the 2022 Restructuring Plan), pursuant to which we completed an approximate 70% reduction of our workforce during 2022. We also decided to seek a sublease for certain of our leased premises in San Francisco, CA, including all of our office space on Third St. and portions of our office and laboratory space on Mission Bay Blvd. South.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three and six months ended June 30, 2024 and 2023 except as otherwise disclosed below in Note 3.

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

Significant Concentrations

Our customers are primarily pharmaceutical companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable. We have not recorded reserves for credit losses for the three and six months ended June 30, 2024 and 2023, nor have recorded such an allowance as of June 30, 2024 or December 31, 2023.

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
•
one-time employee termination benefits on the communication date from management to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn; and
•
contract termination costs for costs incurred when we cancel the contract in accordance with its terms, or for costs to be incurred over the remaining contract term without economic benefit to us at the cease-use date.

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

Net Loss per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including the pre-funded warrant, during the periods presented. Shares of common stock into which the pre-funded warrant may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. For the three and six months ended June 30, 2024 and 2023, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, restricted stock units (RSUs) and performance stock units (PSUs), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Potentially dilutive securities	26,396	21,317	26,685	22,049

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$27,940	$35,277
Short-term investments	243,295	268,339
Long-term investments	19,405	25,825
Total cash and investments in marketable securities	$290,640	$329,441

Our portfolio of cash and investments in marketable securities includes (in thousands):

		June 30, 2024				December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$88,822	$3	$(258)	$88,567	$38,882
Corporate commercial paper	2	166,404	—	(257)	166,147	255,241
Obligations of U.S. government agencies	2	3,482	—	(3)	3,479	—
Available-for-sale investments		$258,708	$3	$(518)	$258,193	$294,123
Money market funds	1				8,059	2,359
Certificates of deposit	2				14,020	15,116
Cash	N/A				10,368	17,843
Total cash and investments in marketable securities					$290,640	$329,441

For the three and six months ended June 30, 2024 and 2023, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. At December 31, 2023, our gross unrealized gains and losses were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Inventory

Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$1,719	$1,861
Work-in-process	10,590	12,880
Finished goods	2,156	1,360
Total inventory, net	$14,465	$16,101

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

As of June 30, 2024 and December 31, 2023, we recorded aggregate provisions of $3.1 million and $2.0 million, respectively, for the net realizable value of our batches. Our manufacturing agreement with UCB Pharma (UCB) provides for a fixed selling price which we had negotiated in exchange for a higher royalty rate. Accordingly, when evaluating the net realizable value of our inventory for UCB, we include the negotiated increase of the royalties in our analysis, and the aggregate revenue has historically been greater than our manufacturing cost. Due to the decreases in the royalty rate for 2024 and 2025 as a result of a settlement agreement with UCB, the aggregate revenue is expected to be less than our manufacturing cost for these years, and therefore we recorded a provision for net realizable value. On July 31, 2024, we entered into an extension agreement with UCB that increases the selling price of the reagent beginning in 2025. At the increased selling price, beginning in 2025, we no longer expect the aggregate revenue to be less than our manufacturing costs.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development expenses	$4,214	$4,325
Interest and other non-trade receivables	1,703	1,047
Other prepaid expenses	2,375	4,407
Total other current assets	$8,292	$9,779

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Building and leasehold improvements	$41,867	$43,184
Computer equipment and computer software	22,118	22,438
Manufacturing equipment	23,980	24,315
Laboratory equipment	14,385	14,537
Furniture, fixtures and other	541	541
Depreciable property, plant and equipment at cost	102,891	105,015
Less: accumulated depreciation	(88,428)	(86,898)
Depreciable property, plant and equipment, net	14,463	18,117
Construction in process	724	739
Property, plant and equipment, net	$15,187	$18,856

Due to the weakening lease markets during the three months ended June 30, 2024, we recorded additional non-cash impairment charges of $1.0 million for property, plant and equipment for the three months ended June 30, 2024, which we report in restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. See Note 7 for additional information.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$8,715	$5,553
Accrued research and development expenses	11,060	10,118
Accrued contract termination costs	3,357	3,020
Other accrued expenses	6,382	3,471
Total accrued expenses	$29,514	$22,162

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and HCR, respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of June 30, 2024, our imputed interest rates for the arrangements with RPI and HCR were 35% and 19%, respectively.

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

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the six months ended June 30, 2024 (in thousands):

	Six Months Ended June 30, 2024
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$24,217	$88,408	$112,625
Non-cash royalty revenue	(14,104)	(18,194)	(32,298)
Non-cash interest expense	3,488	8,451	11,939
Amortization of transaction costs	—	240	240
Proceeds from the Amendment	—	15,000	15,000
Liabilities related to the sales of future royalties, net – ending balance	$13,601	$93,905	$107,506

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign currency translation	Available-for-sale securities	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$30	$50	$80
Foreign currency translation adjustments	(8)	—	(8)
Unrealized gain on available-for-sale securities	—	(475)	(475)
Balance at March 31, 2024	$22	$(425)	$(403)
Foreign currency translation adjustments	(1)	—	(1)
Unrealized gain on available-for-sale securities	—	(90)	(90)
Balance at June 30, 2024	$21	$(515)	$(494)

	Foreign currency translation	Available-for-sale securities	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(5,131)	$(1,776)	$(6,907)
Foreign currency translation adjustments	139	—	139
Unrealized gain on available-for-sale securities	—	1,087	1,087
Balance at March 31, 2023	$(4,992)	$(689)	$(5,681)
Foreign currency translation adjustments	13	—	13
Unrealized gain on available-for-sale securities	—	244	244
Reclassification adjustments to income	(1,026)	—	(1,026)
Balance at June 30, 2023	$(6,005)	$(445)	$(6,450)

The reclassification from accumulated other comprehensive loss relates to the closure of one of our foreign subsidiaries and has been included within other income (expense), net in our Condensed Consolidated Statement of Operations.

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

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either June 30, 2024 or December 31, 2023.

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

Note 5 — Pre-Funded Warrant

In March 2024, we issued a pre-funded warrant to purchase an aggregate of 25,000,000 shares of our common stock to TCG at a price of $1.20 per share for gross proceeds of $30.0 million. Transaction costs were immaterial. The pre-funded warrant has an exercise price of $0.0001 per share and may be exercised at any time after the original issuance date. TCG may not exercise the warrant if TCG, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. TCG may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of June 30, 2024, the warrant has not been exercised. On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for resale of up to 25,000,000 shares of our common stock issuable upon exercise of the pre-funded warrant. The registration statement became effective on June 5, 2024.

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

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing percentages described above, we recognize the net reimbursement to (from) BMS as an increase (decrease) to the applicable expense. As discussed in Note 7, beginning in the second quarter of 2022, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program. For the three and six months ended June 30, 2024, such amounts are immaterial and are included in research and development expense.

Other

We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEGylation materials for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $15.8 million and $32.7 million for the three and six months ended June 30, 2023, respectively, and $16.8 million and $32.3 million for the three and six months ended June 30, 2024, respectively, represents revenue for granting licenses which we had satisfied in prior periods.

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

Note 7 — Restructuring, Impairment and Costs of Terminated Program

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
•
Non-cash impairment of right-of-use assets and property, plant and equipment; and
•
Contract termination and other costs associated with these plans.

Restructuring, impairment and costs of terminated program includes the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$—	$1,356	$—	$2,954
Severance and benefit expense	—	1,943	—	7,426
Impairment of right-of-use assets and property, plant and equipment	8,329	13,255	8,329	26,455
Contract termination and other restructuring costs	4,960	—	5,935	912
Restructuring, impairment and other costs of terminated program	$13,289	$16,554	$14,264	$37,747

Wind Down of the Bempegaldesleukin Program

In prior periods through March 31, 2022, we reported the clinical trial costs, other third-party costs and employee costs related to the bempegaldesleukin program primarily in research and development expense. Beginning in the second quarter of 2022, following our announcement to terminate the program, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program. For the three and six months ended June 30, 2024, such amounts are immaterial and are included in research and development expense.

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

For the 2023 Restructuring Plan, we recognized $7.9 million in total expense in 2023 for the 2023 Restructuring Plan and paid the final liability of $0.2 million in the three months ended March 31, 2024.

We do not expect to recognize any additional severance and benefits expense for the 2022 and 2023 Restructuring Plans.

The following table provides details regarding the severance and benefit expense for the three and six months ended June 30, 2024 pursuant to the 2023 Restructuring Plan and a reconciliation of the severance and benefits liability for the three and six months ended June 30, 2023 pursuant to the 2022 and 2023 Restructuring Plans, which we report within accrued expenses on our Condensed Consolidated Balance Sheet (in thousands):

	Six Months Ended June 30, 2023
	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2022	$—	$3,299	$3,299
Expense recognized during the period	5,483	—	5,483
Payments during the period	—	(3,299)	(3,299)
Liability balance as of March 31, 2023	$5,483	$—	$5,483
Expense recognized during the period	1,943	—	1,943
Payments during the period	(6,624)	—	(6,624)
Liability balance as of June 30, 2023	$802	$—	$802

	Six Months Ended June 30, 2024
	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2023	$196	$—	$196
Expense recognized during the period	—	—	—
Payments during the period	(196)	—	(196)
Liability balance as of June 30, 2024	$—	$—	$—

Impairment of Long-Lived Assets

As a result of our 2022 and 2023 Restructuring Plans, we decided to seek a sublease for all of our leased spaces on Third Street and Mission Bay Blvd. South (the Third Street Facility and the Mission Bay Facility, respectively). Accordingly, we evaluate each space for impairment when management decides to sublease the respective space and at each reporting date thereafter, as facts and circumstances change. The significant assumptions in our impairment analysis relate to sublease income, including the length of time to enter into a sublease, sublease rental payments, free rent periods, tenant improvement allowances and broker commissions. When available, we use sublease negotiations or agreements, but in the absence of such information, we develop our own subjective estimates based on current real estate trends and market conditions. Accordingly, our estimates are subject to significant risk, and the terms of sublease agreements, if any, and the resulting amount and timing of sublease income, if ever realized, may be materially different than our estimates.

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

During the three months ended March 31, 2023, we recorded an initial impairment charge of $11.5 million for our remaining office and laboratory leased space in our Mission Bay Facility, when we initially decided to sublease the space under the 2023 Restructuring Plan. We also recorded an additional impairment charge of $1.7 million for certain excess laboratory equipment which we subsequently sold in 2023. As the life sciences lease market has continued to deteriorate in the San Francisco Bay Area, we recorded additional non-cash impairment charges of $9.1 million in the three months ended September 30, 2023, and $3.9 million in the three months ended June 30, 2024, for this space.

During the three months ended June 30, 2023, we recorded a non-cash impairment charge of $7.1 million for other sublease assets in our Mission Bay Facility that we sought to sublease under the 2022 Restructuring Plan. Due to the worsening office lease market, for the three months ended June 30, 2024 and 2023, we recorded non-cash impairment charges of $4.4 million and $6.2 million, respectively, for our sublease assets at our Third Street Facility.

For these impairment charges, we developed our estimates of sublease income based on market participant assumptions as described above, and we discounted the sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 7.9% for the three months ended March 31, 2023, 8.5% for the three months ended June 30, 2023 and 6.2% for the three months ended June 30, 2024. We recorded no impairment charges for the three months ended March 31, 2024.

The following is a reconciliation of the impairment charges we recorded for the three and six months ended June 30, 2024 and 2023, including the net book values of the sublease assets before the impairment and the fair values of the sublease assets (in thousands):

	Three and Six Months Ended June 30, 2024
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$1,897	$12,506	$14,403
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(855)	(5,219)	(6,074)
Total impairment of right-of-use assets and property, plant and equipment	$1,042	$7,287	$8,329

	Three Months Ended June 30, 2023
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$2,092	$16,392	$18,484
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(529)	(4,700)	(5,229)
Total impairment of right-of-use assets and property, plant and equipment	$1,563	$11,692	$13,255

	Six Months Ended June 30, 2023
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$7,206	$44,826	$52,032
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(3,843)	(23,434)	(27,277)
Impairment expense for facilities	3,363	21,392	24,755
Impairment of other property, plant and equipment	1,700	—	1,700
Total impairment of right-of-use assets and property, plant and equipment	$5,063	$21,392	$26,455

Contract Termination and Other Costs

We have incurred significant contract termination costs in connection with our Restructuring Plans. Because we adjust this liability at fair value at each reporting date, we continue to recognize expense as our estimates change until settlement.

The following are reconciliations of the contract termination and other costs for three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, we report $3.4 million and $3.0 million, respectively, within accrued expenses and the remaining within other long-term liabilities on our Condensed Consolidated Balance Sheets.

	For the Six Months Ended June 30,
	2024	2023
Liability balances as of December 31, 2023 and December 31, 2022, respectively	$5,542	$7,710
Expense recognized during the period	975	912
Payments during the period	(928)	(1,129)
Liability balances as of March 31, 2024 and March 31, 2023, respectively	$5,589	$7,493
Expense recognized during the period	4,960	-
Payments during the period	(887)	(1,264)
Liability balances as of June 30, 2024 and June 30, 2023, respectively	$9,662	$6,229

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

Note 9 — Stock-Based Compensation

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$525	$801	$1,158	$1,613
Research and development	2,047	3,759	4,327	7,905
General and administrative	2,846	3,406	5,933	8,467
Total stock-based compensation	$5,418	$7,966	$11,418	$17,985

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

In late October 2023, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, and in March 2024, we initiated a Phase 2b clinical study in patients with severe-to-very severe alopecia areata. We also plan to explore other auto-immune indications for the development of rezpegaldesleukin. We developed rezpegaldesleukin and currently own full rights to this drug candidate. Although we previously entered into a license agreement with Eli Lilly and Company in 2017 (the Lilly Agreement) to develop and commercialize rezpegaldesleukin, on April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement, and on April 27, 2023, we announced that we would be regaining full rights to rezpegaldesleukin.

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

We initiated a Nektar-sponsored Phase 2 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, and we expect to announce clinical data from this study at a medical conference before the end of 2024. The Fred Hutchinson Cancer Center is evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma as an investigator sponsored study. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We expect to receive topline data from this study in the second half of 2024. We entered into a new clinical study collaboration with AbelZeta Pharma, Inc. (AbelZeta) (formerly known as CBMG Holdings) to study NKTR-255 in combination with its C-TIL051, a tumor-infiltrating lymphocyte (TIL) therapy, in advanced non-small cell lung cancer (NSCLC) patients that are relapsed or refractory to anti-PD-1 therapy. Under the collaboration, we will contribute NKTR-255, and AbelZeta will add NKTR-255 to its ongoing AbelZeta-sponsored Phase 1 clinical trial. We also have an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At June 30, 2024, we had approximately $290.6 million in cash and investments in marketable securities.

Results of Operations

The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended June 30,		$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	2024	2023
Revenue:
Product sales	$6,640	$4,658	$1,982	43%
Non-cash royalty revenue related to sales of future royalties	16,790	15,832	958	6%
License, collaboration and other revenue	59	9	50	556%
Total revenue	23,489	20,499	2,990	15%
Operating costs and expenses:
Cost of goods sold	9,740	6,994	2,746	39%
Research and development	29,724	29,681	43	0%
General and administrative	20,510	17,869	2,641	15%
Restructuring, impairment and costs of terminated program	13,289	16,554	(3,265)	(20)%
Total operating costs and expenses	73,263	71,098	2,165	3%
Loss from operations	(49,774)	(50,599)	825	(2)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(6,408)	(6,152)	(256)	4%
Interest income	3,901	4,846	(945)	(20)%
Other income (expense), net	(36)	736	(772)	(105)%
Total non-operating income (expense), net	(2,543)	(570)	(1,973)	346%
Loss before provision for income taxes	(52,317)	(51,169)	(1,148)	2%
Provision (benefit) for income taxes	46	(47)	93	(198)%
Net loss	$(52,363)	$(51,122)	$(1,241)	2%

	Six Months Ended June 30,		$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	2024	2023
Revenue:
Product sales	$12,674	$9,376	$3,298	35%
Non-cash royalty revenue related to sales of future royalties	32,298	32,693	(395)	(1)%
License, collaboration and other revenue	156	24	132	550%
Total revenue	45,128	42,093	3,035	7%
Operating costs and expenses:
Cost of goods sold	18,274	14,054	4,220	30%
Research and development	57,132	60,150	(3,018)	(5)%
General and administrative	40,659	38,950	1,709	4%
Restructuring, impairment and costs of terminated program	14,264	37,747	(23,483)	(62)%
Impairment of goodwill	—	76,501	(76,501)	(100)%
Total operating costs and expenses	130,329	227,402	(97,073)	(43)%
Loss from operations	(85,201)	(185,309)	100,108	(54)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(11,939)	(12,557)	618	(5)%
Interest income	8,121	9,181	(1,060)	(12)%
Other income (expense), net	(135)	435	(570)	(131)%
Total non-operating income (expense), net	(3,953)	(2,941)	(1,012)	34%
Loss before provision for income taxes	(89,154)	(188,250)	99,096	(53)%
Provision (benefit) for income taxes	11	(110)	121	(110)%
Net loss	$(89,165)	$(188,140)	$98,975	(53)%

Revenue

Our revenue has historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners.

•
Product sales and Cost of goods sold: Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. Accordingly, the revenue recognized in a given period is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year. We expect product sales to increase for 2024 as compared to 2023 due to increased demand from our partners.

We have a manufacturing arrangement with UCB that historically included a fixed price which is less than the fully burdened manufacturing cost for the reagent. As a result of this arrangement, gross margin was negative for the periods presented.

For the three and six months ended June 30, 2024, we recorded provisions of $1.6 million and $2.6 million, respectively, for the net realizable value of our batches as an increase to our cost of goods sold. This compares to provisions of $0.3 million and $1.0 million, respectively, for the three and six months ended June 30, 2023.

Our manufacturing agreement with UCB provides for a fixed price which we had negotiated in exchange for a higher royalty rate. Accordingly, when evaluating the net realizable value of our inventory for UCB, we include the negotiated increase of the royalties in our analysis, and the aggregate revenue has historically been greater than our manufacturing cost. Due to the decreases in the royalty rates for 2024 and 2025 as a result of a settlement agreement with UCB, the aggregate revenue is expected to be less than our manufacturing cost, and therefore we recorded a provision for net realizable value. As of June 30, 2024, we have recorded an aggregate provision of $3.1 million. On July 31, 2024, we entered into an extension agreement with UCB that increases the selling price of the reagent beginning 2025. At the increased selling price, beginning in 2025, we no longer expect the aggregate revenue to be less than our manufacturing costs. As a result, we expect to significantly reduce the provision in the three months ending September 30, 2024.

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

Research and development expense remained consistent for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and decreased for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to decreases in employee costs and related facilities costs as well as development expense for NKTR-255 offset by increases in expenses for the development of rezpegaldesleukin and NKTR-0165. Additionally, beginning in the three months ended March 31, 2024, we began reporting, as research and development expense, the costs of winding down the bempegaldesleukin program, which was previously reported in restructuring, impairment and costs of terminated program, as the amounts are immaterial. We expect research and development expense in total to increase in 2024 as compared to 2023 primarily due to the increased expense for the development of rezpegaldesleukin in two Phase 2b trials.

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

Research and development expense for rezpegaldesleukin increased for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, due to the initiation of the Phase 2b study in patients with moderate-to-severe atopic dermatitis in October 2023 and the Phase 2b study in patients with severe-to-very severe alopecia areata in March 2024. We expect the costs of development of rezpegaldesleukin to increase significantly for full year 2024 as compared to 2023 due to these Phase 2b studies.

Research and development expense for NKTR-255 decreased for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, as our development activities in 2024 are reduced compared to the prior period, and we expect development expense for full year 2024 to decrease as compared to 2023 for this same reason. Our development expense for NKTR-255 includes the Nektar-sponsored Phase 2 study to evaluate NKTR-255 following Yescarta® or

Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, the Fred Hutchinson Cancer Center investigator-sponsored study evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma, our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study, and an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

In December 2023, for our NKTR-0165 program, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. Research and development expense for NKTR-0165 increased for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, as we conduct IND enabling studies for this program in 2024, and we expect development expense for NKTR-0165 to increase for full year 2024 as compared to 2023 for the same reason.

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

General and Administrative Expense

General and administrative expense includes the cost of administrative staffing, finance and legal activities, including certain overhead allocations consisting of support and facilities-related costs. Additionally, general and administrative expense includes our lease and other facilities expenses for spaces we have sublet or are seeking to sublease, net of sublease income. General and administrative expense increased for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, reflecting a reduction of facilities costs allocated to research and development expenses partially offset by a decrease in employee costs. As discussed in Note 7 to our Condensed Consolidated Financial Statements, pursuant our 2023 Restructuring Plan, we reduced our San Francisco-based workforce by approximately 60%, which we substantially completed by June 2023. As discussed above, as a result of the reduction in force and our decision to seek a sublease for our remaining space in our Mission Bay Blvd. South facility, we ceased recording the related facilities expense as research and development expense after June 2023, resulting in an increase to general and administrative expense.

We expect general and administrative expense for full year 2024 to be relatively consistent with 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$—	$1,356	$—	$2,954
Severance and benefit expense	—	1,943	—	7,426
Impairment of right-of-use assets and property, plant and equipment	8,329	13,255	8,329	26,455
Contract termination and other restructuring costs	4,960	—	5,935	912
Restructuring, impairment and other costs of terminated program	$13,289	$16,554	$14,264	$37,747

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

•
Impairment of right-of-use assets and property, plant and equipment: We recognized $35.3 million in non-cash impairment charges for the full year 2023, primarily for office and laboratory space on Mission Bay Blvd. South and our office space on Third St., reflecting deteriorations in both the laboratory and office lease markets. The non-cash impairment charge for the three and six months ended June 30, 2024 primarily reflect impairment charges for our office and laboratory space on Mission Bay Blvd. South and our office space on Third St. While we continue to seek subleases for our remaining spaces, we will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases, and we may record non-cash impairment charges in future periods as these estimates change.
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

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of June 30, 2024, we had approximately $290.6 million in cash and investments in marketable securities. During the six months ended June 30, 2024, we entered into the following transactions:

•
On February 12, 2024, for total cash consideration paid of $3.0 million, we repurchased the 8.3 million shares previously sold to BMS. See Note 6 to our Condensed Consolidated Financial Statements for additional information.
•
On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P. (TCG), pursuant to which we issued a pre-funded warrant to TCG to purchase 25,000,000 shares of Nektar’s common stock for gross proceeds of $30.0 million (or a purchase price of $1.20 per share of common stock that can be issued upon exercise of the pre-funded warrant). On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for the resale of up to 25,000,000 shares of Nektar’s common stock upon exercise of the pre-funded warrant issued to TCG pursuant to the Securities Purchase Agreement. The registration statement became effective on June 5, 2024. See Note 5 to our Condensed Consolidated Financial Statements for additional information.
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

Cash flows from operating activities

Cash flows used in operating activities for the six months ended June 30, 2024 and 2023 totaled $85.6 million and $103.4 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase for 2024 as compared to 2023 due to the development of rezpegaldesleukin in the Phase 2b trials discussed above.

Cash flows from investing activities

During the six months ended June 30, 2024 and 2023, the maturities and sales of our investments, net of purchases, totaled $36.6 million and $66.4 million, respectively, which we used to fund our operations. Our other investing activities were not significant for the periods presented.

Cash flows from financing activities

Other than the three financing activities described above during the three months ended March 31, 2024, our cash flows from financing activities for the six months ended June 30, 2024 and 2023 were not significant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2024 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our drug candidates. Any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our drug candidates may delay or impair our ability to obtain regulatory approval or commercialize for other drug candidates.

We currently rely on academic and private non-academic institutions to conduct and sponsor clinical studies or trials relating to our drug candidates. We do not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored studies or trials as providing adequate support for future clinical trials, whether controlled by us or independent investigators, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will likely provide us certain information concerning our drug candidates with respect to the investigator-sponsored studies or trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored studies or trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored studies or trials. If we are unable to confirm or replicate the results from the investigator-sponsored studies or trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our drug candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our drug candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored studies or trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

The risk of clinical failure for any drug candidate remains high prior to regulatory approval and there can be no assurance that our drug candidates will obtain regulatory approval for any particular indications.

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

As of June 30, 2024, we had cash and investments in marketable securities valued at approximately $290.6 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

It is very difficult to estimate the commercial potential of drug candidates due to important factors such as safety and efficacy compared to other available treatments, including changing standards of care, third party payer reimbursement standards, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic and biosimilar versions of our drug candidates following approval by regulatory authorities based on the expiration of regulatory exclusivity or our inability to prevent generic or biosimilar versions from coming to market by asserting our patents. If due to one or more of these risks the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial potential of the drug candidate, the commercial terms of any collaboration partnership potential for such drug candidate, or if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished and this would negatively impact our business, financial condition and results of operations. We may also depend on our relationships with other companies for sales and marketing performance and the commercialization of drug candidates. Poor performance by these companies, or disputes with these companies, could negatively impact our revenue and financial condition.

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

Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any of our drug candidates that are commercialized and, if reimbursement is available, the level of reimbursement.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our drug candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

For the six months ended June 30, 2024, we reported a net loss of $52.4 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

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

Risks Related to Business Operations

We depend on third parties to conduct the preclinical studies and clinical trials for our drug candidates and any failure of those parties to fulfill their obligations according to protocol standards could harm our development plans and adversely affect our business.

We depend on our collaboration partners, independent clinical investigators, contract research organizations and other third-party service providers to conduct preclinical studies and clinical trials for our drug candidates, including to monitor, record, manage and analyze data generated from these studies. We rely heavily on these parties for the successful execution of our preclinical studies and clinical trials. Though we are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control, such as the timing, conduct and management of data developed through these studies and trials. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our drug candidates to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements, such as good laboratory practice or good clinical practice, or our stated protocols and any subsequent data generated may be deemed unacceptable. We rely on our collaboration partners and other third parties to manage, analyze and transmit clinical data, and those partners and third parties may not carry out the performance of their duties with the required degree of care or skill to ensure valid and scientifically reliable work products. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials, the failure of third parties to properly conduct our clinical trials, or erroneously reported data could hinder or delay the development, approval and commercialization of our drug candidates and would adversely affect our business, results of operations and financial condition.

Our future depends on the proper management of our current and future business operations and their associated expenses.

Our business strategy requires us to manage our business to provide for the continued development of our proprietary and partnered drug candidates. Our strategy also calls for us to manage the capital necessary to fund key programs through value-enhancing data and other milestones. If we are unable to manage effectively our current operations, our business, financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies, products or future economic rights that we would not otherwise relinquish or require us to enter into other dilutive financing arrangements on unfavorable terms.

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

Inflation rates, particularly in the United States, have increased recently to levels not seen in decades. Increased inflation has resulted in increased operating costs. In addition, the United States Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 225 U.S. and 1,000 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the drug. Moreover, even if a patent encompassing a drug has not expired prior to the drug’s commercialization, the patent may only provide a short period of protection following the commercialization of the covered product. In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.

We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PEGylation and advanced polymer conjugate technologies and our drug candidates. There can be no assurance that the patent applications for which we apply will actually issue as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

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

Although we do not currently have any products on the market, once we begin commercializing our drug candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payers play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. For more information, see “Business – Government Regulation - Other Healthcare Laws and Regulations.”

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Governmental policy can also change the commercial potential of our drug candidates, including efforts to increase patient access to lower-cost generic and biosimilar drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Legislative and Regulatory Landscape.”

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our drug candidates, if we obtain regulatory approval;
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

In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at the FDA and other agencies may slow the time necessary for new drug candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We are involved in legal proceedings and may incur substantial litigation costs and liabilities that will adversely affect our business, financial condition and results of operations.

From time to time, we are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. Third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights, such as patents and trade secrets, or have otherwise breached our obligations to them. A third party often bases its assertions on a claim that its patents cover our technology platform or drug candidates or that we have misappropriated its confidential or proprietary information. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our collaboration partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs and liability if we are called upon to defend ourselves and our partners against any claims. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review and re-examination proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our drug candidates and platform technologies. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain drugs or drug candidates in the U.S. and abroad. Costs associated with litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, financial condition and results of operations.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at June 30, 2024.

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

Our stock price is volatile. During the three months ended June 30, 2024, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $0.90 to $1.83 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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
•
announcements by collaboration partners as to their plans or expectations related to drug candidates and approved biologics in which we have a substantial economic interest;
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

As part of our business, we collect, store and transmit large amounts of confidential information, proprietary or other sensitive information, including intellectual property and personal data. Despite the implementation of security measures, our internal computer systems and infrastructure or those of our partners, vendors, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other contractors and consultants are vulnerable to loss, damage, compromise, interruption, denial-of-service, unauthorized access, or misappropriation. Cyber incidents have been increasing in frequency, levels of persistence, sophistication and intensity, and can include unauthorized activity by our employees, contractors and other third parties, as well as by third parties who use cyberattack techniques involving malware, hacking and phishing, social engineering and business email compromises, among others. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of an increase in the number of employees who adopted a remote working environment during and following the COVID-19 pandemic, which may be less secure and more susceptible to hacking attacks or other security compromises or breaches. Our information technology systems and infrastructure, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to natural disasters, terrorism, war, telecommunication and electrical failures and the types of interruption, compromise and damage described above. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss or misappropriation of preclinical data or data from any clinical trial involving our drug candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure or misuse of our trade secrets, personal data or other confidential and/or proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate, mitigate and remediate cybersecurity incidents or compromises and comply with applicable legal obligations, including breach notification obligations to individuals, regulators, partners and others, could be significant and our reputation could be materially damaged. We could also be exposed to litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities, including fines, penalties, and other legal and financial exposure and liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2024, other than the issuance of the pre-funded warrant to TCG and the repurchase of the shares issued to BMS as disclosed in Notes 5 and 7, respectively, to our Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(6)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended.++

31.1(6)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(6)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(6)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.INS(6)	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

104(6)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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
Date: August 8, 2024