Form 10-Q
period 2024-09-30
NEKTAR THERAPEUTICS
filed 2024-11-08
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 184,458,284 on November 1, 2024.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30,109	$35,277
Short-term investments	214,386	268,339
Accounts receivable	—	1,205
Inventory, net	—	16,101
Other current assets	8,933	9,779
Assets held for sale	33,053	—
Total current assets	286,481	330,701
Long-term investments	4,537	25,825
Property, plant and equipment, net	3,603	18,856
Operating lease right-of-use assets	8,826	18,007
Other assets	4,519	4,644
Total assets	$307,966	$398,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,577	$9,848
Accrued expenses	32,377	22,162
Operating lease liabilities, current portion	21,504	19,259
Liabilities related to assets held for sale	5,125	—
Total current liabilities	67,583	51,269
Operating lease liabilities, less current portion	86,758	98,517
Liabilities related to the sales of future royalties, net	97,829	112,625
Other long-term liabilities	6,912	4,635
Total liabilities	259,082	267,046
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at September 30, 2024 or December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 192,743 shares and 191,384 shares issued at September 30, 2024 and December 31, 2023, respectively; 184,458 shares and 191,384 shares outstanding at September 30, 2024 and December 31, 2023, respectively;	19	19
Capital in excess of par value	3,654,981	3,608,137
Treasury stock, at cost; 8,285 shares as of September 30, 2024 and none as of December 31, 2023, respectively	(3,000)	—
Accumulated other comprehensive income (loss)	355	80
Accumulated deficit	(3,603,471)	(3,477,249)
Total stockholders’ equity	48,884	130,987
Total liabilities and stockholders’ equity	$307,966	$398,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product sales	$8,015	$5,822	$20,689	$15,198
Non-cash royalty revenue related to the sales of future royalties	15,731	18,167	48,029	50,860
License, collaboration and other revenue	378	155	534	179
Total revenue	24,124	24,144	69,252	66,237
Operating costs and expenses:
Cost of goods sold	4,435	12,431	22,709	26,485
Research and development	35,031	24,070	92,163	84,220
General and administrative	18,957	21,147	59,616	60,097
Restructuring, impairment, and costs of terminated program	46	11,360	14,310	49,107
Impairment of goodwill	—	—	—	76,501
Total operating costs and expenses	58,469	69,008	188,798	296,410
Loss from operations	(34,345)	(44,864)	(119,546)	(230,173)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(6,020)	(5,910)	(17,959)	(18,467)
Interest income	3,437	5,211	11,558	14,392
Other income (expense), net	(120)	(335)	(255)	100
Total non-operating income (expense), net	(2,703)	(1,034)	(6,656)	(3,975)
Loss before provision for income taxes	(37,048)	(45,898)	(126,202)	(234,148)
Provision (benefit) for income taxes	9	(61)	20	(171)
Net loss	$(37,057)	$(45,837)	$(126,222)	$(233,977)

Basic and diluted net loss per share	$(0.18)	$(0.24)	$(0.62)	$(1.23)
Weighted average shares outstanding used in computing basic and diluted net loss per share	209,249	190,406	204,292	189,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(37,057)	$(45,837)	$(126,222)	$(233,977)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	877	196	312	1,527
Net foreign currency translation gain (loss)	(28)	(98)	(37)	(972)
Other comprehensive income (loss)	849	98	275	555
Comprehensive loss	$(36,208)	$(45,739)	$(125,947)	$(233,422)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	188,560	$19	—	$—	$3,574,719	$(6,907)	$(3,201,193)	$366,638
Shares issued under equity compensation plans	675	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,019	—	—	10,019
Comprehensive income (loss)	—	—	—	—	—	1,226	(137,018)	(135,792)
Balance at March 31, 2023	189,235	$19	—	$—	$3,584,738	$(5,681)	$(3,338,211)	$240,865
Shares issued under equity compensation plans	884	—	—	—	18	—	—	18
Stock-based compensation	—	—	—	—	7,966	—	—	7,966
Comprehensive income (loss)	—	—	—	—	—	(769)	(51,122)	(51,891)
Balance at June 30, 2023	190,119	$19	—	$—	$3,592,722	$(6,450)	$(3,389,333)	$196,958
Shares issued under equity compensation plans	652	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,149	—	—	8,149
Comprehensive income (loss)	—	—	—	—	—	98	(45,837)	(45,739)
Balance at September 30, 2023	190,771	$19	—	$—	$3,600,871	$(6,352)	$(3,435,170)	$159,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	191,384	$19	—	$—	$3,608,137	$80	$(3,477,249)	$130,987
Shares issued under equity compensation plans	525	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	6,000	—	—	6,000
Repurchase of common stock from Bristol-Myers Squibb	(8,285)	—	8,285	(3,000)	—	—	—	(3,000)
Issuance of prefunded warrant	—	—	—	—	30,000	—	—	30,000
Comprehensive income (loss)	—	—	—	—	—	(483)	(36,802)	(37,285)
Balance at March 31, 2024	183,624	$19	8,285	$(3,000)	$3,644,140	$(403)	$(3,514,051)	$126,705
Shares issued under equity compensation plans	437	—	—	—	19	—	—	19
Stock-based compensation	—	—	—	—	5,418	—	—	5,418
Comprehensive income (loss)	—	—	—	—		(91)	(52,363)	(52,454)
Balance at June 30, 2024	184,061	$19	8,285	$(3,000)	$3,649,577	$(494)	$(3,566,414)	$79,688
Shares issued under equity compensation plans	397	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	5,391	—	—	5,391
Comprehensive income (loss)	—	—	—	—		849	(37,057)	(36,208)
Balance at September 30, 2024	184,458	$19	8,285	$(3,000)	$3,654,981	$355	$(3,603,471)	$48,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(126,222)	$(233,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(48,029)	(50,860)
Non-cash interest expense on liabilities related to the sales of future royalties	17,959	18,467
Stock-based compensation	16,809	26,134
Depreciation and amortization	4,059	6,163
Deferred income tax expense	(12)	(1,854)
Impairment of right-of-use assets and property, plant and equipment	8,329	36,628
Impairment of goodwill	-	76,501
Provision for net realizable value of inventory	20	4,444
Amortization of premiums (discounts), net and other non-cash transactions	(7,711)	(12,137)
Changes in operating assets and liabilities:
Accounts receivable	(841)	3,777
Inventory	(808)	(372)
Operating leases, net	(7,620)	(6,078)
Other assets	(1,761)	4,450
Accounts payable	(1,023)	(9,328)
Accrued expenses	17,329	(7,517)
Net cash used in operating activities	(129,522)	(145,559)
Cash flows from investing activities:
Purchases of investments	(191,882)	(372,821)
Maturities of investments	275,247	494,385
Purchases of property, plant and equipment	(1,009)	(628)
Sale of property, plant and equipment	-	1,245
Net cash provided by investing activities	82,356	122,181
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	35	18
Proceeds from issuance of pre-funded warrant	30,000	—
Proceeds from sale of future royalties	15,000	—
Repurchase of common stock from Bristol-Myers Squibb	(3,000)	—
Net cash provided by financing activities	42,035	18
Effect of foreign exchange rates on cash and cash equivalents	(37)	54
Net increase (decrease) in cash and cash equivalents	(5,168)	(23,306)
Cash and cash equivalents at beginning of period	35,277	88,227
Cash and cash equivalents at end of period	$30,109	$64,921
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$2,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Nektar Therapeutics (Nektar, we) is a clinical stage, research-based drug discovery biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware, focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165, respectively) and cancer (e.g. NKTR-255).

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of September 30, 2024, we had approximately $249.0 million in cash and investments in marketable securities.

Sale of Manufacturing Facility

On November 1, 2024, we entered into an Asset Purchase Agreement (the APA) with an affiliate (the Purchaser) of Ampersand Management LLC d/b/a Ampersand Capital Partners (Ampersand), for the sale of our manufacturing facility located in Huntsville, Alabama (the Facility) and certain other manufacturing assets related thereto, including the assignment of our existing manufacturing and supply obligations, for consideration of $70 million in cash (subject to customary closing costs and adjustments based on closing net working capital, closing inventory and the amount of any indebtedness assumed by the Purchaser) and an approximate 20% equity ownership at the time of close in the Purchaser. See Note 10 for additional information.

Financing Transactions

During the nine months ended September 30, 2024, we entered into the following transactions:

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three and nine months ended September 30, 2024 and 2023 except as otherwise disclosed below in Note 3.

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

Significant Concentrations

Our customers are primarily pharmaceutical companies that are located in the U.S. and Europe and with whom we have multi-year arrangements. Our accounts receivable balances contain billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), and other contingent payments, as well as reimbursable costs from collaborative research and development agreements. We generally do not require collateral from our customers. We perform a regular review of our customers’ credit risk and payment histories, including payments made after period end. Historically, we have not experienced credit losses from our accounts receivable or contract assets. We have not recorded reserves for credit losses for the three and nine months ended September 30, 2024 and 2023, nor have recorded such an allowance as of September 30, 2024 or December 31, 2023. As of September 30, 2024, all billed and unbilled trade receivables from product sales and contract assets have been classified as held-for-sale and included within assets held for sale on our Condensed Consolidated Balance Sheets.

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

Net Loss per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including the pre-funded warrant, during the periods presented. Shares of common stock into which the pre-funded warrant may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. For the three and nine months ended September 30, 2024 and 2023, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, restricted stock units (RSUs) and performance stock units (PSUs), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Potentially dilutive securities	25,887	17,476	26,417	20,513

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$30,109	$35,277
Short-term investments	214,386	268,339
Long-term investments	4,537	25,825
Total cash, cash equivalents, and investments in marketable securities	$249,032	$329,441

Our portfolio of cash and investments in marketable securities includes (in thousands):

		September 30, 2024				December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$90,589	$214	$(10)	$90,793	$38,882
Corporate commercial paper	2	125,927	163	(7)	126,083	255,241
Obligations of U.S. government agencies	2	1,500	2	—	1,502	—
Available-for-sale investments		$218,016	$379	$(17)	$218,378	$294,123
Money market funds	1				10,361	2,359
Certificates of deposit	2				14,046	15,116
Cash	N/A				6,247	17,843
Total cash and investments in marketable securities					$249,032	$329,441

For the three and nine months ended September 30, 2024 and 2023, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. At December 31, 2023, our gross unrealized gains and losses were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Inventory

Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$—	$1,861
Work-in-process	—	12,880
Finished goods	—	1,360
Total inventory, net	$—	$16,101

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

As of September 30, 2024 and December 31, 2023, we recorded aggregate provisions of $0 and $2.0 million, respectively, for the net realizable value of our batches. Our manufacturing agreement with UCB Pharma (UCB) for the reagent used in the manufacture of CIMZIA® provided for a fixed selling price which we had negotiated in exchange for a higher royalty rate.

Accordingly, when evaluating the net realizable value of our inventory for UCB, we include the negotiated increase of the royalties in our analysis, and the aggregate revenue has historically been greater than our manufacturing cost. Due to the decreases in the royalty rate for 2024 and 2025 as a result of a settlement agreement with UCB, the aggregate revenue was expected to be less than our manufacturing cost for these years, and therefore we previously recorded a provision for net realizable value. As further disclosed in Note 6, on July 31, 2024, we entered into a long-term supply agreement with UCB that increases the selling price of the reagent used in the manufacture of CIMZIA®, which resulted in the aggregate revenue exceeding our manufacturing costs. As a result, we reduced the provision to $0 during the three months ended September 30, 2024.

As of September 30, 2024, all of the inventory balance is classified as held for sale and included within assets held for sale on our Condensed Consolidated Balance Sheets.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development expenses	$3,960	$4,325
Interest and other non-trade receivables	2,123	1,047
Other prepaid expenses	2,850	4,407
Total other current assets	$8,933	$9,779

Assets Held for Sale

We classify assets and liabilities (the “disposal group”) as held for sale in the period in which all of the required criteria under ASC 360 “Property, Plant, and Equipment” are met. We initially measure the disposal group asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Upon classification of the disposal group, we test the assets for impairment and cease related depreciation and amortization.

As of September 30, 2024, we concluded that our manufacturing facility in Huntsville, Alabama meets the requirements for classification as assets held for sale. Accordingly, assets and liabilities associated with the disposal group were reclassified as held for sale. See Note 10 for additional information. The assets and liabilities as of December 31, 2023 on our Condensed Consolidated Balance Sheets were not recast to reflect the held for sale classification.

As of September 30, 2024, assets held for sale consist of the following:

September 30, 2024
Accounts receivable	$1,746
Inventory, net	16,889
Property, plant and equipment, net	11,386
Contract asset	3,032
Total assets held for sale	$33,053

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. The contract asset above relates to the long-term supply agreement with UCB entered into on July 31, 2024 (See Note 6 for additional information). As of September 30, 2024, liabilities related to assets held for sale primarily consists of accrued compensation and other accrued expenses.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Building and leasehold improvements	$3,834	$43,184
Computer equipment and computer software	14,615	22,438
Manufacturing equipment	—	24,315
Laboratory equipment	616	14,537
Furniture, fixtures and other	59	541
Depreciable property, plant and equipment at cost	19,124	105,015
Less: accumulated depreciation	(15,659)	(86,898)
Depreciable property, plant and equipment, net	3,465	18,117
Construction in process	138	739
Property, plant and equipment, net	$3,603	$18,856

Due to the weakening lease markets during the three months ended June 30, 2024, we recorded additional non-cash impairment charges of $1.0 million for property, plant and equipment for the three months ended June 30, 2024, which we report in restructuring, impairment and costs of terminated program in our Condensed Consolidated Statement of Operations. See Note 7 for additional information. As of September 30, 2024, property, plant and equipment associated with our manufacturing facility in Huntsville, Alabama is classified as held for sale and included within assets held for sale on our Condensed Consolidated Balance Sheets.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$7,007	$5,553
Accrued research and development expenses	17,916	10,118
Accrued contract termination costs	3,151	3,020
Other accrued expenses	4,303	3,471
Total accrued expenses	$32,377	$22,162

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and HCR, respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of September 30, 2024, our imputed interest rates for the arrangements with RPI and HCR were 43% and 24%, respectively.

The original 2020 Purchase and Sale Agreement was to expire -- and wherein the right to receive royalties would revert to us -- if HCR received aggregate royalties of $210.0 million on or prior to December 31, 2025 (the 2025 Threshold), or, if the 2025 Threshold was not achieved by December 31, 2025, when HCR received aggregate royalties of $240.0 million. On March 4, 2024, Nektar and HCR amended the original 2020 Purchase and Sale Agreement (the Amendment), pursuant to which the parties agreed to remove our reversionary rights in the royalties in exchange for a $15.0 million payment from HCR. Accordingly, HCR will receive all future royalties of the products, and none of these royalties will return to Nektar. We account for the Amendment as a modification of the existing arrangement, and therefore recorded the $15.0 million proceeds as an increase to the liability.

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended September 30, 2024
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$24,217	$88,408	$112,625
Non-cash royalty revenue	(19,007)	(29,022)	(48,029)
Non-cash interest expense	4,940	13,019	17,959
Amortization of transaction costs	—	274	274
Proceeds from the Amendment	—	15,000	15,000
Liabilities related to the sales of future royalties, net – ending balance	$10,150	$87,679	$97,829

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign currency translation	Available-for-sale securities	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$30	$50	$80
Foreign currency translation adjustments	(8)	—	(8)
Unrealized gain (loss) on available-for-sale securities	—	(475)	(475)
Balance at March 31, 2024	$22	$(425)	$(403)
Foreign currency translation adjustments	(1)	—	(1)
Unrealized gain (loss) on available-for-sale securities	—	(90)	(90)
Balance at June 30, 2024	$21	$(515)	$(494)
Foreign currency translation adjustments	(28)	—	(28)
Unrealized gain (loss) on available-for-sale securities	—	877	877
Balance at September 30, 2024	$(7)	$362	$355

	Foreign currency translation	Available-for-sale securities	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$(5,131)	$(1,776)	$(6,907)
Foreign currency translation adjustments	139	—	139
Unrealized gain (loss) on available-for-sale securities	—	1,087	1,087
Balance at March 31, 2023	$(4,992)	$(689)	$(5,681)
Foreign currency translation adjustments	13	—	13
Unrealized gain (loss) on available-for-sale securities	—	244	244
Reclassification adjustments to income	(1,026)	—	(1,026)
Balance at June 30, 2023	$(6,005)	$(445)	$(6,450)
Foreign currency translation adjustments	(98)	—	(98)
Unrealized gain (loss) on available-for-sale securities	—	196	196
Balance at September 30, 2023	$(6,103)	$(249)	$(6,352)

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

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either September 30, 2024 or December 31, 2023.

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

Note 5 — Pre-Funded Warrant

In March 2024, we issued a pre-funded warrant to purchase an aggregate of 25,000,000 shares of our common stock to TCG at a price of $1.20 per share for gross proceeds of $30.0 million. Transaction costs were immaterial. The pre-funded warrant has an exercise price of $0.0001 per share and may be exercised at any time after the original issuance date. TCG may not exercise the warrant if TCG, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. TCG may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for resale of up to 25,000,000 shares of our common stock issuable upon exercise of the pre-funded warrant. The registration statement became effective on June 5, 2024. As of September 30, 2024, the warrant has not been exercised.

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

Note 6 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestone payments, and payments for the manufacture and supply of our proprietary polyethylene glycol reagents (PEG reagents) and/or reimbursement for research and development activities. We generally include our costs of performing these services in research and development expense, except for costs for product sales to our collaboration partners which we include in cost of goods sold. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808 Collaborative Arrangements, and, if so, we analyze whether we should account for any elements under ASC 606 Revenue from Contracts with Customers.

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

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing percentages described above, we recognize the net reimbursement to (from) BMS as an increase (decrease) to the applicable expense. As discussed in Note 7, beginning in the second quarter of 2022, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program. For the three and nine months ended September 30, 2024, such amounts are immaterial and are included in research and development expense.

Biolojic Design (Biolojic): NKTR-0165

In 2021, we entered into a research collaboration and license option agreement with Biolojic to discover and develop agonistic antibodies that activate a novel and previously un-drugged target for the treatment of autoimmune diseases. In 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement in all fields of use (other than in the field of oncology). As a result of exercising the option to gain an exclusive license, we may be required to pay up to $18.0 million based on the achievement of certain development milestones, including the first milestone of $3.0 million payable upon the acceptance of the first investigational new drug application, and up to $35.0 million based on the achievement of certain regulatory approval milestones. Each milestone is payable only once, regardless of the number of indications for which we develop the licensed product. We record a liability when a milestone payment becomes probable. As of September 30, 2024, no milestones have been achieved or are considered probable, and no liability has been recorded.

Other

We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we may sell our proprietary PEG reagents for use in these products, and we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $18.2 million and $50.9 million for the three and nine months ended September 30, 2023, respectively, and $15.7 million and $48.0 million for the three and nine months ended September 30, 2024, respectively, represents revenue for granting licenses which we had satisfied in prior periods.

We have a collaboration agreement with UCB for dapirolizumab pegol, under which we are entitled to up to a total of $40.0 million of regulatory approval milestones, as well as royalties in the low single digits based on net sales of commercialized products, if any. UCB is developing dapirolizumab pegol, a PEGylated antibody fragment, with Biogen, Inc. for the treatment of systemic lupus erythematosus. However, given the current phase of development of this product and the uncertainty in clinical development, we have excluded these milestones from the transaction price for this agreement. We have not sold our rights to receive these milestones or royalties from dapoirolizumab pegol under the APA with the Purchaser of the sale of the Facility.

On July 31, 2024, and further formalized in an Amended and Restated Manufacturing and Supply Agreement dated October 18, 2024, we entered into a long-term "take or pay" supply agreement with UCB that increases the selling price of the PEG reagent used in the manufacture of CIMZIA® (the UCB Supply Agreement). The UCB Supply Agreement also covers UCB’s purchases of the same reagent (at the same price) for use in the manufacture of dapirolizumab pegol. We analyzed the terms of the agreement, including its cancellation provisions, and concluded that it represents a long-term agreement. Since the performance obligations are deliveries of a single reagent, we determined a single sales price for recognition of revenue over the term of the arrangement. Accordingly, because the billed price was less than the single selling price, we recorded a contract asset of $3.0 million as of September 30, 2024, which is included within assets held for sale on our Condensed Consolidated Balance Sheet, as further disclosed in Note 3. Pursuant to a separate APA between the Purchaser and us, the UCB Supply Agreement will be assigned to the Purchaser upon closing of the sale of the Facility. The assignment of the UCB Supply Agreement does not alter the potential milestones and potential royalties payable by UCB to us pursuant to the collaboration agreement for dapirolizumab pegol nor the non-cash royalties payable under our collaboration agreement for CIMZIA®. See Note 10 for additional information on the APA.

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
•
Non-cash impairment of right-of-use assets and property, plant and equipment; and
•
Contract termination and other costs associated with these plans.

Restructuring, impairment and costs of terminated program includes the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$—	$652	$—	$3,606
Severance and benefit expense	—	535	—	7,961
Impairment of right-of-use assets and property, plant and equipment	—	10,173	8,329	36,628
Contract termination and other restructuring costs	46	—	5,981	912
Restructuring, impairment and other costs of terminated program	$46	$11,360	$14,310	$49,107

Wind Down of the Bempegaldesleukin Program

In prior periods through March 31, 2022, we reported the clinical trial costs, other third-party costs and employee costs related to the bempegaldesleukin program primarily in research and development expense. Beginning in the second quarter of 2022, following our announcement to terminate the program, we began reporting clinical trial, other third-party costs and employee costs for the wind down of the bempegaldesleukin program in restructuring, impairment and costs of terminated program. For the three and nine months ended September 30, 2024, such amounts are immaterial and are included in research and development expense.

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

The following table provides details regarding the severance and benefit expense for the three and nine months ended September 30, 2024 pursuant to the 2023 Restructuring Plan and a reconciliation of the severance and benefits liability for the three and nine months ended September 30, 2023 pursuant to the 2022 and 2023 Restructuring Plans, which we report within accrued expenses on our Condensed Consolidated Balance Sheet (in thousands):

	Nine Months Ended September 30, 2023
	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2022	$—	$3,299	$3,299
Expense recognized during the period	5,483	—	5,483
Payments during the period	—	(3,299)	(3,299)
Liability balance as of March 31, 2023	$5,483	$—	$5,483
Expense recognized during the period	1,943	—	1,943
Payments during the period	(6,624)	—	(6,624)
Liability balance as of June 30, 2023	$802	$—	$802
Expense recognized during the period	535	—	535
Payments during the period	(887)	—	(887)
Liability balance as of September 30, 2023	$450	$—	$450

	Nine Months Ended September 30, 2024
	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2023	$196	$—	$196
Expense recognized during the period	—	—	—
Payments during the period	(196)	—	(196)
Liability balance as of September 30, 2024	$—	$—	$—

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

During the three months ended March 31, 2023, we recorded an initial impairment charge of $11.5 million for our remaining office and laboratory leased space in our Mission Bay Facility, when we initially decided to sublease the space under the 2023 Restructuring Plan. We also recorded an additional impairment charge of $1.7 million for certain excess laboratory equipment which we subsequently sold in the three months ended September 30, 2023 and recognized an immaterial gain, resulting in a net impairment of $1.3 million for the nine months ended September 30, 2023. As the life sciences lease market has continued to deteriorate in the San Francisco Bay Area, we recorded additional non-cash impairment charges of $9.1 million in the three months ended September 30, 2023, and $3.9 million in the three months ended June 30, 2024, for this space.

During the three months ended June 30, 2023 and September 30, 2023, we recorded additional non-cash impairment charges of $7.1 million and $1.5 million, respectively, for other sublease assets in our Mission Bay Facility that we sought to sublease under the 2022 Restructuring Plan. Due to the worsening office lease market, for the three months ended June 30, 2024 and 2023, we recorded non-cash impairment charges of $4.4 million and $6.2 million, respectively, for our sublease assets at our Third Street Facility.

For these impairment charges, we developed our estimates of sublease income based on market participant assumptions as described above, and we discounted the sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 7.9% for the three months ended March 31, 2023, 8.5% for the three months ended June 30, 2023, 8.7% for the three months ended September 30, 2023, and 6.2% for the three months ended June 30, 2024. We recorded no impairment charges for the three months ended March 31, 2024 and the three months ended September 30, 2024.

The following is a reconciliation of the impairment charges we recorded for the nine months ended September 30, 2024 and three and nine months ended September 30, 2023, including the net book values of the sublease assets before the impairment and the fair values of the sublease assets (in thousands):

	Nine Months Ended September 30, 2024
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$1,897	$12,506	$14,403
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(855)	(5,219)	(6,074)
Total impairment of right-of-use assets and property, plant and equipment	$1,042	$7,287	$8,329

	Three Months Ended September 30, 2023
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$3,050	$18,830	$21,880
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(1,650)	(9,663)	(11,313)
Impairment expense for facilities	1,400	9,167	10,567
(Gain) on sale or disposal of property, plant, and equipment	(394)	—	(394)
Total impairment of right-of-use assets and property, plant and equipment	$1,006	$9,167	$10,173

	Nine Months Ended September 30, 2023
	Property, Plant and Equipment	Operating Lease Right-of-Use Assets	Total
Net book value of impaired facilities before write-off	$7,206	$46,292	$53,498
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(2,172)	(14,364)	(16,536)
Book value in excess of fair value	5,034	31,928	36,962
Less: Amounts recorded as amortization between March 31, 2023 and September 30, 2023 for Mission Bay facility	(263)	(1,370)	(1,633)
Impairment expense for facilities	4,771	30,558	35,329
Impairment of other property, plant and equipment	1,299		1,299
Total impairment of right-of-use assets and property, plant and equipment	$6,070	$30,558	$36,628

Contract Termination and Other Costs

We have incurred significant contract termination costs in connection with our Restructuring Plans. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, we continue to recognize expense as our estimates change until settlement.

The following are reconciliations of the contract termination and other costs for three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, we report $3.2 million and $3.0 million, respectively, within accrued expenses and the remaining within other long-term liabilities on our Condensed Consolidated Balance Sheets.

	For the Nine Months Ended September 30,
	2024	2023
Liability balances as of December 31, 2023 and 2022, respectively	$5,542	$7,710
Expense recognized during the period	975	912
Payments during the period	(928)	(1,129)
Liability balances as of March 31, 2024 and 2023, respectively	$5,589	$7,493
Expense recognized during the period	4,960	-
Payments during the period	(887)	(1,264)
Liability balances as of June 30, 2024 and 2023, respectively	$9,662	$6,229
Expense recognized during the period	46	-
Payments during the period	(886)	(460)
Liability balances as of September 30, 2024 and 2023, respectively	$8,822	$5,769

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

Note 9 — Stock-Based Compensation

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$516	$841	$1,673	$2,454
Research and development	2,010	3,202	6,337	11,107
General and administrative	2,865	4,106	8,799	12,573
Total stock-based compensation	$5,391	$8,149	$16,809	$26,134

Note 10 — Subsequent Event

On November 1, 2024, we entered into the APA and certain other agreements (the Transactions) with an affiliate (the Purchaser) of Ampersand Capital Partners. Under the APA, the Purchaser will purchase our manufacturing facility located in

Huntsville, Alabama (the Facility), and certain other related assets and will assume certain related liabilities, and we will assign our manufacturing and supply agreements for PEG reagents to the Purchaser. As consideration, we will receive $70 million in cash at closing of the Transactions (subject to customary closing costs and adjustments based on closing net working capital, closing inventory and the amount of any indebtedness assumed by the Purchaser) and an approximate 20% equity ownership at the time of close in the Purchaser.

The closing of the Transactions is subject to the satisfaction or waiver of certain customary closing conditions set forth in the APA.

The APA contains customary representations and warranties of Nektar and Purchaser. Nektar has agreed to provide certain specific and customary indemnities to Purchaser for certain excluded liabilities not covered by a representation and warranties policy to be obtained by Purchaser in connection with the Transactions. In addition, the APA contains certain restrictive covenants, which will restrict, as of the closing of the Transactions, Nektar’s ability to manufacture and sell PEG reagents.

In addition, the APA provides that, at the closing of the Transactions, each of Nektar and Purchaser will enter into certain ancillary agreements to effect the Transactions, including a mutual transition services agreement and a manufacturing and supply agreement and for Purchaser to supply to Nektar the PEG reagents for use in the manufacture of rezpegaldesleukin and NKTR-255.

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

On November 1, 2024, we entered into an Asset Purchase Agreement (the APA) with an affiliate (the Purchaser) of Ampersand Management LLC d/b/a Ampersand Capital Partners, for the sale of our manufacturing facility located in Huntsville, Alabama (the Facility) and assignment of the existing manufacturing and supply agreements for consideration of $70 million in cash (subject to customary closing costs and adjustments based on closing net working capital, closing inventory and the amount of any indebtedness assumed by the Purchaser) and an approximate 20% equity ownership at the time of close in the Purchaser (the Transactions). See Note 10 to our Condensed Consolidated Financial Statements for additional information.

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

We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. Our lead research program, NKTR-0165, is our preclinical tumor necrosis factor (TNF) receptor type II (TNFR2) agonist asset, which we believe is a unique bivalent antibody that selectively stimulates TNFR2 receptor activity, without modulation of the TNFR1 signaling. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. TNFR2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. Our focus on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be developed for treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. We are carrying out Investigational New Drug (IND) enabling studies for this program in 2024, after having exercised an option in December 2023 to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At September 30, 2024, we had approximately $249.0 million in cash and investments in marketable securities.

Results of Operations

The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended September 30,		$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	2024	2023
Revenue:
Product sales	$8,015	$5,822	$2,193	38%
Non-cash royalty revenue related to sales of future royalties	15,731	18,167	(2,436)	(13)%
License, collaboration and other revenue	378	155	223	144%
Total revenue	24,124	24,144	(20)	(0)%
Operating costs and expenses:
Cost of goods sold	4,435	12,431	(7,996)	(64)%
Research and development	35,031	24,070	10,961	46%
General and administrative	18,957	21,147	(2,190)	(10)%
Restructuring, impairment and costs of terminated program	46	11,360	(11,314)	(100)%
Total operating costs and expenses	58,469	69,008	(10,539)	(15)%
Loss from operations	(34,345)	(44,864)	10,519	(23)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(6,020)	(5,910)	(110)	2%
Interest income	3,437	5,211	(1,774)	(34)%
Other income (expense), net	(120)	(335)	215	(64)%
Total non-operating income (expense), net	(2,703)	(1,034)	(1,669)	161%
Loss before provision for income taxes	(37,048)	(45,898)	8,850	(19)%
Provision (benefit) for income taxes	9	(61)	70	(115)%
Net loss	$(37,057)	$(45,837)	$8,780	(19)%

	Nine Months Ended September 30,		$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	2024	2023
Revenue:
Product sales	$20,689	$15,198	$5,491	36%
Non-cash royalty revenue related to sales of future royalties	48,029	50,860	(2,831)	(6)%
License, collaboration and other revenue	534	179	355	198%
Total revenue	69,252	66,237	3,015	5%
Operating costs and expenses:
Cost of goods sold	22,709	26,485	(3,776)	(14)%
Research and development	92,163	84,220	7,943	9%
General and administrative	59,616	60,097	(481)	(1)%
Restructuring, impairment and costs of terminated program	14,310	49,107	(34,797)	(71)%
Impairment of goodwill	—	76,501	(76,501)	(100)%
Total operating costs and expenses	188,798	296,410	(107,612)	(36)%
Loss from operations	(119,546)	(230,173)	110,627	(48)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(17,959)	(18,467)	508	(3)%
Interest income	11,558	14,392	(2,834)	(20)%
Other income (expense), net	(255)	100	(355)	(355)%
Total non-operating income (expense), net	(6,656)	(3,975)	(2,681)	67%
Loss before provision for income taxes	(126,202)	(234,148)	107,946	(46)%
Provision (benefit) for income taxes	20	(171)	191	(112)%
Net loss	$(126,222)	$(233,977)	$107,755	(46)%

Revenue

Our revenue has historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners.

•
Product sales and Cost of goods sold: Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. Accordingly, the revenue recognized in a given period is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year. We expect product sales to increase for 2024 as compared to 2023 due to increased demand from our partners and the increased selling price for UCB as a result of an amendment to our supply agreement, as described below.

We historically had a manufacturing arrangement with UCB that included a fixed price which was less than the fully burdened manufacturing cost for the reagent. As a result of this arrangement, gross margin was negative for the periods presented, other than the three months ended September 30, 2024. We had negotiated this fixed price in exchange for a higher royalty rate. Accordingly, when evaluating the net realizable value of our inventory for UCB, we include the negotiated increase of the royalties in our analysis, and the aggregate revenue had historically been greater than our manufacturing cost. Due to the decreases in the royalty rates for 2024 and 2025 as a result of a settlement agreement with UCB, the aggregate revenue was expected to be less than our manufacturing cost, and therefore we recorded a provision for net realizable value.

On July 31, 2024, and further formalized in an Amended and Restated Manufacturing and Supply Agreement dated October 18, 2024, we entered into a long-term "take or pay" supply agreement with UCB that increases the selling price of the PEG reagent used in the manufacture of CIMZIA® (the UCB Supply Agreement). The UCB Supply Agreement also covers UCB’s purchases of the same reagent (at the same price) for use in the manufacture of dapirolizumab pegol. We analyzed the terms of the agreement, including its cancellation provisions, and concluded that it represents a long-term agreement. Since the performance obligations are deliveries of a single reagent, we determined a single sales price for recognition of revenue over the term of the arrangement. Because the billed price was less than the single selling price, we recorded an increase to product sales of $3.8 million for the three months ended September 30, 2024. Additionally, we released the provision for net realizable value during the three months ended September 30, 2024, and recorded a benefit of $2.6 million to cost of goods sold.

As discussed above and disclosed in Note 10 to our Condensed Consolidated Financial Statements, we have entered into an agreement to sell our manufacturing facility in Huntsville, AL, and assign our manufacturing and supply agreements to an affiliate of Ampersand Capital Partners. Upon closing of the Transactions, we will no longer record product sales and cost of goods sold.

During the three and nine months ended September 30, 2023, we recorded a provision for inventory obsolescence of $3.7 million as an increase to cost of goods sold for certain PEG reagent batches, as a result of our identification of a quality concern of a solvent obtained from a third party that was used in the manufacture of these batches. Based on subsequent further analysis and partner approval, we reversed this provision in the three months ended December 31, 2023.

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

Research and development expense increased for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, due to increases in expenses for the development of rezpegaldesleukin and NKTR-0165, offset by decreases in employee costs and related facilities costs as well as development expense for NKTR-255. Additionally, beginning in the three months ended March 31, 2024, we began reporting, as research and development expense, the costs of winding down the bempegaldesleukin program, which was previously reported in restructuring, impairment and costs of terminated program, as the amounts are immaterial. We expect research and development expense in total to increase in 2024 as compared to 2023 primarily due to the increased expense for the development of rezpegaldesleukin in two Phase 2b trials.

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

Research and development expense for rezpegaldesleukin increased for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, due to the initiation of the Phase 2b study in patients with moderate-to-severe atopic dermatitis in October 2023 and the Phase 2b study in patients with severe-to-very severe alopecia areata in March 2024. We expect the costs of development of rezpegaldesleukin to increase significantly for full year 2024 as compared to 2023 due to these Phase 2b studies.

Research and development expense for NKTR-255 decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, as our development activities in 2024 are reduced compared to the prior period, and we expect development expense for full year 2024 to decrease as compared to 2023 for this same reason. Our development expense for NKTR-255 includes the Nektar-sponsored Phase 2 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, the Fred Hutchinson Cancer Center investigator-sponsored study evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma, our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study, and an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

In December 2023, for our NKTR-0165 program, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. Research and development expense for NKTR-0165 increased for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, as we began conducting IND enabling studies for this program in 2024, and we expect development expense for NKTR-0165 to increase for full year 2024 as compared to 2023 for the same reason.

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

General and Administrative Expense

General and administrative expense includes the cost of administrative staffing, finance and legal activities, including certain overhead allocations consisting of support and facilities-related costs. Additionally, general and administrative expense includes our lease and other facilities expenses for spaces we have sublet or are seeking to sublease, net of sublease income. General and administrative expense decreased for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, reflecting a decrease in employee costs partially offset by reduction of facilities costs allocated to research and development expenses. As discussed in Note 7 to our Condensed Consolidated Financial Statements, pursuant our 2023 Restructuring Plan, we reduced our San Francisco-based workforce by approximately 60%, which we substantially completed by June 2023. As discussed above, as a result of the reduction in force and our decision to seek a sublease for our remaining space in our Mission Bay Blvd. South facility, we ceased recording the related facilities expense as research and development expense after June 2023, resulting in an increase to general and administrative expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Clinical trial expense, other third-party and employee costs for the wind down of the bempegaldesleukin program	$—	$652	$—	$3,606
Severance and benefit expense	—	535	—	7,961
Impairment of right-of-use assets and property, plant and equipment	—	10,173	8,329	36,628
Contract termination and other restructuring costs	46	—	5,981	912
Restructuring, impairment and other costs of terminated program	$46	$11,360	$14,310	$49,107

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
•
Impairment of right-of-use assets and property, plant and equipment: We recognized $35.3 million in non-cash impairment charges for the full year 2023, primarily for office and laboratory space on Mission Bay Blvd. South and our office space on Third St., reflecting deteriorations in both the laboratory and office lease markets. The non-cash impairment charge for the nine months ended September 30, 2024 primarily reflect impairment charges for our office and laboratory space on Mission Bay Blvd. South and our office space on Third St. While we continue to seek subleases for our remaining spaces, we will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases, and we may record non-cash impairment charges in future periods as these estimates change.
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

Interest Income

Interest income decreased for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, reflecting a decrease in our investment balances, partially offset by an increase in interest rates. We expected interest income to decrease for 2024 due to lower investment balances as we fund our operations.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of September 30, 2024, we had approximately $249.0 million in cash and investments in marketable securities.

As discussed above and further disclosed in Note 10 to our Condensed Consolidated Financial Statements, we have entered into an agreement to sell our manufacturing facility in Huntsville, AL, and assign our manufacturing and supply agreements to an affiliate of Ampersand Capital Partners. Upon closing of the Transactions, we will receive $70.0 million in cash (subject to customary closing costs and adjustments based on closing net working capital, closing inventory and the amount of any indebtedness assumed by the Purchaser) and an approximate 20% ownership interest at the time of close in the Purchaser.

During the nine months ended September 30, 2024, we entered into the following transactions:

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

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2024 and 2023 totaled $129.5 million and $145.6 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will be comparable for 2024 as compared to 2023.

Cash flows from investing activities

During the nine months ended September 30, 2024 and 2023, the maturities and sales of our investments, net of purchases, totaled $83.4 million and $121.6 million, respectively, which we used to fund our operations. Our other investing activities were not significant for the periods presented.

Cash flows from financing activities

Other than the three financing activities described above during the three months ended March 31, 2024, our cash flows from financing activities for the nine months ended September 30, 2024 and 2023 were not significant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2024 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
delays caused by future health epidemics;
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

As of September 30, 2024, we had cash and investments in marketable securities valued at approximately $249.0 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

For the nine months ended September 30, 2024, we reported a net loss of $37.1 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

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

Inflation has increased our operating costs and could negatively impact our operations.

Increased price levels resulting from inflation have resulted in increased operating costs. In addition, the United States Federal Reserve has raised and held interest rates at higher levels than in the past decade in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks.

Our business could be adversely affected by the effects of future health epidemics.

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

In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which we rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at the FDA and other agencies may slow the time necessary for new drug candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at September 30, 2024.

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

In the United States, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has increased our compliance costs and may increase our potential liability. The CCPA has prompted a number of proposals for new federal and state privacy legislation. If passed, these proposals could increase our potential liability, increase our compliance costs and adversely affect our business.

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

Our stock price is volatile. During the three months ended September 30, 2024, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $1.11 to $1.48 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

Given that certain election results from the U.S. elections in November 2024 have not yet been determined, the future geopolitical landscape remains uncertain. Any resulting changes in international trade relations, legislation and regulations, including those related to taxation and importation, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.

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

Our corporate headquarters, where a substantial number of our research and development employees are based, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In addition, we own facilities for the manufacture of products using our advanced polymer conjugate technologies in Huntsville, Alabama. There are no backup facilities for our manufacturing operations located in Huntsville, Alabama. In the event of an earthquake or other natural disaster, catastrophic event caused by climate change, political instability, civil unrest, or terrorist event in any of these locations, our ability to manufacture and supply materials for drug candidates in development and our ability to meet our manufacturing obligations to our customers would be significantly disrupted and our business, results of operations and financial condition would be harmed. Our collaboration partners and important vendors and suppliers to us or our collaboration partners may also be subject to catastrophic events, such as earthquakes, floods, hurricanes, tornadoes and pandemics any of which could harm our business (including, for example, by disrupting supply chains important to the success of our business), results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements and Policies

In the fiscal quarter ended September 30, 2024, no director or officer adopted, modified, or terminated a "Rule 10b5-1 trading arrangement"; or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

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
Date: November 7, 2024