Form 10-K
period 2024-12-31
NEKTAR THERAPEUTICS
filed 2025-03-14
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, as reported on The NASDAQ Capital Market, was approximately $226 million.

As of March 6, 2025, the number of outstanding shares of the registrant’s common stock was 186,103,588.

DOCUMENTS INCORPORATED BY REFERENCE

NEKTAR THERAPEUTICS

2024 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this annual report on Form 10-K, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements related to our prior strategic reorganization and cost restructuring plans, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates and our future research and development plans, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation, or success of our collaboration arrangements, any statements regarding future payments that may come due to us, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this annual report on Form 10-K. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this annual report on Form 10-K, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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
o
we are highly dependent on the success of rezpegaldesleukin (previously referred to as NKTR-358) and our business will be significantly harmed if rezpegaldesleukin does not continue to advance in clinical studies;
o
the outcomes from competitive immunotherapy clinical trials, and the discovery and development of new potential immunotherapies could have a material and adverse impact on the value of our pipeline;
o
significant competition for our products and drug candidates could make our drug products or drug candidates obsolete or uncompetitive;
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
o
a significant source of our revenue and capital for research and development has been derived from our collaboration agreements, and if we are unable to establish and maintain new collaboration partnerships with attractive commercial terms, including significant development milestones and research and development cost-sharing, our business, results of operations and financial condition could suffer; and
o
we expect to continue to incur substantial net losses from operations and may not achieve or sustain profitability in the future.
•
Risks Related to Supply and Manufacturing:
o
if our contract manufacturers are not able to manufacture drugs or drug substances in sufficient quantities that meet applicable quality standards, our business, financial condition and results of operations could be harmed; and
o
we purchase some of the starting material for drugs and drug candidates from a single source or a limited number of suppliers, and the partial or complete loss of one of these suppliers could cause delays, loss of revenue and contract liability.
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

PART I

Item 1. Business

Nektar Therapeutics (Nektar, we) is a clinical stage, research-based drug discovery biopharmaceutical company focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology to identify and create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165, respectively) and cancer (e.g. NKTR-255). We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

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

Autoimmune diseases

We recognize that many autoimmune diseases are caused by an imbalance in the body’s immune system. A failure of the body’s self-tolerance mechanisms enables the formation of pathogenic T cells that cause the immune system to mistakenly attack and damage healthy cells in a person’s body. Current systemic treatments for autoimmune diseases, including corticosteroids and anti-TNF agents, suppress the immune system broadly and come with severe side effects. Pharmaceutical agents designed to rebalance the immune system by increasing the function of regulatory T cells (Treg cells), powerful inhibitory immune cells, could be used to treat patients suffering from autoimmune disorders and inflammatory diseases.

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

In late October 2023, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, which remains on track for a topline data readout in the first half of 2025. On February 11, 2025, we announced that the U.S. Food and Drug Administration (FDA) had granted Fast Track designation for rezpegaldesleukin for the treatment of adult and pediatric patients 12 years of age and older with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable.

In March 2024, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with severe-to-very severe alopecia areata, which remains on track for a topline data readout in the second half of 2025.

We plan to explore other autoimmune indications for the development of rezpegaldesleukin.

On February 24, 2025, we announced that we had entered into a clinical trial agreement with TrialNet, an international clinical trial network focused on diabetes research, to evaluate rezpegaldesleukin in patients with new onset stage 3 type 1 diabetes mellitus (TID). Under the agreement, TrialNet will conduct and provide funding for a Phase 2 randomized, double-blind, placebo-controlled, clinical trial to investigate the safety and potential efficacy of rezpegaldesleukin in approximately 70 adults and children with new onset stage 3 TID. We will supply rezpegaldesleukin for the trial and will provide support for the study, including pharmacokinetic and other analyses. We will retain all rights to rezpegaldesleukin under the collaboration.

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

NKTR-0165

We believe that our preclinical tumor necrosis factor (TNF) receptor type II (TNFR2) agonist asset is a potentially unique bivalent antibody that selectively stimulates TNFR2 receptor activity, without modulation of the TNFR1 signaling. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. TNFR2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. Our focus is on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be potentially developed for treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. We are currently conducting Investigational New Drug (IND) enabling studies for this program, after having exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021, with the goal of preparing for an IND submission in the second half of 2025.

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

We are continuing select developmental studies of NKTR-255 in combination with cell therapies and checkpoint inhibitors while we evaluate additional strategic partnership pathways for the program. We initiated a Nektar-sponsored Phase 2/3 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, and announced results from the Phase 2 portion of the study at the 66th Annual American Association of Hematology (ASH) Meeting in December 2024. Fred Hutchinson Cancer Center is also evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma in an investigator sponsored study. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We expect to receive topline data from the study in the first half of 2025. We entered into a new clinical study collaboration with AbelZeta Pharma, Inc. (AbelZeta) (formerly known as CBMG Holdings) to study NKTR-255 in combination with its C-TIL051, a tumor-infiltrating lymphocyte (TIL) therapy, in advanced non-small cell lung cancer (NSCLC) patients that are relapsed or refractory to anti-PD-1 therapy. Under the collaboration, we will contribute NKTR-255 and AbelZeta will add NKTR-255 to its ongoing AbelZeta-sponsored Phase 1 clinical trial. We also have an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (darvulumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

Other Research and Development Programs

We believe it is important to maintain a diverse pipeline of new drug candidates to build on the value of our business. Our discovery research organization continues to leverage its deep understanding of immunology to identify new drug candidates in a wide range of molecule classes, including proteins, peptides and antibodies. We aim to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years.

We believe our preclinical PEG-Colony Stimulating Factor (PEG-CSF1) program, NKTR-422, which is a polyethylene glycol modified version of the CSF1 protein that is intended to optimize receptor interaction and to selectively modulate resolution processes of inflammation, has applications in a number of therapeutic indications including acute and chronic inflammation as well as fibrosis. We also maintain our preclinical oncology asset, NKTR-288, which is an investigational PEG conjugate of the protein interferon gamma that is designed utilizing a site-specific conjugation approach to modify binding of interferon gamma with one of its substrates and to optimize the pharmacodynamic duration of interferon gamma signaling. We believe this program has therapeutic applications in oncology as well as in other infectious diseases.

Many of our drug candidates incorporate advanced and proven polymer conjugate technology, which involves conjugating polyethylene glycol to a pharmaceutically active agent, a process often referred to as “PEGylation.” PEGylation has been a highly effective technology for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta (pegfilgrastim) and UCB’s CIMZIA (certolizumab pegol).

Our experience has shown that advanced polymer conjugate technology has the potential to offer one or more of the following benefits:

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

We previously owned a manufacturing facility in Huntsville, Alabama (the Facility), which manufactured our proprietary polyethylene glycol reagents (PEG reagents) for our PEGylation and advanced polymer conjugate technology operations. As discussed in Notes 1 and 12 to our Consolidated Financial Statements, in December 2024, we sold the Facility and assigned our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners.

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

Our collaboration partners have advanced drug candidates we invented into commercial drug products. In addition, through our collaborations and licensing partnerships with a number of well-known biotechnology and pharmaceutical companies, more than ten products using PEGylation technology have received regulatory approval in the U.S. or Europe. The following table outlines our prior collaborations and licensing partnerships. These collaborations generally contain one or more elements including a license to our intellectual property rights and manufacturing and supply agreements under which we may receive or have previously received manufacturing revenue, milestone payments, and/or royalties on commercial sales of drug products.

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

* In December 2020, pursuant to a purchase and sale agreement (the “2020 Purchase and Sale Agreement”) we sold to entities managed by Healthcare Royalty Management, LLC (HCR) our rights to receive royalties on future worldwide new sales of ADYNOVATE®/ADYNOVI® and MOVANTIK®/MOVANTIG® (as well as REBINYN® and specified licensed products under a Right to Sublicense Agreement, dated October 27, 2017) from and after October 1, 2020 until HCR had received payments equal to $210.0 million (the “2025 Threshold”), if the 2025 Threshold were achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold was not achieved on or prior to December 31, 2025 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made). On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for a $15.0 million payment to Nektar.

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

Among other things, the approval process required by the FDA before a drug candidate may be marketed in the U.S. will depend on whether the chemical composition of the active chemical ingredient in the drug candidate has previously been approved for use in other dosage forms. If the product is a new chemical entity that has not been previously approved, the process includes the following:

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

If the active chemical ingredient has been previously approved by the FDA, the approval process is similar, except that certain preclinical tests, including those relating to systemic toxicity normally required for the IND, as well as for NDA or BLA, and clinical trials, may not be necessary if the company has a right of reference to existing preclinical or clinical data under Section 505(j) of the Federal Food, Drug, and Cosmetic Act (FDCA) or is eligible for approval under Section 505(b)(2) of the FDCA or the biosimilars provisions of the Public Health Services Act.

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

Following a series of formal meetings and communications between the drug sponsor and the regulatory agencies, the results of product development, preclinical studies and clinical studies are submitted to the FDA as an NDA or BLA for approval of the marketing and commercial shipment of the drug product. The FDA may deny approval if applicable regulatory criteria are not satisfied or may require additional clinical or pharmaceutical testing or requirements. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy all of the criteria for approval. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically comprised of clinicians and other experts, for evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Additionally, the approved labeling may narrowly limit the conditions of use of the product, including the intended uses, or impose warnings, precautions or contraindications which could significantly limit the potential market for the product. Further, as a condition of approval, the FDA may impose post-market surveillance, or Phase 4, studies or risk evaluation and mitigation strategies (REMS).

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and good clinical practices (GCPs). If the FDA determines the manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will require the facility to take corrective action and provide documentation evidencing the implementation of such corrective action, which may delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCPs, the FDA may determine the data generated by the site should be excluded from the primary efficacy analyses provided in the NDA or BLA, and request additional testing or data. Additionally, the FDA ultimately may still decide that the application does not satisfy the regulatory criteria for approval.

In situations where our partners are responsible for clinical and regulatory approval procedures, we may still participate in this process by submitting to the FDA a drug master file developed and maintained by us which contains data concerning the manufacturing processes for polymer conjugation materials (if incorporated) or drug product. For those products for which we have development responsibility, we prepare and submit an IND and are responsible for additional clinical and regulatory procedures for drug candidates being developed under an IND. The clinical and manufacturing, development and regulatory review and approval process generally takes a number of years and requires the expenditure of substantial resources. Our ability to manufacture and market products, whether developed by us or under collaboration agreements, ultimately depends upon the completion of satisfactory clinical trials and success in obtaining marketing approvals from the FDA and equivalent foreign health authorities.

Post-Approval Requirements

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to monitoring, record-keeping, advertising and promotion, reporting of adverse experiences, and limitations on industry-sponsored scientific and educational activities. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or BLA or a supplemental NDA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

FDA regulations require that approved products be manufactured in specific approved facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other regulatory requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA does not regulate behavior of physicians in their choice of treatments and physicians may legally prescribe available products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. However, the FDA does restrict an applicant’s communications on the subject of off-label use of their products. The FDA and other agencies actively enforce the laws prohibiting the marketing and promotion of off-label uses, and a company that is found to have improperly marketed or promoted off-label use may be subject to significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, and mandatory compliance programs.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, restrictions on a product, and judicial or administrative enforcement.

Expedited Development and Review Programs

The FDA is authorized to designate certain products for expedited review if they demonstrate the potential to address an unmet medical need in the treatment of a serious or life-threatening disease or condition for which there is no effective treatment. These programs include Fast Track designation and Breakthrough Therapy designation.

Fast Track Designation. The FDA may grant “fast track” status to product candidates that are intended to treat serious or life-threatening diseases or conditions and demonstrate the potential to address an unmet medical need for the condition. Fast track is a process designed to facilitate the development and expedite the review of such product candidates by providing, among other things, more frequent meetings with the FDA to discuss the product candidate’s development plan and rolling review, which allows submission of individually completed sections of an NDA or BLA for FDA review before the entire submission is completed. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a product candidate may request the FDA to designate the product as a fast track product at any time during clinical development. Fast Track status does not ensure that a product will be developed more quickly or receive FDA approval. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, or if the designated drug development program is no longer being pursued. On February 11, 2025, we announced that the FDA had granted Fast Track designation for rezpegaldesleukin for the treatment of adult and pediatric patients 12 years of age and older with moderate to severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable.

Breakthrough Therapy Designation. A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation if preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. If so designated, the FDA will expedite the development and review of the product candidate’s marketing application, including by meeting with, and providing advice to, the sponsor throughout the product candidate’s development, and taking steps to facilitate an efficient review of the development program and to ensure that the design of the clinical trials is as efficient as practicable.

Fast Track designation and Breakthrough Therapy designation do not change the standards for approval but may expedite the development or approval process. Moreover, even if a product candidate or platform technology qualifies for one or more of these programs, the FDA may later decide that the product candidate or platform technology no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation and Exclusivity

In the U.S., under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a biological product or drug in the U.S. for this type of disease or condition will be recovered from sales of the product. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. In addition, the Orphan Drug Act provides for protocol assistance, tax credits, research grants, and exclusions from user fees for sponsors of orphan products. Once a product receives orphan drug exclusivity, a second product that is considered to be the same drug for the same indication generally may be approved during the exclusivity period only if the second product is shown to be “clinically superior” to the original orphan drug in that it is more effective, safer or otherwise makes a “major contribution to patient care” or the holder of exclusive approval cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similar incentives also are available for orphan drugs in the EU.

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

Other Healthcare Laws and Regulations

If we obtain regulatory approval of our products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs. In addition, we may be subject to patient privacy regulations by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts, and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute regulatory safe harbors or specific intent to violate it to have committed a violation. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute regulatory safe harbors. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This area of regulation remains a focus and is subject to change in the future. We continue to evaluate what effect, if any, changes to the federal Anti-Kickback Statute will have on our business;
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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% which remains in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Furthermore, federal agencies, Congress, state legislatures, and the private sector have shown significant interest in implementing cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Presidents from both political parties in the United States have increasingly relied upon the issuance of executive orders that directly affect prescription drug costs. As a number of these orders and other measures by the executive branch may require authorization through additional legislation to become effective, we will continue to evaluate what effect, if any, these orders and measures will have on our business.

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

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Foreign Regulation

In addition to regulations in the U.S., sales of our products outside the U.S. are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to develop or sell any product candidates outside of the U.S. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Patents and Proprietary Rights

We own more than 150 U.S. and 700 foreign patents and a number of pending patent applications that cover various aspects of research and development efforts. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our research and development efforts and our drug candidates. More specifically, our patents and patent applications cover polymer architecture, drug candidates, formulations, methods of making polymers and polymer conjugates, methods of administering our drug candidates, and methods of manufacturing polymers and polymer conjugates. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest non-provisional patent application filing priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

U.S. and foreign patent rights and other proprietary rights exist that are owned by third parties and relate to pharmaceutical compositions and components of those compositions, as well as equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, of these rights will be considered relevant to our drug candidates by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from third parties. There can be no assurance that we can obtain a license to any technology that we determine we need on reasonable terms, if at all, or that we could develop or otherwise obtain alternative technology. The failure to obtain licenses if needed may have a material adverse effect on our business, results of operations and financial condition. Please refer to Item 1A. Risk Factors, including without limitation, “We may not be able to obtain intellectual property licenses related to the development of our drug candidates on a commercially reasonable basis, if at all.”

It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. The agreements provide that all inventions conceived by an employee that relate to our business shall be our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Customer Concentrations

Our revenue has been derived from our collaboration agreements with partners, under which we may receive a combination of revenue elements including up-front payments for licensing agreements, clinical research reimbursement or co-funding, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and/or, before the sale of the Facility, product sales revenue. Our revenues are concentrated among a limited number of collaboration partners under long-term arrangements. Before the sale of the Facility, we derived the substantial majority of our PEGylation reagent product sales from UCB and Pfizer. Following the 2020 Purchase and Sale Agreement (wherein under a capped return sale arrangement we sold our rights to receive royalties on future worldwide new sales of MOVANTIK®/ MOVANTIG® and ADYNOVATE®/ADYNOVI®, as well as REBINYN® and specified licensed products), other than our product sales, substantially all of our revenues are non-cash royalty revenues.

Following the termination of our collaboration agreement with Eli Lilly and Company, we do not have a collaboration agreement for rezpegaldesleukin. Therefore, we will not receive collaboration-based revenues for our lead drug candidates, rezpegaldesleukin, NKTR-255 and NKTR-0165, unless we enter into new collaboration agreements for these drug candidates.

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

Science and Technology Competition

We face intense science and technology competition from a multitude of technologies seeking to enhance the efficacy, safety and ease of use of approved drugs and new drug molecule candidates. A number of the drug candidates in our pipeline have direct and indirect competition from large pharmaceutical and biopharmaceutical companies. With our use of proven advanced polymer conjugate technologies, we believe we have competitive advantages relating to factors such as efficacy, safety, ease of use and cost for certain applications and molecules. We constantly monitor scientific and medical developments in order to improve our current technologies, seek licensing opportunities where appropriate, and determine the best applications for our business.

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

NKTR-0165

Several companies are developing selective TNFR2 agonists as potential therapies for patients with various autoimmune diseases. These companies often employ an antibody or fusion protein to target the TNFR2 pathway and include Dualyx, TRexBio, Inc., Odyssey Therapeutics, Inc., and Pfizer, Inc.

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in millions):

	Year Ended December 31,
	2024	2023
Third party and direct materials costs	$76.8	$51.9
Personnel, overhead and other costs	34.6	45.5
Stock-based compensation and depreciation	9.4	16.8
Research and development expense	$120.9	$114.2

Manufacturing and Supply

The Facility we sold to Gannet BioChem manufactures PEG reagents for subsequent conjugation to active pharmaceutical ingredients (APIs). The Facility can be used to produce APIs themselves, as well as form PEG conjugates of APIs. The Facility and associated equipment are designed to be operated to comply with all applicable laws and regulations. As we no longer maintain the capability to directly manufacture PEG reagents for our drug candidates, and do not have the capabilities to manufacture biologics or finished drug products for our development programs, we utilize contract manufacturers to manufacture all components of our drug candidates and our finished drug products. We will utilize the services of contract manufacturers for all phases of clinical development and eventual commercialization. Our contract manufacturers have contractual obligations to comply with all applicable laws and regulations.

We source drug materials for our manufacturing activities from one or more suppliers. For the drug materials necessary for our drug candidate development, we have agreements for the supply of such drug components with drug manufacturers or suppliers that we believe have sufficient capacity to meet our demands. However, from time to time, we source critical materials and services from one or a limited number of suppliers and there is a risk that if such supply or services were interrupted, it could materially harm our business. As a result of the sale of the Facility, we are dependent on Gannet BioChem for the supply of the PEG reagents used in the manufacture of rezpegaldesleukin and NKTR-255. In addition, we typically order materials and services on a purchase order basis for early phase clinical development products and enter into long-term supply arrangements only for late-stage products nearing regulatory approval for marketing authorization.

Environment

Before the sale of the Facility, as a manufacturer of PEG reagents for clinical drug candidates and commercial drug products, we were subject to inspections generally applicable to manufacturers of important components of pharmaceuticals, particularly inspections carried out by the FDA and the U.S. Environmental Protection Agency for compliance with cGMP and other U.S. regulatory requirements, including U.S. federal, state and local regulations regarding environmental protection and hazardous and controlled substance controls, among others. Following the sale of the Facility, we remain subject to inspections, including those brought by the FDA as we are sponsor a number of INDs, and environmental regulators as we maintain office facilities in San Francisco, California. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We incurred significant expenditures to ensure we were in compliance with these laws and regulations. To our knowledge, we complied with all material governmental regulations applicable to our business. We would be subject to significant penalties for failure to comply with these laws and regulations.

Human Capital

As of December 31, 2024, we had 61 employees, of which 35 employees were engaged in research and development activities. Substantially all of our employees are located in the U.S. We have a number of employees who hold advanced degrees, such as a Ph.D. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We are committed to attracting, developing, advancing and retaining a diverse and talented workforce. As part of our measures to attract and retain personnel, we offer a total rewards package to our full-time employees consisting of base salary, cash bonuses based on individual and company performance, equity compensation and comprehensive benefits, including health insurance, life insurance, retirement plans, and paid holiday and vacation time. We support our employee’s further development by providing professional development opportunities. We believe that we maintain good relations with our employees.

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

Risks Related to our Business

We are highly dependent on the success of drug candidates, particularly rezpegaldesleukin (previously referred to as NKTR-358). If these drug candidates fail in clinical development our business will be significantly harmed.

Our future success is highly dependent on the clinical success of our drug candidates, particularly rezpegaldesleukin. In general, most investigational drugs, including drug candidates designed to treat patients suffering from autoimmune disorders, such as rezpegaldesleukin, do not become approved drugs. Accordingly, there is a very meaningful risk that our drug candidates will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals.

We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in systemic lupus erythematosus (SLE) conducted by Lilly did not meet the study’s primary endpoint and that Lilly did not intend to advance rezpegaldesleukin to Phase 3 development in SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the Lilly Agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We have initiated two Phase 2b rezpegaldesleukin studies: one in patients with moderate-to-severe atopic dermatitis, and another in patients with severe-to-very severe alopecia areata, and will collaborate with TrialNet to conduct a Phase 2 study of rezpegaldesleukin in patients with new onset stage 3 TID. We will also explore other autoimmune indications for the development of rezpegaldesleukin. While we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional materials that Lilly has not yet transferred to us. In the event Lilly fails to promptly and completely transfer to us any additional needed materials or we are not able to independently source these materials, the continued clinical development of rezpegaldesleukin and our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.

Additionally, promising results from earlier trials may not predict similarly favorable outcomes in subsequent trials. For example, our drug candidates (particularly those being evaluated in the oncology setting) have been tested in clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational drug candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational drug candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our drug candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control. Also, results from “double blinded” studies where both the patient and investigator do not know whether the patient is receiving the investigational drug candidate may not be predictive of future clinical trial results. One or more clinical failures of our drug candidates would jeopardize and could materially harm our business, results of operations and financial condition.

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

Significant competition could render our partnered and proprietary drugs and drug candidates obsolete or noncompetitive, which would negatively impact our business, results of operations and financial condition.

Our partnered and proprietary products and drug candidates compete with various pharmaceutical and biotechnology companies. For rezpegaldesleukin, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based, microbiome-based, or toleragenic-based therapies (Symbiotix, LLC, Janssen, AstraZeneca, and Tizona Therapeutics), regulatory T cell therapies (Sangamo Therapeutics, Inc., Quell Therapeutics, Ltd., TxCell, Inc., Sonoma Biotherapeutics, Inc., GentiBio, Inc., Kyvema Therapeutics, Inc., and Tract Therapeutics, Inc.), or IL-2-based-therapies (Amgen Inc., BMS, Novartis, Inc., ILTOO Pharma, Xencor, Inc., Merck & Co, through its acquisition of Pandion Therapeutics, and Sanofi SA, through its acquisition of Synthorx, Inc.). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., Nkarta Therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). For NKTR-0165, we believe companies targeting the TNFR2 pathway for the treatment of patients with autoimmune disease include Dualyx, TRexBio, Inc., Odyssey Therapeutics, Inc., and Pfizer, Inc. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies noncompetitive or obsolete.

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

Our 2022 and 2023 Restructuring Plans prioritized key research and development efforts that will impact the Company’s future business activities, including activities involving rezpegaldesleukin, NKTR-255, NKTR-0165 and several core research programs. There is no guarantee that these Restructuring Plans and their associated cost restructuring measures will achieve their intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. Consequently, we may need to undertake additional restructuring and cost-saving activities to further prioritize our key research and development efforts and these additional restructuring and cost-saving activities may not be successful, which could have a material adverse effect on our business, financial condition and prospects.

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
•
even when the applicable contract mandates otherwise, collaboration partners with commercial rights may choose to devote fewer resources to the development or marketing of our partnered drugs than they devote to their own drugs or other drugs that they have in-licensed;
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

Given these risks, the success of our current and future collaboration partnerships is highly unpredictable and can have a substantial negative impact on our business. If the approved drugs fail to achieve commercial success or the drug candidates in development fail to have positive late stage clinical outcomes sufficient to support regulatory approval in major markets, it could significantly impair our access to capital necessary to fund our research and development efforts. If we are unable to obtain sufficient capital resources to advance our drug candidate pipeline, it would negatively impact the value of our business, results of operations and financial condition.

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

As of December 31, 2024, we had cash and investments in marketable securities valued at approximately $269.1 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

For the year ended December 31, 2024, we reported a net loss of $119.0 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

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

Risks Related to Supply and Manufacturing

If our contract manufacturers are not able to manufacture biologic substance or substances in sufficient quantities that meet applicable quality standards, it could delay clinical studies, result in reduced sales or constitute a breach of our contractual obligations, any of which could significantly harm our business, financial condition and results of operations.

If our contract manufacturing organizations (CMOs) are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, it could delay our or our collaboration partners’ clinical studies or result in a breach of our contractual obligations, which could in turn reduce the potential commercial sales of our or our collaboration partners’ products. As a result, we could incur substantial costs and damages and any product sales or royalty revenue that we would otherwise be entitled to receive could be reduced, delayed or eliminated. In most cases, we rely on CMOs to manufacture and supply drug product for our clinical studies and those of our collaboration partners. As a result of the sale of the Facility, we are currently dependent on Gannet BioChem for the supply of the PEG reagents used in the manufacture of our PEG-conjugate drug candidates, including rezpegaldesleukin and NKTR-255. The manufacturing of biologics involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, and challenges in controlling for all of these variables. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party CMOs required for drug supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by our CMOs to supply API or drug products in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.

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

We purchase some of the starting material for biologics and biologic candidates from a single source or a limited number of suppliers, and the partial or complete loss of one of these suppliers could cause production delays, clinical trial delays, potential loss of revenue and contract liability to third parties.

We often face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could cause production delays, clinical trial delays, potential lost revenue opportunities or contract liabilities to third parties. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our PEGylation and advanced polymer conjugate drug formulations. Any interruption in supply, diminution in quality of raw materials supplied to us or failure to procure such raw materials on commercially feasible terms could harm our business by delaying our clinical trials, impeding commercialization of approved drugs or increasing our costs.

The manufacturing operations of our contract manufacturers are subject to laws and other governmental regulatory requirements, which, if not met, would have a material adverse effect on our business, results of operations and financial condition.

Our CMOs are required in certain cases to maintain compliance with current good manufacturing practices (cGMP), including cGMP guidelines applicable to active pharmaceutical ingredients, and drug products, and with laws and regulations governing manufacture and distribution of controlled substances, and are subject to inspections by the FDA, or comparable agencies in other jurisdictions administering such requirements. We anticipate periodic regulatory inspections of the manufacturing facilities of our CMOs for compliance with applicable regulatory requirements. Any failure of our CMOs to follow and document adherence to such cGMP and other laws and governmental regulations or satisfy other manufacturing and product release regulatory requirements may lead to significant delays in the availability of products for commercial use or clinical study, result in the termination or hold on a clinical study or delay or prevent filing or approval of marketing applications for our products. Failure to comply with applicable laws and regulations may also result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures, administrative detention, or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Regulatory inspections could result in costly manufacturing changes or facility or capital equipment upgrades to satisfy the FDA that our manufacturing and quality control procedures are in substantial compliance with cGMP. Manufacturing delays for our CMOs pending resolution of regulatory deficiencies or suspensions could have a material adverse effect on our business, results of operations and financial condition.

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

Our business strategy requires us to manage our business to provide for the continued development of our proprietary drug candidates. Our strategy also calls for us to manage the capital necessary to fund key programs through value-enhancing data and other milestones. If we are unable to manage effectively our current operations, our business, financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our personnel-related costs through reductions in our workforce, which could harm our operations, employee morale and impair our ability to retain and recruit talent. Furthermore, if adequate funds are not available, we may be required to obtain funds through arrangements with partners or other sources that may require us to relinquish rights to certain of our technologies, products or future economic rights that we would not otherwise relinquish or require us to enter into other dilutive financing arrangements on unfavorable terms.

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

Our business could be adversely affected, directly or indirectly, by health epidemics in regions where we have concentrations of clinical trial sites or other business operations,including the manufacturing operations of third parties upon whom we rely. Health epidemics can negatively affect our clinical trials and those run by our collaborators or other third parties through delays in investigator recruitment, clinical site initiation, patient screening, or patient enrollment. In addition, health epidemics may cause disruptions in our supply chain or shortages in raw materials and equipment, which would affect our ability to supply drug candidates for clinical trials.

If the health epidemic is sufficiently severe and widespread, it may require us to change the way in which can conduct our business, which may negatively result in unexpected expenses, decreased employee productivity and availability and employee work culture. Further, a severe and widespread epidemic may have a broad impact on global financial markets and could reduce our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from a health epidemic could materially affect our business and the value of our common stock.

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

We may seek orphan drug status or Breakthrough Therapy or Fast Track designations or other designation for one or more of our drug candidates, but even if any such designation or status is granted, it may not lead to a faster development process or regulatory review and may not increase the likelihood that our drug candidates will receive marketing approval, and we may be unable to maintain any benefits associated with such designations or status, including market exclusivity.

We have been awarded Fast Track designation for rezpegaldesleukin for the treatment of adult and pediatric patients 12 years of age and older with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable, and may seek in the future, Breakthrough Therapy or Fast Track designation for current or future drug candidates. Receipt of a designation to facilitate drug candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for our drug candidates may not result in a faster development process, review, or approval compared to drug candidates considered for approval under conventional

FDA procedures and does not ensure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. We may not be able to obtain orphan drug designation for any indications for our drug candidates, and we may not be able to maintain such designations if granted.

Generally, if a drug candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same indications for seven years. Even if we are able to obtain orphan drug designation or orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if, among other things, the FDA concludes that the later drug is clinically superior, if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Even if we receive orphan drug designation or orphan drug exclusivity for any of our drug candidates, there is no guarantee that we will enjoy the benefits of such designations or exclusivity periods.

The decision of the U.S. Court of Appeals for the 11th Circuit in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021) has created uncertainty regarding the scope of orphan drug exclusivity. Although the FDA subsequently announced that it intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order and continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, it is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

Even if we receive regulatory approval of our drug candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drug candidates.

Any regulatory approvals that we receive for our drug candidates will require surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS in order to approve our drug candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our drug candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with applicable cGMP, GLP and GCP requirements, for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Later discovery of previously unknown problems with our drug candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our drug candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•
revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•
imposition of a REMS, which may include distribution or use restrictions;
•
requirements to conduct additional post-market clinical trials to assess the safety of the product;
•
fines, warning letters or holds on clinical trials;
•
refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•
product seizure or detention, or refusal to permit the import or export of our drug candidates; and
•
injunctions or the imposition of civil or criminal penalties.

Further, if any of our drug candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our drug candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Additionally, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 150 U.S. and 700 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic’s commercialization, the patent may only provide a short period of protection following the commercialization of the covered product. In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.

We have filed patent applications covering our drug candidates, and we plan to file additional patent applications as we deem appropriate. There can be no assurance that the patent applications for which we apply will actually issue as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In particular, actions by the Trump administration to limit U.S. federal agency budgets or personnel may result in reductions to the FDA’s budget, employee and operations, which may lead to disruptions, slower response times and longer review periods (notwithstanding Fast Track designation), potentially affecting our ability to progress development of our drug candidates. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

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

From time to time, we are involved in legal proceedings where we or other third parties are enforcing or seeking intellectual property rights, invalidating or limiting patent rights that have already been allowed or issued, or otherwise asserting proprietary rights through one or more potential legal remedies. Third parties have asserted, and may in the future assert, that we or our partners infringe their proprietary rights, such as patents and trade secrets, or have otherwise breached our obligations to them. A third party often bases its assertions on a claim that its patents cover the technology we use or our drug candidates or that we have misappropriated its confidential or proprietary information. Similar assertions of infringement could be based on future patents that may issue to third parties. In certain of our agreements with our partners, we are obligated to indemnify and hold harmless our collaboration partners from intellectual property infringement, product liability and certain other claims, which could cause us to incur substantial costs and liability if we are called upon to defend ourselves and our partners against any claims. We are also regularly involved in opposition proceedings at the European Patent Office and in inter partes review and re-examination proceedings at the U.S. Patent and Trademark Office where third parties seek to invalidate or limit the scope of our allowed patent applications or issued patents covering (among other things) our drug candidates and technologies. If a third party obtains injunctive or other equitable relief against us or our partners, they could effectively prevent us, or our partners, from developing or commercializing, or deriving revenue from, certain drugs or drug candidates in the U.S. and abroad. Costs associated with litigation, substantial damage claims, indemnification claims or royalties paid for licenses from third parties could have a material adverse effect on our business, financial condition and results of operations.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at December 31, 2024.

If we are found in violation of privacy and data protection laws, we may be required to pay penalties, be subjected to scrutiny by regulators or governmental entities, or be suspended from participation in government healthcare programs, which may adversely affect our business, financial condition and results of operations.

Our business is subject to many laws and regulations intended to protect the privacy rights of individuals participating in our clinical trials and our employees, among others. For example, with regard to individuals participating in our clinical trials, various laws and regulations govern the safeguarding the privacy, integrity, availability, security and transmission of individually identifiable health information. In addition to federal laws and regulations in the United States, such as the HIPAA requirements relating to the privacy, security and transmission of individually identifiable health information, many state and foreign laws also govern the privacy and security of health information. These laws often differ from each other in significant ways, thus complicating compliance efforts. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

The California Consumer Privacy Act (CCPA) grants California residents expanded rights to access and delete their personal information, limit the sharing, use and disclosure of personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase the risk of data breach litigation. The CCPA has increased our compliance costs and may expose us to additional liability. Similarly comprehensive privacy laws have become effective in more than a dozen other U.S. states, including, for example, Colorado, Connecticut, New Jersey, New Hampshire, Utah and Virginia, with several more expected to pass in the coming year. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new privacy and data security obligations on regulated businesses but contain key differences, including in their scope and application. In addition, certain states have passed or proposed laws to specifically regulate health information. For example, Washington’s My Health My Data Act, which came into force in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, which may increase our potential liability and compliance costs and adversely affect our business.

The European Regulation 2016/679, known as the General Data Protection Regulation (EU GDPR), the implementing legislation of EU Member States, which became effective on May 25, 2018, and the EU GDPR as incorporated into the laws of the United Kingdom (UK GDPR) (together with the EU GDPR, the GDPR) apply to the collection and processing of personal data, including health-related information, by companies located in the EU and UK, or in certain circumstances, by companies located outside of the EU or UK and processing personal information of individuals located in the EU or UK. The GDPR is wide-ranging in scope and imposes strict obligations on the ability to process personal data, including health-related information, in particular in relation to their collection, use, disclosure and transfer. These include several requirements relating to, for example, (i) ensuring a legal basis or condition applies to the processing of personal data and, in some situations where required, obtaining the consent of the individuals to whom the personal data relates, (ii) the information provided to the individuals about how their personal information is used, (iii) responding to data subject requests, (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches, (v) implementing safeguards in connection with the security and confidentiality of the personal data, (vi) accountability requirements and (vii) taking certain measures when engaging third-party processors. The GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA) and UK, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Potential pecuniary fines for noncompliant companies may be up to the greater of €20 million or 4% of annual global revenue.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by U.S.

Department of Justice rule dated December 27, 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

Any actual or alleged failure to comply with data protection law, including with respect to information relating to our employees and/or clinical patients, could result in reputational harm, monetary fines (such as those imposed by the GDPR and CCPA), civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and the development of our drug candidates could be delayed. In addition, we continue to be subject to new and evolving data protection laws and regulations from a variety of jurisdictions, and there is a risk that our systems and processes for managing and protecting data may be found to be inadequate, which could materially adversely affect our business, financial condition and results of operations.

Like many companies, we may use artificial intelligence (AI) technologies, including generative AI, to efficiently grow and manage our business. These technologies have increasingly been the focus of attention for lawmakers and regulators around the globe.

The use of new and evolving technologies, such as AI, may present risks and challenges that can impact our business, including by posing security and other risks to our confidential information and proprietary information. As a result, we may be exposed to reputational harm and liability.

The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This sweeping legislation, with broad extraterritorial reach, imposes significant obligations on providers and deployers of artificial intelligence systems and encourages ethical principles in the development and use of these systems. If we develop or deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability and administrative requirements.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026 to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including AI, to engage in illegal activities such as the theft and misuse of personal or proprietary information. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Our operations may involve hazardous materials and are subject to environmental, health, and safety laws and regulations. Compliance with these laws and regulations is costly, and we may incur substantial liability arising from our activities involving the use of hazardous materials.

As a research-based biopharmaceutical company with significant research and development operations, we are subject to extensive environmental, health, and safety laws and regulations, including those governing the use of hazardous materials. Our research and development activities involve the controlled use of chemicals, radioactive compounds, and other hazardous materials. The cost of compliance with environmental, health, and safety regulations (including, but not limited to, the handling and disposal of both our hazardous and non-hazardous waste) is substantial. If an accident involving these materials or an environmental discharge were to occur, we could be held liable for any resulting damages, or face regulatory actions, which could exceed our resources or insurance coverage.

Risks Related to Investment and Securities

The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial losses for investors and securities class action and shareholder derivative litigation.

Our stock price is volatile. During the year ended December 31, 2024, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $0.49 to $1.83 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

Cybersecurity incidents and data breaches have been increasing in frequency, levels of persistence, sophistication and intensity, and can include unauthorized activity by our employees, contractors and other third parties, as well as by third parties who use cyberattack techniques involving malware, ransomware, hacking and social engineering fraud (including phishing attacks) and business email compromises), among others. Additionally, the risk of data breaches, cybersecurity incidents, cyber-attacks or other security events may be heightened as a result of new technologies, including artificial intelligence, and an increase in the number of employees who adopted a remote working environment, which may be less secure and more susceptible to hacking attacks or other security compromises or breaches. Our information technology systems and infrastructure, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to intentional or inadvertent wrongful conduct by employees and vendors, natural disasters, terrorism, war, telecommunication and electrical failures and the types of interruption, compromise and damage described above. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss or misappropriation of preclinical data or data from any clinical trial involving our drug candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure or misuse of our trade secrets, personal data or other confidential and/or proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate, mitigate and remediate cybersecurity incidents or compromises and comply with applicable legal obligations, including breach notification obligations to individuals, regulators, partners and others, could be significant and our reputation could be materially damaged. We could also be exposed to litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities, including fines, penalties, and other legal and financial exposure and liabilities. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

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

Given that policy impacts from U.S. elections in November 2024 have not yet been determined, the future geopolitical landscape remains uncertain. Any resulting changes in international trade relations, legislation and regulations, including those related to taxation and importation, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.

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

Our corporate headquarters, where the majority of our research and development operations employees are based, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In the event of an earthquake or other natural disaster, catastrophic event caused by climate change, political instability, civil unrest, or terrorist event in the region, our business operations would be significantly disrupted and our financial condition would be harmed. Our collaboration partners and important vendors and suppliers to us or our collaboration partners may also be subject to catastrophic events, such as earthquakes, floods, wildfires, hurricanes, tornadoes and pandemics any of which could harm our business (including, for example, by disrupting supply chains important to the success of our business), results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

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

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information regarding cybersecurity risks that may affect or Company, see “Item 1A. Risk Factors” included in this Report.

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

Alabama

We previously owned facilities consisting of approximately 124,000 square feet in Huntsville, Alabama, which housed laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations as well as manufacturing of APIs for early clinical studies. These facilities were sold to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners (Ampersand) via the Asset Purchase Agreement (the APA) on December 2, 2024.

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

Holders of Record

As of March 6, 2025, there were approximately 143 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2024, other than the issuance of the pre-funded warrant to TCG Crossover Fund II, L.P. (TCG) and the repurchase of the shares issued to Bristol Myers Squibb Company (BMS) as disclosed in Notes 6 and 9, respectively, to our Consolidated Financial Statements and summarized in the following table:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares of common stock purchased	(b) Approximate average share price paid per share of common stock	(c) total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program
February 2024[1]	8,284,600	$0.36212	8,264,600	$3,000,000
Total	8,284,600	$0.36212	8,264,600	$3,000,000

1. As announced on February 16, 2024, Nektar entered into a privately negotiated stock repurchase agreement with BMS pursuant to which, among other things, Nektar purchased from BMS 8,284,600 restricted shares of Nektar common stock for an aggregate purchase price of $3,000,000. This repurchase was a standalone transaction that we completed on February 12, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2024 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2024, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Biotechnology Index and (iii) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2020, December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. The graph assumes that $100 was invested on December 31, 2019 in the common stock of the Company, the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

Overview

Strategic Direction of Our Business

Nektar Therapeutics is a clinical stage, research-based drug discovery biopharmaceutical company focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology to identify and create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165, respectively) and cancer (e.g. NKTR-255). We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

In December 2024, we completed the sale of our manufacturing facility in Huntsville, Alabama (the Facility), and assigned our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem (the Transactions). See Note 12 to our Consolidated Financial Statements for additional information.

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

In late October 2023, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, which remains on track for a topline data readout in the first half of 2025. In March 2024, we initiated a Phase 2b clinical study in patients with severe-to-very severe alopecia areata, which remains on track for a topline data readout in the second half of 2025. We also plan to explore other autoimmune indications for the development of rezpegaldesleukin. On February 11, 2025, we announced that the FDA had granted Fast Track designation for rezpegaldesleukin for the treatment of adult and pediatric patients 12 years of age and older with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable.

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

In December 2024, we announced the results of our Phase 2 proof-of-concept study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma at the 66th ASH Annual Meeting and Exposition in San Diego, California. In the fifteen-person clinical trial, the NKTR-255 combined treatment group demonstrated an improved complete response rate (CRR) at six months, achieving 73% compared to 50% for the placebo, as assessed by a blinded independent central radiology review. Additionally, two patients treated with NKTR-255 converted from stable disease or partial response to complete responses at six months. No conversions from stable disease or partial response to complete response were observed in the placebo arm of the trial. The Fred Hutchinson Cancer Center is evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma as an investigator sponsored study. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We expect to receive topline data from this study in the first half of 2025. We entered into a new clinical study collaboration with AbelZeta Pharma, Inc. (AbelZeta) (formerly known as CBMG Holdings) to study NKTR-255 in combination with its C-TIL051, a tumor-infiltrating lymphocyte (TIL) therapy, in advanced non-small cell lung cancer (NSCLC) patients that are relapsed or refractory to anti-PD-1 therapy. Under the collaboration, we will contribute NKTR-255 and AbelZeta will add NKTR-255 to its ongoing AbelZeta-sponsored Phase 1 clinical trial. We also have an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. Our lead research program, NKTR-0165, is our preclinical tumor necrosis factor (TNF) receptor type II (TNFR2) agonist asset, which we believe is a unique bivalent antibody that selectively stimulates TNFR2 receptor activity, without modulation of the TNFR1 signaling. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. TNFR2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. Our focus on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be developed for treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. We began carrying out Investigational New Drug (IND) enabling studies for this program in 2024, after having exercised an option in December 2023 to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021.

We have historically derived substantially all of our revenue and significant amounts of research and development operating capital from our collaboration agreements. In addition to payments received under the Lilly Agreement, we have received upfront and milestone payments and cost-sharing reimbursements under a number of other previous collaboration agreements, and certain of our collaboration partners, have borne substantial costs of developing our drug candidates. We expect we will continue our approach of entering into revenue-generating collaboration agreements to pay in whole or in part the development costs of our drug candidates.

Several of our historical collaboration agreements have resulted in approved drugs, for which we may be entitled to royalties for net sales of these approved drugs. However, we have sold our rights to receive royalties under these arrangements, including:

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
•
2020 Purchase and Sale Agreement: In December 2020, we sold our rights, subject to a cap, to receive royalties from MOVANTIK® / MOVENTIG® (for the treatment of opioid-induced constipation), ADYNOVATE® / ADYNOVI® (a half-life extension product of Factor VIII) and other hemophilia products, under our arrangements with AstraZeneca AB, Baxalta, Inc. (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.), and Novo Nordisk A/S, respectively, for $150.0 million to entities managed by Healthcare Royalty Management, LLC (HCR) under a capped sale arrangement, such that all future royalties were to return to Nektar if HCR receives $210.0 million in royalties by December 31, 2025 (the 2025 Threshold) or $240.0 million if the 2025 Threshold was not met. On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for $15.0 million. See Note 5 to our Consolidated Financial Statements for additional information.

We continued to manufacture the polymer reagents used in the production of some of the drug products until the sale of the Facility in December 2024. The sale of the Facility does not alter the royalties or other milestones payable under these agreements or our collaboration agreement with UCB for dapirolizumab pegol as further disclosed in Note 9 to our Consolidated Financial Statements.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At December 31, 2024, we had approximately $269.1 million in cash and investments in marketable securities.

Results of Operations

The results of operations for the years ended December 31, 2024 and 2023 are presented below (in thousands, except percentages).

	Year Ended December 31,		$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	2024	2023
Revenue:
Product sales	$33,563	$20,681	$12,882	62%
Non-cash royalty revenue related to sales of future royalties	64,267	68,921	(4,654)	(7)%
License, collaboration and other revenue	597	520	77	15%
Total revenue	98,427	90,122	8,305	9%
Operating costs and expenses:
Cost of goods sold	30,686	33,768	(3,082)	(9)%
Research and development	120,908	114,162	6,746	6%
General and administrative	76,751	77,417	(666)	(1)%
Restructuring and impairment	15,670	51,958	(36,288)	(70)%
Impairment of goodwill	—	76,501	(76,501)	(100)%
Gain on sale of the Huntsville manufacturing facility	(40,390)	—	(40,390)	n/m
Total operating costs and expenses	203,625	353,806	(150,181)	(42)%
Loss from operations	(105,198)	(263,684)	158,486	(60)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(28,112)	(25,334)	(2,778)	11%
Interest income	14,500	19,009	(4,509)	(24)%
Other income (expense), net	(390)	(6,247)	5,857	(94)%
Total non-operating income (expense), net	(14,002)	(12,572)	(1,430)	11%
Loss before provision for income taxes	(119,200)	(276,256)	157,056	(57)%
Provision (benefit) for income taxes	(239)	(200)	(39)	20%
Net loss	$(118,961)	$(276,056)	$157,095	(57)%

n/m - not meaningful

Revenue

Our revenue has historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners.

•
Product sales and Cost of goods sold: Product sales include predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. Accordingly, the revenue recognized in a given period is based solely on the demand and requirements of our collaboration partners and is not ratable throughout the year. Due to the sale of the Facility in December 2024, we do not expect to recognize product sales or costs of goods sold in 2025.

We historically had a manufacturing arrangement with UCB that included a fixed price which was less than the fully burdened manufacturing cost for the reagent. As a result of this arrangement, gross margin was negative for 2023 and earlier periods, as we had negotiated this fixed price in exchange for a higher royalty rate. Accordingly, when evaluating the net realizable value of our inventory for UCB, we include the negotiated increase of the royalties in our analysis, and the aggregate revenue had historically been greater than our manufacturing cost. Due to the decreases in the royalty rates for 2024 as a result of a settlement agreement with UCB, the aggregate revenue was expected to be less than our manufacturing cost, and therefore we recorded a provision for net realizable value during the year ended December 31, 2023. See Note 5 to our Consolidated Financial Statements for additional information on the settlement agreement with UCB.

On July 31, 2024, and further formalized in an Amended and Restated Manufacturing and Supply Agreement dated October 18, 2024, we entered into a long-term “take or pay” supply agreement with UCB that increased the selling price of the PEG reagent used in the manufacture of CIMZIA® (the UCB Supply Agreement). The UCB Supply Agreement also covers UCB’s purchases of the same reagent (at the same price) for use in the manufacture of dapirolizumab pegol. We analyzed the terms of the agreement, including its cancellation provisions, and concluded that it represents a long-term agreement. Since the performance obligations are deliveries of a single reagent, we determined a single sales price for recognition of revenue over the term of the arrangement. Because the billed price was less than the single sales price, we recorded an increase to product sales of $7.8 million during the year ended December 31, 2024. Additionally, we released the provision for net realizable value previously recorded for inventory on hand.

As discussed above and disclosed in Note 1 to our Consolidated Financial Statements, in December 2024, we completed the sale of the Facility which included the assignment of our manufacturing and supply agreements to Gannet BioChem. Upon closing of the Transactions, we derecognized the contract asset and will no longer record product sales and cost of goods sold related to the manufacturing of PEG reagent for UCB or other customers.

•
Non-cash royalty revenue and Non-cash interest expense: We recognize non-cash royalty revenue and non-cash interest expense resulting from royalties on several products for which we had previously sold our rights to receive royalties under the 2012 and 2020 Purchase and Sale Agreements. See Note 5 to our Consolidated Financial Statements for additional information regarding these agreements. These non-cash revenues and expenses have no effect on our cash flows, and we do not consider them material to our operations. We expect non-cash royalty revenue to decrease for 2025 as compared to 2024 due to the decrease in the royalty rate from UCB and the end of the royalty term for US sales of MIRCERA® in late 2024, and we expect non-cash interest expense to decrease as a result of the lower liability balances.

On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for a $15.0 million payment to Nektar. See Note 5 to our Consolidated Financial Statements for additional information.

•
License, collaboration and other revenue: License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements. The amount of revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. License, collaboration and other revenue was not material for 2023 or 2024, and, unless we enter into a new collaboration agreement with upfront payments, we do not expect to recognize significant revenue in 2025.

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

The following table presents expenses incurred for direct third-party costs, including clinical and regulatory services, contract manufacturing, clinical supplies, and preclinical study support for each of our drug candidates. The table also presents personnel, overhead and other indirect costs as we utilize our employee and infrastructure resources across multiple development and research programs (in thousands):

	Clinical Study	Year Ended December 31,
	Status(1)	2024	2023
Rezpegaldesleukin (cytokine Treg stimulant)(2)	Phase 2b	$49,382	$14,554
NKTR-255 (IL-15 receptor agonist)	Phase 1/2	15,795	26,132
NKTR-0165 (tumor necrosis factor receptor type II agonist)	Preclinical	9,339	9,345
Discovery research and other programs	Various	2,334	1,862
Total clinical development, contract manufacturing and other third party costs		76,850	51,893
Personnel, overhead and other costs		34,629	45,503
Stock-based compensation and depreciation		9,429	16,766
Research and development expense		$120,908	$114,162

(1)
Clinical Study Status as of December 31, 2024. Definitions are provided in Part I, Item 1. Business.
(2)
The amounts include our 25% share of costs incurred by Lilly for the Phase 1b and Phase 2 development of rezpegaldesleukin prior to termination of the Lilly collaboration agreement in 2023. Lilly was responsible for 75% of costs.

Research and development expense for rezpegaldesleukin increased significantly for the full year 2024 as compared to the full year 2023, due to the initiation of the Phase 2b study in patients with moderate-to-severe atopic dermatitis in October 2023 and the Phase 2b study in patients with severe-to-very severe alopecia areata in March 2024. Excluding any potential additional development activities for rezpegaldesleukin dependent on the results of these trials, we expect the costs of development of rezpegaldesleukin for full year 2025 to be consistent with full year 2024 as these Phase 2b studies continue.

Research and development expense for NKTR-255 decreased for the full year 2024 as compared to the full year 2023, as our development activities in 2024 are reduced compared to the prior period, and we expect development expense for the full year 2025 to decrease as compared to 2024 for this same reason. Our development expense for NKTR-255 includes the Nektar-sponsored Phase 2 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, the Fred Hutchinson Cancer Center investigator-sponsored study evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma, our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study, and an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation. We expect the costs of development of NKTR-255 to decrease for full year 2025 as compared to full year 2024 as we have completed our Phase 2 study in patients with large B-cell lymphoma.

In December 2023, for our NKTR-0165 program, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. Excluding this cost, research and development expense for NKTR-0165 increased significantly for the full year 2024 as compared to the full year 2023, as we began conducting IND enabling activities for this program in 2024. We expect development expense for NKTR-0165 for full year 2025 to increase slightly as compared to full year 2024 as we continue the IND enabling activities.

Personnel, overhead and other costs decreased for the full year 2024 as compared to the full year 2023 due to our 2023 Restructuring Plan (as further disclosed in Note 10 to our Consolidated Financial Statements), pursuant to which we reduced our San Francisco-based workforce by approximately 60%, which was substantially completed by June 2023. Additionally, pursuant to the 2023 Restructuring Plan, we decided to sublease our remaining office and laboratory space on Mission Bay Blvd. South (the Mission Bay Facility), and therefore we ceased recording a portion of the related lease expense as research and development expense after June 2023 upon completing the reduction in force. We expect personnel, overhead and other costs for full year 2025 to be consistent with full year 2024.

Excluding any potential additional development activities for rezpegaldesleukin dependent on the results of our Phase 2b trials, we expect research and development expense in total for full year 2025 to be consistent with 2024.

The timing and amount of our future clinical trial expenses will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.

In addition to our drug candidates that we plan to evaluate in clinical development during 2025 and beyond, we believe it is vitally important to continue our substantial investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. We continue our interest in identifying new drug candidates across a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We also plan from time to time to evaluate opportunities to in-license potential drug candidates from third parties to add to our development pipeline. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early-stage research programs to human clinical studies over the next several years.

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

General and administrative expense remained consistent for the full year 2024 as compared to the full year 2023. Personnel costs decreased for the full year 2024 as compared to the full year 2023 because, as discussed in Note 10 to our Consolidated Financial Statements, pursuant our 2023 Restructuring Plan, we reduced our San Francisco-based workforce by approximately 60%, which we substantially completed by June 2023. Stock-based compensation expense decreased due to this reduction in force, as well as a lower valuation on more recent grants due to the decrease in our stock price. As discussed above, as a result of the reduction in force and our decision to seek a sublease for our remaining space in our Mission Bay Blvd. South facility, we ceased recording the related facilities expense as research and development expense after June 2023, resulting in an increase to general and administrative expense. Additionally, general and administrative expense increased for commercial litigation expenses, as further discussed in Note 7 to our Consolidated Financial Statements.

We expect general and administrative expense for full year 2025 to decrease as compared to full year 2024 due to lower amounts of stock-based compensation expense, due to lower valuations on more recent grants due to the decrease in our stock price, as well as lower lease expense due to the impairment charges we recorded in 2024.

Restructuring and Impairment

As discussed in Note 10 to our Consolidated Financial Statements, we have incurred significant costs as a result of our 2022 and 2023 Restructuring Plans. In connection with these events, we reported the following costs in restructuring and impairment as further described and disclosed in Note 10 to our Consolidated Financial Statements (in thousands):

	Year ended December 31,
	2024	2023
Severance and benefit expense	$—	$7,885
Impairment of right-of-use assets and property, plant and equipment	8,329	35,328
Loss on sale of other property, plant and equipment, net	—	1,300
Contract termination and other restructuring costs	7,341	7,445
Restructuring and impairment	$15,670	$51,958

•
Severance and benefits expense: We recognized $7.9 million for severance and benefit expense in 2023 related to the 2023 Restructuring Plan. We did not recognize expense for either the 2022 or 2023 Restructuring Plans in 2024, and do not expect to recognize any additional expenses for either the 2022 or 2023 Restructuring Plans in 2025.
•
Impairment of right-of-use assets and property, plant and equipment: We recognized $35.3 million in non-cash impairment charges for the full year 2023, primarily for the Mission Bay Facility and our office space on Third St. (the Third St. Facility), reflecting deteriorations in both the laboratory and office lease markets. The non-cash impairment charges for the full year 2024 reflect additional impairment charges for these spaces as these lease markets continued to deteriorate. While we continue to seek subleases for our remaining spaces, we will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases, and we may record incremental non-cash impairment charges in future periods as these estimates change.
•
Loss on sale or disposal of property, plant and equipment, net: The net loss in 2023 relates to the sale of excess lab equipment.
•
Contract termination and other restructuring charges: We recognized $7.3 million and $2.0 million in contract termination costs for the full years 2024 and 2023, respectively, primarily resulting from our 2022 Restructuring Plan. We will continue to recognize expense as our estimates change until final settlement. We recognized $5.5 million for the full year of 2023 for the wind down of the bempegaldesleukin program. Because the amounts have become immaterial, we report these costs within research and development expense for 2024. We expect these costs to remain immaterial in 2025.

Impairment of Goodwill

As discussed in Note 11 to our Consolidated Financial Statements, during the three months ended March 31, 2023, our stock price and resulting market capitalization experienced a significant, sustained decline. As a result and in accordance with ASC 350-20 Goodwill and ASC 820-10 Fair Value Measurement, we measured the fair value of the Company based on income and market approaches. Based on this analysis, we wrote off all of our goodwill in the three months ended March 31, 2023. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively.

Gain on Sale of the Huntsville Manufacturing Facility

As discussed in Note 1 to our Consolidated Financial Statements, we sold the Facility which included the assignment of our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Capital Partners, for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem. This resulted in a net gain on sale of $40.4 million, after accounting for the net carrying value of all assets and liabilities sold and closing costs. See Note 12 to our Consolidated Financial Statements for additional information.

Interest Income

Interest income decreased for the full year 2024 as compared to the full year 2023, primarily due to lower investment balances as we have utilized our cash to fund our operations. We expect interest income to decrease for 2025 due to lower investment balances as we fund our operations.

Other income (expense), net

We recorded a net loss of $5.1 million for the reclassification of the cumulative translation adjustment for the wind down of our foreign subsidiaries in the year ended December 31, 2023. We did not recognize significant reclassifications in 2024, and we do not expect to recognize significant reclassification adjustments in 2025.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of December 31, 2024, we had approximately $269.1 million in cash and investments in marketable securities.

During the year ended December 31, 2024, we entered into the following financing and investing transactions:

•
On February 12, 2024, for total cash consideration paid of $3.0 million, we repurchased the 8.3 million shares previously sold to BMS. See Note 9 to our Consolidated Financial Statements for additional information.
•
On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P. (TCG), pursuant to which we issued a pre-funded warrant to TCG to purchase 25,000,000 shares of Nektar’s common stock for gross proceeds of $30.0 million (or a purchase price of $1.20 per share of common stock that can be issued upon exercise of the pre-funded warrant). On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for the resale of up to 25,000,000 shares of Nektar’s common stock upon exercise of the pre-funded warrant issued to TCG pursuant to the Securities Purchase Agreement. The registration statement became effective on June 5, 2024. See Note 6 to our Consolidated Financial Statements for additional information.
•
On March 4, 2024, for total cash consideration received of $15.0 million, Nektar entered into an amendment with HCR to remove the cap under the 2020 Purchase and Sale Agreement. See Note 5 to our Consolidated Financial Statements for additional information.
•
As discussed above, in December 2024, we completed the sale of the Facility which included the assignment of our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Capital Partners, for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem.

We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.

We expect the clinical development of our drug candidates, including rezpegaldesleukin, NKTR-255 and NKTR-0165, will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with BMS, development cost reimbursements from BMS, and a $150.0 million upfront payment from Lilly for our collaboration agreement for rezpegaldesleukin. Additionally, certain of our collaboration partners, have borne substantial costs of developing our drug candidates. We expect we will continue our approach of entering into revenue-generating collaboration agreements to pay in whole or in part the development costs of our drug candidates.

Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for rezpegaldesleukin, NKTR-255 and NKTR-0165; the sales levels for those products, if and when they are approved; whether, when and on what terms we are able to enter into new collaboration transactions; expenses being higher than anticipated, unplanned expenses and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations; and cash receipts, including sublease income, being lower than anticipated.

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

As a result of our 2022 and 2023 Restructuring Plans, we are seeking to sublease all of our laboratory and office space in the Mission Bay Facility and our office space in Third St. Facility, and we have current subleases for a portion of the Mission Bay Facility. The San Francisco Bay Area office lease market has been negatively impacted by economic uncertainties, particularly impacting the technology industry, and the change in work habits as employees continue to work remotely. Accordingly, for the Third St. Facility, there is significant uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. Meanwhile, the San Francisco Bay Area life sciences lease market has weakened during 2023 and 2024, including a significant increase in available leasable space in the San Francisco Bay Area. Accordingly, there is increased uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any.

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

Cash flows from operating activities

Cash flows used in operating activities for the years ended December 31, 2024 and 2023 totaled $175.7 million and $192.6 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will remain consistent for 2025 as compared to 2024.

Cash flows from investing activities

During the years ended December 31, 2024 and 2023, the maturities of our investments, net of purchases, totaled $78.7 million and $139.2 million, respectively, which we used to fund our operations.

As discussed above, in December 2024, we completed the sale of the Facility which included the assignment of our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Capital Partners, for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem.

Our other investing activities were not significant for the periods presented.

Cash flows from financing activities

Other than the three financing activities described above during the three months ended March 31, 2024, our cash flows from financing activities for the years December 31, 2024 and 2023 were not significant.

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

As discussed in Note 10, in connection with our 2022 and 2023 Restructuring Plans, we have decided to sublease all of our leased spaces on the Third St. and the Mission Bay Blvd. South, and we have sublet 29,000 square feet of space. Accordingly, we evaluated each space for impairment when management decided to sublease the respective space and at each reporting date thereafter, as facts and circumstances change. The significant assumptions in our impairment analysis relate to sublease income, including the length of time to enter into a sublease, sublease rental payments, free rent periods, tenant improvement allowances and broker commissions. When available, we use sublease negotiations or agreements, but in the absence of such information, we develop our own subjective estimates based on current real estate trends and market conditions. Accordingly, our estimates are subject to significant risk, and the terms of sublease agreements, if any, and the resulting amount and timing of sublease income, if ever realized, may be materially different than our estimates.

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

Accrued Clinical Trial Expenses

We record an accrued expense for the estimated unbilled costs of our clinical study activities performed by third parties, and there may be significant delays between these expenses being incurred and the timing of vendor submission of invoices to us. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients and completion of certain clinical trial activities. We generally recognize costs associated with the start-up and reporting phases of the clinical trials as incurred. We generally accrue costs associated with the treatment phase of clinical trials based on the estimated activities performed by our third-party vendors, including our contract research organizations. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses ratably over the service period, as we believe that this methodology may be more reflective of the timing of costs incurred.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1 to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

We are exposed to the risk of inflation, which has increased significantly during 2023 and continued to increase in 2024, and may result in increases to our operating expenses.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.5 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2024. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2024. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.6 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2023.

As of December 31, 2024, we held $229.3 million of available-for-sale investments, excluding money market funds, with an average time to maturity of five months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash, the timing of the maturities of our investments and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis.

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

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We do not utilize derivative financial instruments to manage our exchange rate risks. We do not believe that inflation has had a material adverse impact on our revenues or operations in any of the past two years.

Item 8. Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment of Long-Lived Assets

Description of the Matter

As discussed in Note 10 to the consolidated financial statements, during 2023 the Company announced a strategic reprioritization and cost restructuring plan (the “2023 Restructuring Plan”). Pursuant to the 2023 Restructuring Plan, the Company reduced their San Francisco based workforce and decided to sublease their remaining office and laboratory space on Mission Bay Blvd. South that was not planned to be sublet previously. This resulted in the recognition of impairment charges at the time of the reorganization. Due to the deteriorating real estate market, the Company recognized additional impairment charges for this space as well as additional office and laboratory space that the Company previously sought to sublease during 2022. For the year ended December 31, 2024, the Company recorded aggregate impairment charges of $8.3 million related to the right-of-use asset and associated property, plant and equipment.

We identified the impairment of the Company’s right-of-use assets as a critical audit matter. Auditing the Company’s right-of-use asset impairment model was complex due to the subjectivity of certain unobservable assumptions utilized to estimate the fair value of the right-of-use asset. In particular, determining the estimated length of time necessary to obtain a sublease tenant and estimating market rental rates of a market subtenant utilized in the computation of the fair value of the right-of-use-asset involve complexity due to the difficulty in estimating prospective market rental rates and forecasting future real estate trends.

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

San Mateo, California

March 14, 2025

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$44,252	$35,277
Short-term investments	210,974	268,339
Accounts receivable	—	1,205
Inventory	—	16,101
Other current assets	6,066	9,779
Total current assets	261,292	330,701
Long-term investments	13,869	25,825
Property, plant and equipment, net	3,411	18,856
Operating lease right-of-use assets	8,413	18,007
Equity method investment in Gannet BioChem	12,218	—
Other assets	4,647	4,644
Total assets	$303,850	$398,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,560	$9,848
Accrued expenses (including $3,403 and $0, respectively, to a related party)	29,972	22,162
Operating lease liabilities, current portion	19,868	19,259
Total current liabilities	61,400	51,269
Operating lease liabilities, less current portion	82,696	98,517
Liabilities related to the sales of future royalties, net	91,776	112,625
Other long-term liabilities	7,241	4,635
Total liabilities	243,113	267,046
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at December 31, 2024 or 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 194,062 shares and 191,384 shares issued at December 31, 2024 and 2023, respectively; 185,777 shares and 191,384 shares outstanding at December 31, 2024 and 2023, respectively	19	19
Capital in excess of par value	3,659,867	3,608,137
Treasury stock, at cost; 8,285 shares as of December 31, 2024 and none as of December 31, 2023, respectively	(3,000)	—
Accumulated other comprehensive income (loss)	61	80
Accumulated deficit	(3,596,210)	(3,477,249)
Total stockholders’ equity	60,737	130,987
Total liabilities and stockholders’ equity	$303,850	$398,033

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Year Ended December 31,
	2024	2023
Revenue:
Product sales	$33,563	$20,681
Non-cash royalty revenue related to the sales of future royalties	64,267	68,921
License, collaboration and other revenue	597	520
Total revenue	98,427	90,122
Operating costs and expenses:
Cost of goods sold	30,686	33,768
Research and development (including $277 and $0 from a related party)	120,908	114,162
General and administrative	76,751	77,417
Restructuring and impairment	15,670	51,958
Impairment of goodwill	—	76,501
Gain on sale of the Huntsville manufacturing facility	(40,390)	—
Total operating costs and expenses	203,625	353,806
Loss from operations	(105,198)	(263,684)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(28,112)	(25,334)
Interest income	14,500	19,009
Other income (expense), net	(390)	(6,247)
Total non-operating income (expense), net	(14,002)	(12,572)
Loss before provision for income taxes	(119,200)	(276,256)
Provision (benefit) for income taxes	(239)	(200)
Net loss	$(118,961)	$(276,056)

Basic and diluted net loss per share	$(0.58)	$(1.45)
Weighted average shares outstanding used in computing basic and diluted net loss per share	205,661	190,001

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(118,961)	$(276,056)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(15)	1,826
Net foreign currency translation adjustment	(4)	5,161
Other comprehensive income (loss)	(19)	6,987
Comprehensive loss	$(118,980)	$(269,069)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
					Capital in	Other		Total
	Common Stock		Treasury Stock		Excess of	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	188,560	$19	—	$—	$3,574,719	$(6,907)	$(3,201,193)	$366,638
Shares issued under equity compensation plans	2,824	—	—	—	30	—	—	30
Stock-based compensation	—	—	—	—	33,388	—	—	33,388
Comprehensive income (loss)	—	—	—	—	—	6,987	(276,056)	(269,069)
Balance at December 31, 2023	191,384	19	—	—	3,608,137	80	(3,477,249)	130,987
Shares issued under equity compensation plans	2,678	—	—	—	118	—	—	118
Stock-based compensation	—	—	—	—	21,612	—	—	21,612
Repurchase of common stock from Bristol-Myers Squibb	(8,285)	—	8,285	(3,000)	—	—	—	(3,000)
Issuance of prefunded warrant	—	—	—	—	30,000	—	—	30,000
Comprehensive income (loss)	—	—	—	—	—	(19)	(118,961)	(118,980)
Balance at December 31, 2024	185,777	$19	8,285	$(3,000)	$3,659,867	$61	$(3,596,210)	$60,737

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(118,961)	$(276,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(64,267)	(68,921)
Non-cash interest expense on liabilities related to sales of future royalties	28,112	25,334
Stock-based compensation	21,612	33,388
Depreciation and amortization	4,391	7,815
Impairment of right-of-use assets and property, plant and equipment	8,329	35,328
Impairment of goodwill	—	76,501
Gain on sale of the Huntsville manufacturing facility	(40,390)	—
(Gain) loss on sale or disposal of property, plant and equipment, net	—	1,300
Provision for net realizable value of inventory	949	2,402
Foreign currency translation adjustment	—	5,099
Amortization of premiums (discounts), net	(9,245)	(14,856)
Changes in operating assets and liabilities:
Accounts receivable	(3,045)	4,776
Inventory	497	699
Operating leases, net	(12,905)	(8,850)
Other assets	(4,187)	3,583
Accounts payable	2,668	(2,884)
Accrued expenses	10,733	(17,264)
Net cash used in operating activities	(175,709)	(192,606)
Cash flows from investing activities:
Purchases of investments	(261,709)	(511,699)
Maturities of investments	340,361	650,883
Proceeds from sale of the Huntsville manufacturing facility, net	65,386	—
Purchases of property, plant and equipment	(1,468)	(865)
Sales of property, plant and equipment	—	1,245
Net cash provided by investing activities	142,570	139,564
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	118	30
Proceeds from issuance of pre-funded warrant	30,000	—
Proceeds from sale of future royalties	15,000	—
Repurchase of common stock from Bristol-Myers Squibb	(3,000)	—
Net cash provided by financing activities	42,118	30
Effect of foreign exchange rates on cash and cash equivalents	(4)	62
Net increase (decrease) in cash and cash equivalents	8,975	(52,950)
Cash and cash equivalents at beginning of year	35,277	88,227
Cash and cash equivalents at end of year	$44,252	$35,277
Non-cash investing and financing activities:
Fair value of equity method investment in Gannet BioChem received in exchange for sale of Huntsville manufacturing facility	$12,218	$—
Transaction costs and net working capital adjustment for sale of Huntsville manufacturing facility included in accounts payable and accrued expenses	$697	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$76	$2,656

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 1 — Organization, Summary of Significant Accounting Policies and Key Transactions

Organization

Nektar Therapeutics (Nektar, we) is a clinical stage, research-based drug discovery biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware, focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165, respectively) and cancer (e.g. NKTR-255). We are conducting Phase 2b trials in rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis which we initiated in October 2023 and in patients with severe-to-very severe alopecia areata which we initiated in March 2024. We announced on February 24, 2025, that we had entered into a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new onset stage 3 type 1 diabetes mellitus.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2024, we had approximately $269.1 million in cash and investments in marketable securities.

As we continue our research and development activities, we will need additional cash to fund our operations. Accordingly, we may enter into new collaboration agreements or other similar transactions, and we may also seek financing transactions, which may include dilutive equity-based financings, such as an offering of our common stock. There can be no assurance that any additional collaboration agreements or financings will be available to us on commercially reasonable terms. We believe we have sufficient cash and investments in marketable securities to fund operations through at least the next twelve months from the date of issuance of these financial statements.

Sale of Manufacturing Facility

On December 2, 2024, we completed the sale of our manufacturing facility located in Huntsville, Alabama (the Facility) and certain other manufacturing assets related thereto, including the assignment of our existing manufacturing and supply obligations, to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners (Ampersand), via an Asset Purchase Agreement (the APA), for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity ownership at the time of close in Gannet BioChem. See Note 12 for additional information.

Financing Transactions

During the year ended December 31, 2024, we entered into the following transactions:

•
On February 12, 2024, for total cash consideration paid of $3.0 million, we repurchased from Bristol Myers Squibb Company (BMS) 8.3 million shares of Nektar’s common stock that were previously sold to BMS, which we report as treasury stock on our Consolidated Balance Sheets. See Note 9 for additional information.
•
On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P. (TCG), pursuant to which we issued a pre-funded warrant to TCG to purchase 25,000,000 shares of Nektar’s common stock for gross proceeds of $30.0 million (or a purchase price of $1.20 per share of common stock that can be issued upon exercise of the pre-funded warrant). On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for the resale of up to 25,000,000 shares of Nektar’s common stock upon exercise of the pre-funded warrant issued to TCG pursuant to the Securities Purchase Agreement. The registration statement became effective on June 5, 2024. See Note 6 for additional information.
•
On March 4, 2024, for total cash consideration received of $15.0 million, we entered into an amendment (the Amendment) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR) to remove the cap on royalties previously sold to HCR under a Purchase and Sale Agreement (the 2020 Purchase and Sale Agreement). See Note 5 for additional information.

Results of Clinical Trial Programs and Restructuring Plans

In March and April 2022, we announced that our registrational trials of bempegaldesleukin in combination with Opdivo® under our Strategic Collaboration Agreement with BMS (BMS Collaboration Agreement) did not meet their primary endpoints. Based on these results, in April 2022, we announced our decision to discontinue all development of bempegaldesleukin and also announced new strategic reorganization and cost restructuring plans (together, the 2022 Restructuring Plan), pursuant to which we completed an approximate 70% reduction of our workforce during 2022 and sold our research facility in India in December 2022. We also decided to sublease certain of our leased premises in San Francisco, CA, including all of our office leased space on Third St. (the Third Street Facility) and portions of our office and laboratory space on Mission Bay Blvd. South (the Mission Bay Facility).

In February 2023, we announced the topline data from the Phase 2 study of rezpegaldesleukin in adult patients with systemic lupus erythematosus (SLE) (Phase 2 Lupus Study) under our collaboration agreement with Eli Lilly and Company (Lilly). Lilly subsequently notified us that it did not intend to advance rezpegaldesleukin into Phase 3 development for SLE. In April 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly and also announced a new strategic reprioritization and cost restructuring plan (the 2023 Restructuring Plan). Under the 2023 Restructuring Plan, we reduced our San Francisco-based workforce by approximately 60%, which was substantially completed by June 2023. In addition, under the 2023 Restructuring Plan, we decided to sublease our remaining office and laboratory space on Mission Bay Blvd. South which we had not planned to sublease pursuant to the 2022 Restructuring Plan.

We have incurred significant costs resulting from the 2022 and 2023 Restructuring Plans. See Note 10 for additional information on the effect of these Plans on our Consolidated Financial Statements.

Basis of Presentation, Principles of Consolidation and Use of Estimates

Our Consolidated Financial Statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries. In determining whether we are the primary beneficiary of a variable interest entity (VIE), we consider whether we have both the power to direct activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. We do not have any interests in any variable interest entities of which we are the primary beneficiary. We have eliminated all intercompany accounts and transactions in consolidation.

Our Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity section of our Consolidated Balance Sheets. However, if we have concluded that we have substantially liquidated the entity, such as for our subsidiary in India, we recognize subsequent translation gains and losses in other income (expense) in our Consolidated Statement of Operations.

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses (to the extent recognized in other comprehensive income (loss)) and unrealized holding gains and losses on available-for-sale securities. Other than as described in Note 3, there were no significant reclassifications out of accumulated other comprehensive loss to the statements of operations for the periods presented.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates and assumptions are inherently uncertain. Actual results could differ materially from those estimates and assumptions. Our estimates include those related to the selling prices of performance obligations and amounts of variable consideration in collaboration agreements, royalty revenue, and other assumptions required for revenue recognition as described further below; the net realizable value of inventory; the determination of our ability to exercise control or significant influence over our equity method investee; the fair value and impairment of investments in marketable securities, equity method investment, goodwill and long-lived assets; contingencies, accrued clinical trial, contract manufacturing and other expenses; income taxes; non-cash royalty revenue and non-cash interest expense from our liabilities related to our sales of future royalties; our assumptions used in stock-based compensation; and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions, including assumptions as to future events, that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, we assess estimates each period, update them to reflect current information, and will generally reflect any changes in estimates in the period first identified.

Fair Value Measurements

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

Certain assets and liabilities are reported on a recurring basis at fair value, and certain assets and liabilities are subsequently adjusted to their fair values, in accordance with the fair value hierarchy established in ASC 820-10, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of ASC Topic 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For the years ended December 31, 2024 and 2023, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. ASC 850, Related Party Disclosures (ASC 850) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Please see Note 12 regarding our related party transactions with Gannet BioChem.

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

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies with whom we have multi-year arrangements. Our accounts receivable balance contains billed and unbilled trade receivables from product sales, milestones (to the extent that they have been achieved and are due from the counterparty), other contingent payments, as well as reimbursable costs from collaborative research and development agreements. We perform regular reviews of our partners’ credit risk and payment histories when circumstances warrant, including payments made subsequent to year-end. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts, although historically we have not experienced credit losses from our accounts receivable. We have not recorded provisions for credit losses for any of the periods presented. Accounts receivable at December 31, 2024 are immaterial due to the sale of the Facility.

Inventory and Significant Supplier Concentrations

Before the sale of Facility, we generally manufactured inventory upon receipt of firm purchase orders from our partners, and we may have manufactured certain intermediate work-in-process materials and purchased raw materials based on purchase forecasts from our partners. Inventory included direct materials, direct labor, and manufacturing overhead, and we determined cost on a first-in, first-out basis for raw materials and on a specific identification basis for work-in-process and finished goods. We valued inventory at the lower of cost or net realizable value, and we wrote down defective or excess inventory to net realizable value based on historical experience or projected usage. We expensed inventory related to our research and development activities when we purchased or manufactured it. We have no inventory balance at December 31, 2024 due to the sale of the Facility.

We are dependent on our suppliers and contract manufacturers to provide raw materials and drugs of appropriate quality and reliability and to meet applicable contract and regulatory requirements. In certain cases, we rely on single sources of supply of one or more critical materials. As a result of the sale of the Facility, we are dependent on Gannet BioChem for the supply of the polyethylene glycol reagents (PEG reagents) used in the manufacture of rezpegaldesleukin and NKTR-255. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our drug candidates could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
contract termination costs when we cancel the contract in accordance with its terms, or for costs to be incurred over the remaining contract term without economic benefit to us at the cease-use date.

For one-time employee termination benefits, we recognize the liability in full on the communication date when future services are not required or amortize the liability ratably over the service period, if required. The fair value of termination benefits reflects our estimates of expected utilization of certain Company-funded post-employment benefits.

See Note 10 for additional information on the severance expense that we recognized for employees terminated in connection with our reductions-in-force.

Goodwill

Goodwill represents the excess of the price paid for another entity over the fair value of the assets acquired and liabilities assumed in a business combination. We are organized in one reporting unit and evaluated the goodwill for the Company as a whole. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment.

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

See Note 11 for additional information regarding the goodwill impairment charges we recorded during the year ended December 31, 2023.

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

See Note 10 for additional information regarding the impairment charges we recorded for our leased facilities and certain property and equipment.

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

We recognize lease expense for our operating leases on a straight-line basis over the expected lease term. However, if we recognize an impairment of our right-of-use assets, the subsequent lease expense of such lease is recognized on an accelerated basis as it includes the recognition of accretion expense on our lease liability, which is higher in earlier periods due to the higher lease liability, and straight-line amortization of the remaining post-impairment right-of-use asset.

Please see Note 4 for additional information regarding our leases.

Collaborative Arrangements

We enter into collaboration arrangements with pharmaceutical and biotechnology collaboration partners, under which we may grant licenses to our collaboration partners to further develop and commercialize one of our drug candidates, either alone or in combination with the collaboration partners’ compounds. We may also perform research, development, manufacturing and supply activities under our collaboration agreements. Consideration under these contracts may include an upfront payment, development and regulatory milestones and other contingent payments, expense reimbursements, royalties based on net sales of approved drugs, and commercial sales milestone payments. Additionally, these contracts may provide options for the customer to purchase additional contract research and development services under separate contracts.

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

Product sales

Product sales were primarily derived from manufacturing and supply agreements we entered into with our customers. We have assessed our manufacturing and supply arrangements and have generally determined that they provided the customer an option to purchase our proprietary PEG reagents. Accordingly, we treated each purchase order as a discrete exercise of the customer’s option (i.e. a separate contract) rather than as a component of the overall arrangement. The pricing for the manufacturing and supply is generally at a fixed price and may be subject to annual producer price index (PPI) adjustments. The “take or pay” arrangement signed with UCB during 2024 resulted in recognition based on a single sales price over multiple years. See Note 9 for additional details.

We invoiced and recognized product sales when title and risk of loss passed to the customer, which generally occurs upon shipment. Customer payments are generally due 30 days from receipt of an invoice. We tested our products for adherence to technical specifications before shipment; accordingly, we have not experienced any significant returns from our customers. We recognize costs related to shipping and handling of product to customers in cost of goods sold.

As a result of the sale of the Facility, we no longer recognize product sales of PEG reagents.

Non-cash royalty revenue

Generally, for our collaboration arrangements that include sales-based royalties, we have granted our collaboration partner a license to our intellectual property. Pursuant to these arrangements, our collaboration partners are typically obligated to pay a royalty that is based on the net sales of their approved drugs that are sold in the countries where we have intellectual property rights covering their drugs. We have sold our rights to receive sales-based royalties for CIMZIA®, MIRCERA®, MOVANTIK®, ADYNOVATE® and REBINYN® as further described in Note 5. For collaboration arrangements that include sales-based royalties, we have concluded that the license is the predominant item to which the royalties relate, which include commercial milestone payments based on the level of sales. Accordingly, we recognize royalty revenue when the underlying sales occur based on our best estimates of sales of the drugs. Our aggregate non-cash royalty revenue of $64.3 million and $68.9 million for the years ended December 31, 2024 and 2023, respectively, represents revenue for granting licenses for which we had satisfied in prior periods.

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

We record an accrued expense for the estimated unbilled costs of our clinical study activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients and completion of certain clinical trial activities. We generally recognize costs associated with the start-up and reporting phases of the clinical trials as incurred. We generally accrue costs associated with the treatment phase of clinical trials based on the estimated activities performed by our third-party vendors, including our contract research organizations. In specific circumstances, such as for certain time-based costs, we recognize clinical trial expenses ratably over the service period, as we believe that this methodology may be more reflective of the timing of costs incurred.

We capitalize advance payments for goods or services that will be used or rendered for future research and development activities and recognize expense as the related goods are delivered or services performed.

Restructuring and Impairment

Amounts recorded as restructuring and impairment for the years ended December 31, 2024 and 2023 relate to the 2022 and 2023 Restructuring Plans. See Note 10 for additional information.

Non-cash Interest Expense on Liabilities Related to the Sales of Future Royalties

Interest expense on liabilities related to the sales of future royalties is imputed on the unamortized portion using the effective interest method. We periodically assess the estimated royalty payments under our licensees, and, as the amount or timing of such payments of these estimates change, we prospectively adjust the imputed interest rate and the related amortization of the respective liability. The actual interest rate will be affected by the timing of the royalty payments and changes in the forecasted revenue.

Equity Method Investment

Our investment in Gannet BioChem is considered a VIE for which we are not the primary beneficiary. We use the equity method of accounting to account for our investment in Gannet BioChem, which is an entity that we do not control, but have the ability to exert significant influence. Judgments regarding the level of influence over the equity method investment include consideration of key factors such as our ownership interest, representation on the board of directors or participation in policy-making decisions.

Under the equity method of accounting, our investment in Gannet BioChem is initially recorded at fair value on our Consolidated Balance Sheets. We include our share of the net income or loss of the entity in non-operating income (expense), which results in an increase or decrease to the carrying value of the investment. Our share of Gannet BioChem’s gains and losses may reflect Ampersand’s liquidation preferences, including its right to a cumulative preferred dividend, as further disclosed in Note 12, and we will record our share of the equity method investment’s results of operation on a lag basis. Our maximum exposure to loss in Gannet BioChem is limited to the value of our investment. No income or loss from our investment in Gannet BioChem has been recorded for the year ended December 31, 2024. The amount not recognized for the month ended December 31, 2024, is immaterial.

We evaluate our equity method investments at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investments may not be recoverable. This evaluation consists of several qualitative and quantitative factors that may include recent financial results, projected financial results and operating trends of the investees and other publicly available information that may affect the value of our investments.

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

We expense the grant date fair value of stock-based compensation on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations and recognize forfeitures as they occur. For options and RSUs that vest upon the achievement of performance milestones, we recognize expense provided that we believe that the performance milestones are probable of achievement, and we estimate the vesting period based on our evaluation of the estimated date of achievement of these milestones. For PSUs, we recognize expense based on the grant date fair value regardless of whether the market condition is met. The number of shares issuable under PSUs is based on our total shareholder return as compared to other companies within the NASDAQ biotechnology index over the measurement period and may be capped based on our absolute total shareholder return over such period. We report expense amounts in cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. We estimate the grant date fair value of our stock-based compensation awards as follows:

•
Stock options - We use the Black-Scholes option pricing model for the respective grant to determine the grant date fair value of stock options and common stock issued under the Company’s equity incentive plans or purchased under the ESPP. The Black-Scholes option pricing model requires the input of assumptions, including but not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
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

For the years ended December 31, 2024 and 2023, our income tax benefit was immaterial. As a result of the 2022 Restructuring Plan and our intent to wind down our foreign subsidiaries, during 2022, we recorded a provision for the repatriation of accumulated earnings and profits from India.

Net Loss Per Share

For all periods presented in the Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including the pre-funded warrant, during the periods presented. Shares of common stock into which the pre-funded warrant may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. For the years ended December 31, 2024 and 2023, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, RSUs and PSUs, which totaled 26.8 million and 20.4 million for the years ended December 31, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual reporting beginning with the fiscal year ending December 31, 2024, and for interim periods thereafter. We adopted the fiscal year standard for the period beginning January 1, 2024 on a retrospective basis which resulted in updated segment disclosures. For more information on the updated segment disclosures, refer to Note 15.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ending December 31, 2025. We are currently evaluating the incremental disclosures that will be required in our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update that requires the Company to disclose more detailed information about the types of expenses (including employee compensation, depreciation, and amortization) included in each relevant income statement expense caption. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the incremental disclosures that will be required in our consolidated financial statements.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$44,252	$35,277
Short-term investments	210,974	268,339
Long-term investments	13,869	25,825
Total cash and investments in marketable securities	$269,095	$329,441

We invest in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. All of our long-term investments as of December 31, 2024 had maturities between one and two years. We currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis.

During the years ended December 31, 2024 and 2023, we did not sell any available-for-sale securities.

We report our accrued interest receivable, which totaled $1.1 million and $0.5 million at December 31, 2024 and December 31, 2023, respectively, in other current assets on our Consolidated Balance Sheets.

Our portfolio of cash and investments in marketable securities includes (in thousands):

			December 31, 2024			December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$109,678	$100	$(67)	$109,711	$38,882
Corporate commercial paper	2	119,540	58	(56)	119,542	255,241
Available-for-sale investments		229,218	158	(123)	229,253	294,123
Money market funds	1				15,993	2,359
Certificates of deposit	2				14,027	15,116
Cash	N/A				9,822	17,843
Total cash and investments in marketable securities					$269,095	$329,441

At December 31, 2023, our gross unrealized gains and losses were insignificant. As of December 31, 2024 and 2023, we assessed our marketable securities with unrealized losses and concluded that the losses were not attributable to credit. As of December 31, 2024, we had 39 investments in unrealized loss positions and no investments had been in continuous unrealized loss positions for 12 months or longer. Accordingly, we have not recorded an allowance for credit losses for these securities.

At both December 31, 2024 and 2023, we had letter of credit arrangements in favor of our landlords and certain vendors totaling $7.5 million and $7.5 million, respectively. These letters of credit are secured by investments of similar amounts.

Note 3 — Consolidated Financial Statement Details

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$—	$1,861
Work-in-process	—	12,880
Finished goods	—	1,360
Total inventory	$—	$16,101

For the year ended December 31, 2023, we recorded a provision of $2.0 million for the net realizable value of our batches as an increase to cost of goods sold. Our manufacturing agreement with UCB Pharma (UCB) for the reagent used in the manufacture of CIMZIA® provided for a fixed selling price which we had negotiated in exchange for a higher royalty rate. Accordingly, when evaluating the net realizable value of our inventory for UCB, we included the negotiated increase of the royalties in our analysis, and the aggregate revenue has historically been greater than our manufacturing cost. Due to the decreases in the royalty rates for 2024 as a result of a settlement agreement with UCB, the aggregate revenue was expected to be less than our manufacturing cost for these years, and therefore we previously recorded a provision for net realizable value. As further disclosed in Note 9, on July 31, 2024, we entered into a long-term supply agreement with UCB that increases the selling price of the reagent used in the manufacture of CIMZIA®, which resulted in the aggregate revenue exceeding our manufacturing costs. As a result, we reduced the provision to $0 during the three months ended September 30, 2024. See Note 9 for additional information on the settlement agreement with UCB.

As of December 2, 2024, we sold all of our inventory to Gannet BioChem.

Other Current Assets

Other current assets consists of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development expenses	$1,947	$4,325
Interest and other non-trade receivables	1,609	1,047
Other prepaid expenses	2,510	4,407
Total other current assets	$6,066	$9,779

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Building and leasehold improvements	$3,881	$43,184
Laboratory equipment	552	14,537
Computer equipment and software	14,616	22,438
Manufacturing equipment	—	24,315
Furniture, fixtures, and other	27	541
Depreciable property, plant and equipment at cost	19,076	105,015
Less: accumulated depreciation	(15,910)	(86,898)
Depreciable property, plant and equipment, net	3,166	18,117
Construction-in-progress	245	739
Property, plant and equipment, net	$3,411	$18,856

Laboratory and manufacturing equipment, including construction-in-process, include assets that support both our manufacturing and research and development activities.

On December 2, 2024, we sold the Facility, including buildings and the Facility’s associated manufacturing equipment, laboratory equipment and computer equipment and software, to Gannet BioChem.

Due to the weakening lease markets, during the years ended December 31, 2024 and 2023, we have recorded non-cash impairment charges on our lease-related property, plant and equipment, primarily for our leasehold improvements, including $1.0 million during the three months ended June 30, 2024, which we report in restructuring and impairment in our Consolidated Statement of Operations. See Note 10 for additional information.

Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2024 and 2023 totaled $4.1 million and $7.0 million, respectively.

Goodwill

The following is a reconciliation of the change in our goodwill for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Goodwill – beginning balance	$76,501
Impairment of goodwill	(76,501)
Goodwill – ending balance	$—

As a result of the decrease in the fair value of our single reporting unit during the three months ended March 31, 2023, we recorded a non-cash goodwill impairment charge of $76.5 million, which we report as impairment of goodwill in our Consolidated Statement of Operations. We had previously recognized goodwill primarily from our acquisitions of Shearwater Corp. and Aerogen, Inc. in 2001 and 2005, respectively. See Note 11 for additional information.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$2,832	$5,553
Accrued research and development expenses	14,453	10,118
Accrued contract termination costs	2,767	3,020
Other accrued expenses	9,920	3,471
Total accrued expenses	$29,972	$22,162

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign currency translation	Available-for-sale securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(5,131)	$(1,776)	$(6,907)
Foreign currency translation gain (loss)	62	—	62
Unrealized gain on available-for-sale securities	—	1,826	1,826
Reclassification adjustments to income	5,099	—	5,099
Balance at December 31, 2023	30	50	80
Foreign currency translation gain (loss)	(4)	—	(4)
Unrealized gain on available-for-sale securities	—	(15)	(15)
Balance at December 31, 2024	$26	$35	$61

The reclassification from accumulated other comprehensive loss relates to the closure of the operations of our foreign subsidiaries and has been included within other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2023.

Note 4 — Operating Leases

Our leases consist of a Lease Agreement (the Mission Bay Lease) with ARE-San Francisco No. 19, LLC (ARE) for our 155,215 square foot corporate office and R&D facility located at 455 Mission Bay Boulevard South, San Francisco, California (the Mission Bay Facility) and a Lease Agreement (the Third Street Lease) with Kilroy Realty Finance Partnership, L.P. (Kilroy) for an additional 135,936 square foot of office space at 360 Third Street, San Francisco, California (the Third Street Facility). Both leases terminate on January 31, 2030, subject to two consecutive five year renewal options for the Mission Bay Facility and one five year renewal option for the Third Street Facility. Other key terms include the following:

•
The monthly base rent for both facilities will escalate over the term of the lease at various intervals.
•
Both leases include various covenants, indemnities, defaults, termination rights, letters of credit and other provisions customary for lease transactions of this nature.

•
During the term of the Mission Bay Lease, we are responsible for paying our share of operating expenses specified in the lease, including utilities, common area maintenance, insurance costs and taxes.
•
For the Third Street Lease, our fixed annual base rent on an industrial gross lease basis includes certain expenses and property taxes paid directly by the landlord.

Due to our 2022 and 2023 Restructuring Plans, during the years ended December 31, 2024, and December 31, 2023, we recorded impairment charges of $7.3 million and $30.6 million, respectively, for our right-of-use assets which we are seeking to sublease. See Note 10 for additional information.

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

	Year Ended December 31,
	2024	2023
Operating lease expense	$8,723	$12,116
Variable lease expense	9,000	7,027
Total lease expense	$17,723	$19,143

During the years ended December 31, 2024 and 2023, we paid $21.6 million and $21.0 million, respectively, of operating lease payments related to our lease liabilities, which we include in net cash used in operating activities in our Consolidated Statements of Cash Flows.

As of December 31, 2024, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,
2025	$20,450
2026	22,958
2027	23,682
2028	24,427
2029	25,195
2030 and thereafter	2,108
Total lease payments	118,820
Less: portion representing interest	(16,256)
Operating lease liabilities	102,564
Less: current portion	(19,868)
Operating lease liabilities, less current portion	$82,696

As of December 31, 2024, the weighted-average remaining lease term is 5.1 years and the weighted-average discount rate was 5.8%.

We have entered into subleases for approximately 29,000 square feet of space in our Mission Bay Facility that provide for fixed lease payments, as well as full recovery of the subtenants’ share of operating expenses under our master lease agreement, subject to certain free rent periods. We record the total sublease income as a reduction of general and administrative expense, which totaled $3.2 million and $2.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, maturities of our operating lease receivables from subleases for each of the next five years and thereafter were as follows:

Year ending December 31,
2025	$1,480
2026	1,670
2027	1,729
2028	1,788
2029	1,846
2030 and thereafter	—
Gross Lease Receivable	$8,513

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

On December 16, 2020, we entered into a purchase and sale agreement (the 2020 Purchase and Sale Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Pursuant to the 2020 Purchase and Sale Agreement, we agreed to sell to HCR certain of our rights to receive royalty payments (the 2020 Transaction Royalties) arising from the worldwide net sales, from and after October 1, 2020 until such time that certain return thresholds are met as described below, of (a) MOVANTIK® under that certain License Agreement, dated September 20, 2009, by and between Nektar and AstraZeneca AB, as amended, (b) ADYNOVATE® under that certain Exclusive Research, Development, License and Manufacturing and Supply Agreement, dated September 26, 2005, by and among Nektar, Baxalta US Inc. and Baxalta GmbH, as amended, (c) REBINYN® under that certain Settlement and License Agreement, dated December 21, 2016, by and among Nektar, Novo Nordisk Inc., Novo Nordisk A/S and Novo Nordisk A/G and (d) licensed products under that certain Right to Sublicense Agreement, dated October 27, 2017, by and among Nektar, Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH. Although we sold all of our rights to receive royalties from these products up to the cap, as a result of the limits on the 2020 Transaction Royalties to be received by HCR and our ongoing manufacturing and supply obligations related to the generation of these royalties, we account for the transaction as debt and recognize these non-cash royalties as revenue. We recorded the $150.0 million in proceeds from this transaction as a liability (the 2020 Royalty Obligation) that will be amortized using the effective interest method over the estimated life of the 2020 Purchase and Sale Agreement. As of December 31, 2024, our prospective effective interest rate used to amortize the liability is 20%.

The 2020 Purchase and Sale Agreement was to automatically expire, and the payment of the 2020 Transaction Royalties to HCR would cease, when HCR received payments of the 2020 Transaction Royalties equal to $210.0 million (the 2025 Threshold), if the 2025 Threshold were achieved on or prior to December 31, 2025, or $240.0 million, if the 2025 Threshold was not achieved on or prior to December 31, 2025 (or, if earlier, the date on which the last royalty payment under the relevant license agreements is made). On March 4, 2024, Nektar and HCR amended the original 2020 Purchase and Sale Agreement (the Amendment), pursuant to which the parties agreed to remove our reversionary rights in the royalties in exchange for a $15.0 million payment from HCR. Accordingly, HCR will receive all future royalties of the products, and none of these royalties will return to Nektar. We accounted for the Amendment as a modification of the existing arrangement, and therefore recorded the $15.0 million proceeds as an increase to the liability.

The sale of the Facility did not alter the 2012 or the 2020 Purchase and Sale Agreements, nor royalties payable under the related license agreements.

The following table shows the activity within the liability account of each arrangement (in thousands):

	Year-Ended December 31, 2024			Period from inception to December 31, 2024
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties—beginning balance	$24,217	$89,657	$113,874	$—	$—	$—
Royalty monetization proceeds	—	15,000	15,000	124,000	165,000	289,000
Non-cash royalty revenue	(26,881)	(37,386)	(64,267)	(380,728)	(155,705)	(536,433)
Non-cash interest expense	9,861	18,251	28,112	250,403	76,227	326,630
Payments to RPI	—	—	—	(10,000)	—	(10,000)
Loss on revaluation of liability related to the sale of future royalties	—	—	—	23,522	—	23,522
Liabilities related to the sales of future royalties – ending balance	7,197	85,522	92,719	7,197	85,522	92,719
Less: unamortized transaction costs	—	(943)	(943)	—	(943)	(943)
Liabilities related to the sales of future royalties, net	$7,197	$84,579	$91,776	$7,197	$84,579	$91,776

As royalties are remitted to RPI and HCR by our licensees, the balances of the respective Royalty Obligations will be effectively repaid over the lives of the agreements. To determine the amortization of the Royalty Obligations, we are required to estimate the total amount of future royalty payments to be received by RPI and HCR, respectively, and adjust the imputed interest rate.

Note 6 — Pre-Funded Warrant

In March 2024, we issued a pre-funded warrant to purchase an aggregate of 25,000,000 shares of our common stock to TCG at a price of $1.20 per share for gross proceeds of $30.0 million. Transaction costs were immaterial. The pre-funded warrant has an exercise price of $0.0001 per share and may be exercised at any time after the original issuance date. TCG may not exercise the warrant if TCG, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. TCG may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for resale of up to 25,000,000 shares of our common stock issuable upon exercise of the pre-funded warrant. The registration statement became effective on June 5, 2024. As of December 31, 2024, the warrant has not been exercised.

We classified the pre-funded warrant as a component of permanent equity in our Consolidated Balance Sheets as it is a freestanding financial instrument that was immediately exercisable, does not embody an obligation for the Company to repurchase its own shares and permits the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrant have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrant.

Note 7 — Commitments and Contingencies

Purchase Commitments

In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2024, these commitments were approximately $1.6 million.

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

We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at either December 31, 2024 or December 31, 2023.

Indemnification Obligations

During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any of these potential indemnification obligations is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Consolidated Balance Sheets at either December 31, 2024 or December 31, 2023.

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

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in our Certificate of Incorporation and our Bylaws, we indemnify our directors, executive officers, other officers, employees, and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is unlimited; however, we have insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe any obligations under this indemnification would not be material, other than retention of up to $2.5 million per incident for merger and acquisition related claims, $2.5 million per incident for securities related claims and $2.5 million per incident for non-securities related claims per our insurance policy. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.

Note 8 — Stockholders’ Equity

As of December 31, 2024, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options and RSUs outstanding	34,582
Shares reserved for pre-funded warrant	25,000
Shares available for future grant under the 2017 Performance Incentive Plan	8,277
Shares available for issuance under the employee stock purchase plan	711
Total common stock reserved for issuance	68,570

Note 9 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestone payments, reimbursements for research and development activities and (before the sale of the Facility) payments for the manufacture and supply of our proprietary PEG reagents. We generally include our costs of performing these services in research and development expense, except for costs for product sales to our collaboration partners which we include in cost of goods sold. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808 Collaborative Arrangements, and, if so, we analyze whether we should account for any elements under ASC 606 Revenue from Contracts with Customers.

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

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing provisions described above, we recognize the net reimbursement to (from) BMS as an increase (decrease) to the applicable expense. As discussed in Note 10, beginning in the second quarter of 2022, we began reporting the costs for the wind down of the bempegaldesleukin program in restructuring and impairment. For the year ended December 31, 2024, such amounts are immaterial and are included in research and development expense.

Biolojic Design (Biolojic): NKTR-0165

In 2021, we entered into a research collaboration and license option agreement with Biolojic to discover and develop agonistic antibodies that activate a novel and previously un-drugged target for the treatment of autoimmune diseases. In 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement in all fields of use (other than in the field of oncology). As a result of exercising the option to gain an exclusive license, we may be required to pay up to $18.0 million based on the achievement of certain development milestones, including the first milestone of $3.0 million payable upon the acceptance of the first investigational new drug application, and up to $35.0 million based on the achievement of certain regulatory approval milestones. Each milestone is payable only once, regardless of the number of indications for which we develop the licensed product. We record a liability when a milestone payment becomes probable. As of December 31, 2024, no milestones have been achieved or are considered probable, and no liability has been recorded.

Other

We have a collaboration agreement with UCB for dapirolizumab pegol, under which we are entitled to up to a total of $40.0 million of regulatory approval milestones, as well as royalties in the low single digits based on net sales of commercialized products, if any. UCB is developing dapirolizumab pegol, a PEGylated antibody fragment, with Biogen, Inc. for the treatment of systemic lupus erythematosus. However, given the current phase of development of this product and the uncertainty in clinical development, we have excluded these milestones from the transaction price for this agreement. We have not sold our rights to receive these milestones or royalties from dapoirolizumab pegol under the APA for the sale of the Facility.

On July 31, 2024, and further formalized in an Amended and Restated Manufacturing and Supply Agreement dated October 18, 2024, we entered into a long-term “take or pay” supply agreement with UCB that increases the selling price of the PEG reagent used in the manufacture of CIMZIA® (the UCB Supply Agreement). The UCB Supply Agreement also covers UCB’s purchases of the same reagent (at the same price) for use in the manufacture of dapirolizumab pegol. We analyzed the terms of the agreement, including its cancellation provisions, and concluded that it represents a long-term agreement. Since the performance obligations are deliveries of a single reagent, we determined a single sales price for recognition of revenue over the term of the arrangement. Accordingly, because the billed price was less than the single sales price, we recorded a contract asset of $7.0 million as of December 2, 2024. Pursuant to the APA between Gannet BioChem and us, the UCB Supply Agreement was assigned to Gannet BioChem upon closing of the sale of the Facility. The assignment of the UCB Supply Agreement does not alter the potential milestones and potential royalties payable by UCB to us pursuant to the collaboration agreement for dapirolizumab pegol nor the non-cash royalties payable under our collaboration agreement for CIMZIA®. See Note 12 for additional information on the APA.

Note 10 — Restructuring and Impairment

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

In connection with our 2022 and 2023 Restructuring Plans, restructuring and impairment includes the following (in thousands):

	Year ended December 31,
	2024	2023
Severance and benefit expense	$—	$7,885
Impairment of right-of-use assets and property, plant and equipment	8,329	35,328
Loss on sale of other property, plant and equipment, net	—	1,300
Contract termination and other restructuring costs	7,341	7,445
Restructuring and impairment	$15,670	$51,958

Severance and Benefit Expense

Employees affected by the reduction in force under the 2022 and 2023 Restructuring Plans are entitled to receive severance payments and certain Company-funded benefits. The restructuring charges are recorded at fair value.

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

The following table provides details regarding the severance and benefit expense for the years ended December 31, 2024 and 2023 pursuant to the 2022 and 2023 Restructuring Plans and a reconciliation of the severance and benefits liability for the year ended December 31, 2024 pursuant to the 2022 and 2023 Restructuring Plans, which we report within accrued expenses on our Consolidated Balance Sheets (in thousands):

	2023 Restructuring Plan	2022 Restructuring Plan	Total
Liability balance as of December 31, 2022	$—	$3,299	$3,299
Expense recognized during the period	7,885	—	7,885
Payments during the period	(7,689)	(3,299)	(10,988)
Liability balance as of December 31, 2023	$196	$—	$196
Expense recognized during the period	—	—	—
Payments during the period	(196)	—	(196)
Liability balance as of December 31, 2024	$—	$—	$—

Impairment of Long-Lived Assets

As a result of our 2022 and 2023 Restructuring Plans, we decided to seek a sublease for all of our leased spaces in the Third Street Facility and the Mission Bay Facility. Accordingly, we evaluate each space for impairment when management decides to sublease the respective space and at each reporting date thereafter, as facts and circumstances change. The significant assumptions in our impairment analysis relate to sublease income, including the length of time to enter into a sublease, sublease rental payments, free rent periods, tenant improvement allowances and broker commissions. When available, we use sublease negotiations or agreements, but in the absence of such information, we develop our own subjective estimates based on current real estate trends and market conditions. Accordingly, our estimates are subject to significant risk, and the terms of sublease agreements, if any, and the resulting amount and timing of sublease income, if ever realized, may be materially different than our estimates.

As part of our evaluation of each sublease space, we separately compare the estimated undiscounted sublease income, as described above, for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). If such sublease income exceeds the net book value of the sublease assets, we do not record an impairment charge. Otherwise, we record an impairment charge by reducing the net book value of the sublease assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant, which has ranged from 8.7% to 6.2% for the periods described below.

We recorded non-cash impairment charges of lease assets pertaining to the 2022 and 2023 Restructuring Plans as follows (in thousands):

	Three-months Ended
Sublease Spaces	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	Total
Mission Bay Blvd. South	$—	$7,061	$1,467	$—	$—	$—	$8,528
Third St	—	6,200	—	—	—	4,429	10,629
Total 2022 Restructuring Plan	—	13,261	1,467	—	—	4,429	19,157
Mission Bay Blvd. South - 2023 Restructuring Plan	11,500	—	9,100	—	—	3,900	24,500
Total impairment of lease assets	$11,500	$13,261	$10,567	$—	$—	$8,329	$43,657

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

During the three months ended June 30, 2023 and September 30, 2023, we recorded additional non-cash impairment charges of $7.1 million and $1.5 million, respectively, for other sublease assets in our Mission Bay Facility that we sought to sublease under the 2022 Restructuring Plan. Due to the worsening office lease market, for the three months ended June 30, 2023 and 2024, we recorded non-cash impairment charges of $6.2 million and $4.4 million, respectively, for our sublease assets at our Third Street Facility.

The following is a reconciliation of the impairment charges we recorded for the full year ended December 31, 2024 and the full year ended December 31, 2023, including the net book values of the sublease assets before the impairment and the fair values of the sublease assets (in thousands):

	Year Ended December 31, 2023
	Operating Lease Right-of-Use Assets	Property, Plant and Equipment	Total
Net book value of impaired sublease assets	$44,921	$6,943	$51,864
Less: Fair value of impaired sublease assets — Level 3 of Fair Value Hierarchy	(14,364)	(2,172)	(16,536)
Book value in excess of fair value	$30,557	$4,771	$35,328

	Year-Ended December 31, 2024
	Operating Lease Right-of-Use Assets	Property, Plant and Equipment	Total
Net book value of impaired sublease assets	$12,506	$1,897	$14,403
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	(5,219)	(855)	(6,074)
Total impairment of right-of-use assets and property, plant and equipment	$7,287	$1,042	$8,329

Loss on Sale of Property, Plant and Equipment, Net

We sold excess lab equipment under the 2023 Restructuring Plan. We determined the loss as follows (in thousands):

	Year Ended December 31,
	2024	2023
Proceeds from sales	$—	$1,245
Net book value of assets	—	2,545
Total loss on sale of other property, plant and equipment, net	$—	$1,300

Contract Termination and Other Restructuring Costs

Contract termination and other restructuring costs include the following (in thousands):

	Year Ended December 31,
	2024	2023
Contract termination costs	$7,341	$1,953
Costs for the wind down of the bempegaldesleukin program	—	5,492
Contract termination and other restructuring costs	$7,341	$7,445

We have incurred significant contract termination costs in connection with our Restructuring Plans. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, we continue to recognize expense as our estimates change until settlement.

The following is a reconciliation of the contract termination costs, for the years ended December 31, 2024 and 2023. We reported $3.0 million and $2.8 million in accrued expenses as of December 31, 2023 and December 31, 2024, respectively, and reported $2.5 million and $6.3 million, respectively, in other long-term liabilities on our Consolidated Balance Sheets (in thousands):

Year Ended
December 31, 2024
Liability balance as of December 31, 2022	$7,710
Expense recognized during the period	1,919
Payments during the period	(4,087)
Liability balance as of December 31, 2023	5,542
Expense recognized during the period	7,341
Payments during the period	(3,805)
Liability balance as of December 31, 2024	$9,078

In prior periods through March 31, 2022, we reported the clinical trial costs, other third-party costs and employee costs related to the bempegaldesleukin program primarily in research and development expense. Beginning in the second quarter of 2022, following our announcement to terminate the program, we began recording these costs for the wind down of the bempegaldesleukin program in restructuring and impairment. For the year ended December 31, 2024, such amounts are immaterial and are included in research and development expense.

Note 11 — Impairment of Goodwill

During the three months ended March 31, 2023, our stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, we assessed our long-lived assets, including our property, plant and equipment, right-of-use assets and goodwill, for impairment.

As part of our long-lived asset impairment analysis, we first assessed which long-lived assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets. We concluded that the sublease assets, for which we have recognized significant impairment charges during 2022 and 2023, including for the three months ended March 31, 2023, are independent of our entity-wide group. See Note 10 for additional information regarding impairment charges that we have recorded for our sublease assets.

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

Note 12 — Gain on Sale of the Huntsville Manufacturing Facility

On December 2, 2024, we completed the sale of the Facility and certain other manufacturing assets related thereto, including the assignment of our existing manufacturing and supply obligations, to Gannet BioChem, an affiliate of Ampersand, via the APA, for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem. The net cash proceeds reflect the base purchase price of $70.0 million, net of transaction costs totaling $6.2 million, and adjustments based on closing net working capital, totaling $0.9 million in incremental proceeds. We determined that the sale of the Facility meets the definition of a deconsolidation of a business.

At closing of the sale of the Facility and at December 31, 2024, we own 20.0 million common units at $1.00 per unit, representing 100% of the common units outstanding, and Ampersand owns 81.5 million preferred units at $1.00 per unit, representing 100% of the preferred units outstanding. In the event of a distribution, to the extent available, the preferred unitholders have priority rights to a cumulative preferred dividend and a return of their investment before any distributions to common unitholders. After such priority distribution to the preferred unitholders, to the extent available, common unitholders are to receive a distribution of both a cumulative dividend at the same rate as the preferred unitholders’ dividend and a return of their investment. Any distributions in excess of both of these distributions, if available, are distributed to preferred and common unitholders pro rata.

We have significant influence, but do not control, Gannet BioChem through our noncontrolling representation on Gannet BioChem’s board of directors and our equity interests in Gannet BioChem. Accordingly, we do not consolidate Gannet BioChem and account for our investment in Gannet BioChem using the equity method of accounting. We recorded our investment in Gannet BioChem at its fair value upon the sale of the Facility. The fair value of the equity method investment was determined using an option pricing method (OPM) based on the consideration paid for the preferred units. The OPM allows for the allocation of a company’s equity value among the various equity capital owners (preferred and common unitholders) and estimates the implied equity value of Gannet BioChem. The OPM uses the unitholders’ liquidation preferences to determine how proceeds from a liquidity event shall be distributed among the various ownership classes with an expected term to a liquidity event commensurate with a private equity investment. The following table lists the other Black-Scholes option-pricing model assumptions used to calculate the fair value of the equity method investment.

Risk-free interest rate	4.1%
Dividend yield	0.0%
Volatility factor	50.0%

At closing of the Transaction, we estimated the fair value of our investment in Gannet BioChem to be $12.2 million, and we recorded a gain of $40.4 million on the sale of the Facility. The gain was computed as follows (in thousands):

Cash proceeds at closing	$71,167
Net working capital adjustment	(322)
Fair value of equity method investment in Gannet BioChem - Level 3 of Fair Value Hierarchy	12,218
Gross cash and non-cash proceeds	83,063
Transaction costs	(6,155)
Net proceeds	$76,908

Accounts receivable	$4,250
Inventory	14,655
Other current assets	864
Current liabilities	(1,354)
Net working capital	18,415
Property, plant and equipment, net	11,569
Contract asset, net	6,534
Net assets sold	$36,518

Net proceeds	$76,908
Net assets sold	(36,518)
Gain on asset sale	$40,390

Gannet BioChem is considered a related party to Nektar. Concurrently with the closing of the transaction, we entered into certain ancillary agreements with Gannet BioChem, including supply agreements for rezpegaldesleukin and NKTR-255, and certain services agreements.

Supply Agreements

Under the terms of the supply agreements, Gannet BioChem has agreed to manufacture and supply the PEG reagents for use in clinical trials of these drug candidates at prices defined within the agreements. There are no minimum purchase commitments and Nektar can terminate the agreement for convenience upon prior written notice. After the sale of the Facility through December 31, 2024, we did not make any purchases from Gannet BioChem.

Services Agreements

Pursuant to a transition services agreement and full-time employee equivalent agreement, Nektar is performing certain transition services for the benefit of Gannet BioChem, primarily related to information technology and accounting, and Gannet BioChem is performing certain transition services for the benefit of Nektar, primarily to support research and development activities. The terms of these agreements are no more than two years, subject to certain termination provisions. For the year ended December 31, 2024, we recorded $0.3 million as research and development expenses for services provided by Gannet BioChem to us and $0.1 million as other income for services provided by us to Gannet BioChem in our Consolidated Statements of Operations.

As of December 31, 2024, we recorded a net payable of $3.4 million to Gannet BioChem, consisting of $2.9 million for the collection of receivables from Gannet BioChem’s customers, net of payments to Gannet BioChem’s vendors, under the transition services agreement, $0.3 million for the final net working capital adjustment, and $0.2 million, net, under the services agreements. We report this amount in accrued expenses in our Consolidated Balance Sheets.

Note 13 — Stock-Based Compensation

2017 Performance Incentive Plan

Our 2017 Performance Incentive Plan, as amended and restated, (2017 Plan) provides for the issuance of our common stock to members of the Board of Directors, officers or employees, certain consultants and advisors and our subsidiaries. On June 5, 2024, the stockholders of Nektar approved an amendment to the 2017 Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 8,000,000 shares. Under the 2017 Plan, we may issue stock options, restricted stock, performance stock, stock units, stock appreciation rights and other similar types of awards. When the 2017 Plan was approved on June 14, 2017, any shares of our common stock that were available for issuance under our 2012 Performance Incentive Plan (the 2012 Plan) ceased to be available for future grants. However, options and RSUs granted under the 2012 Plan remained outstanding, and any options or RSUs that were cancelled or forfeited became available for issuance under the 2017 Plan. Shares issued for RSUs, PSUs or any other “full-value award” are counted against the share limit as 1.5 shares for every one share granted in connection with the award.

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

Stock-Based Compensation Expense

We recognize total stock-based compensation expense in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of goods sold	$1,946	$3,177
Research and development	8,161	13,890
General and administrative	11,505	16,321
Total stock-based compensation	$21,612	$33,388

Stock-based compensation expense resulting from PSUs and our ESPP was not significant in the years ended December 31, 2024, and 2023.

As of December 31, 2024, total unrecognized compensation costs of $19.6 million related to unvested stock-based compensation awards are expected to be recognized as expense over a weighted-average period of 2.7 years.

Black-Scholes Assumptions

The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options, as well as the resulting grant-date fair value:

	Year Ended December 31,
	2024	2023
Average risk-free interest rate	4.2%	4.0%
Dividend yield	0.0%	0.0%
Average volatility factor	91.7%	88.4%
Weighted-average expected life	5.1 years	5.1 years
Weighted-average grant-date fair value of options granted	$0.76	$0.37

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

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for price per share and contractual life information):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	per Share	(in Years)	Value(1)
Outstanding at December 31, 2023	23,016	$8.26
Options granted	12,541	1.04
Options exercised	(144)	0.52
Options forfeited & canceled	(2,354)	7.87
Outstanding at December 31, 2024	33,059	$5.58	6.39	$4,468

Exercisable at December 31, 2024	11,347	13.14	4.62	$1,230

(1)
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2024.

The intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was not significant.

Summary of RSU Activity

A summary of RSU award activity is as follows (in thousands except for per share amounts):

		Weighted-
		Average
		Grant
		Date Fair
	Units Issued	Value
Unvested at December 31, 2023	4,230	$6.14
Granted	50	1.09
Vested and released	(2,474)	5.82
Forfeited and canceled	(283)	3.06
Unvested at December 31, 2024	1,523	$7.07

The weighted-average grant-date fair values of RSUs granted during the years ended December 31, 2024 and 2023 were $1.09 and $1.10, respectively. The fair value of RSUs that vested in the years ended December 31, 2024 and 2023 totaled $2.8 million and $3.6 million, respectively.

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $12,000 per participant for the years ended December 31, 2023 and 2024. For the years ended December 31, 2024 and 2023, we recognized $1.4 million, and $1.5 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

Note 14 — Income Taxes

Loss before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(119,227)	$(274,998)
Foreign	27	(1,258)
Loss before provision for income taxes	$(119,200)	$(276,256)

Provision for Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	(277)	(43)
Foreign	48	(17)
Total current income tax expense	(229)	(60)
Deferred:
Federal	—	—
State	—	—
Foreign	(10)	(140)
Total deferred income tax expense	(10)	(140)
Provision (benefit) for income taxes	$(239)	$(200)

Our income tax provision related to continuing operations differs from the amount computed by applying the statutory income tax rate of 21% to our pretax loss as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax benefit at federal statutory rate	$(25,032)	$(58,013)
Research credits	7,741	(1,192)
Change in valuation allowance	1,635	35,033
Expiration of net operating loss carryforwards	8,252	312
Stock-based compensation	4,280	8,919
Non-cash interest expense on liability related to sales of future royalties	5,904	5,320
Non-cash royalty revenue related to sales of future royalties	(5,645)	(7,838)
Impairment of goodwill	—	16,065
Other	2,626	1,194
Provision (benefit) for income taxes	$(239)	$(200)

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

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$587,528	$574,737
Research and other credits	135,871	144,128
Net capital loss carryforwards	39,648	39,655
Operating lease liabilities	22,767	25,384
Stock-based compensation	19,619	19,447
Capitalized research and development costs	45,607	34,675
Liability related to the sale of future royalties	2,020	6,729
Other	9,402	13,863
Deferred tax assets before valuation allowance	862,462	858,618
Valuation allowance for deferred tax assets	(859,084)	(854,528)
Total deferred tax assets	3,378	4,090
Deferred tax liabilities:
Operating lease right-of-use assets	(1,835)	(3,824)
Investment in foreign subsidiary	(511)	(521)
Outside basis difference in Gannet BioChem	(1,337)	—
Other	(205)	(265)
Total deferred tax liabilities	(3,888)	(4,610)
Net deferred tax assets (liabilities)	$(510)	$(520)

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history and projected future losses, we have fully reserved our net U.S. deferred tax assets with a valuation allowance. The valuation allowance increased by $4.6 million for the year ended December 31, 2024 and increased by $38.3 million for the year ended December 31, 2023.

Our net deferred tax liability position reflects the provision for the withholding taxes associated with the repatriation of accumulated earnings and profits from India.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2024, we had a net operating loss carryforward for federal income tax purposes of approximately $2.8 billion, of which $1.2 billion is subject to expiration beginning in 2025 and a total state net operating loss carryforward of approximately $0.7 billion, portions of which will begin to expire in 2026. We have federal tax credits of approximately $126.7 million, which will begin to expire in 2025 and state research credits of approximately $60.7 million which have no expiration date. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

Unrecognized tax benefits

We have the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$126,498	$85,845
Tax positions related to current year:
Additions	582	848
Reductions	—	—
Tax positions related to prior years:
Additions	10,101	40,079
Reductions	(16)	—
Settlements	(815)	—
Lapses in statute of limitations	(678)	(274)
Ending balance	$135,672	$126,498

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

We file income tax returns in the U.S., California, Alabama, certain other states and India and certain other international jurisdictions. As a result of our net operating loss and research credit carryforwards, substantially all of our domestic tax years remain open and subject to examination. We may be subject to examination in India and other jurisdictions from time to time, but we do not believe that any liability resulting from such an examination would have a material effect on our financial position or results of operations.

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations. During the years ended December 31, 2024 and 2023, no significant interest or penalties were recognized relating to unrecognized tax benefits. Although it is reasonably possible that certain unrecognized tax benefits could change in the future, we do not anticipate any significant changes over the next twelve months.

Note 15 — Segment Reporting

We operate in one business segment which focuses on applying our expertise to develop novel drug candidates. Our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer, who is our chief operating decision maker (CODM).

The CODM assesses the performance of the Company and decides how to allocate resources based upon net loss that is also reported within the Consolidated Statements of Operations. The measure of segment assets that is reviewed by the CODM is reported within the Consolidated Balance Sheet as total assets. The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Year Ended December 31,
	2024	2023
Revenue:	$98,427	$90,122
Operating costs and expenses:
Cost of goods sold	30,686	33,768
Clinical development, contract manufacturing and other third party costs
Rezpegaldesleukin (cytokine Treg stimulant)	49,382	14,554
NKTR-255 (IL-15 receptor agonist)	15,795	26,132
NKTR-0165 (tumor necrosis factor receptor type II agonist)	9,339	9,345
Discovery research and other programs	2,334	7,218
Total clinical development, contract manufacturing and other third party costs	76,850	57,249
Employee costs (a)(b)	40,204	55,572
Facilities costs (a)	16,821	20,832
Other operating costs (a)(c)	42,047	37,048
Other segment expenses	37,407	149,337
Gain on sale of the Huntsville manufacturing facility	(40,390)	—
Total operating costs and expenses	203,625	353,806
Loss from operations	(105,198)	(263,684)
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(28,112)	(25,334)
Interest income	14,500	19,009
Other income (expense), net	(390)	(6,247)
Total non-operating income (expense), net	(14,002)	(12,572)
Loss before provision for income taxes	$(119,200)	$(276,256)

Other segment expense items included within net loss include the following (in thousands):

	Year Ended December 31,
	2024	2023
Impairment of right-of-use assets and property, plant and equipment	$8,329	$35,328
Loss on sale of other property, plant and equipment, net	—	1,300
Contract termination costs	7,341	1,953
Goodwill impairment	—	76,501
Stock-based compensation (a)	19,666	30,210
Depreciation and amortization expense (a)	2,071	4,045
Total other segment expenses	$37,407	$149,337
a)
Employee costs, facilities costs, other operating costs, stock-based compensation expense and depreciation and amortization expense include amounts reported in research and development expense and general and administrative expense in our Consolidated Statements of Operations. Such amounts reported in cost of goods sold in our Consolidated Statements of Operations are included in cost of goods sold in the summary of significant segment expenses.
b)
Includes compensation and benefits for our employees and costs for our contractors and temporary workers and includes severance expense of zero and $7.9 million for the years ended December 31, 2024 and 2023, respectively.
c)
Includes legal and patent expenses, information technology infrastructure and other costs, professional accounting, insurance, travel and entertainment and other third-party services and expenses.

Our revenue has been derived primarily from customers in the pharmaceutical and biotechnology industries. Revenue from UCB Pharma, Baxalta / Takeda, AstraZeneca, Pfizer, and Roche represented 39%, 18%, 17%, 12% and 10% of our revenue, respectively, for the year ended December 31, 2024. Revenue from UCB Pharma, Baxalta / Takeda, AstraZeneca and Pfizer represented 40%, 21%, 11% and 10% of our revenue, respectively, for the year ended December 31, 2023.

Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2024	2023
United States	$1,375	$11,481
Rest of World	97,052	78,641
Total revenue	$98,427	$90,122

At December 31, 2024 and 2023, all of our property, plant and equipment was located in the United States.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2024, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

(a) None.

(b) None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About the Board of Directors

Directors continuing in office until the 2025 Annual Meeting

Diana Brainard, M.D., age 54, was appointed to our board of directors in November 2021. Dr. Brainard is an Entrepreneur Partner at MPM BioImpact, a biotechnology investment firm. She formerly served as the Chief Executive Officer and a member of the board of directors of AlloVir, Inc., a late clinical-stage cell therapy company. Prior to joining AlloVir, Inc., Dr. Brainard served as Senior Vice President and Virology Therapeutic Area Head at Gilead Sciences, Inc. from 2018 to April 2021. From 2015 to 2018, Dr. Brainard served as Vice President of Clinical Research, Liver Diseases at Gilead Sciences, Inc. Dr. Brainard obtained her B.A. degree from Brown University and her M.D. from Tulane University School of Medicine.

R. Scott Greer, age 66, has served as our director since February 2010. Mr. Greer currently serves as Managing Director of Numenor Ventures, LLC, a venture capital firm. In 1996, Mr. Greer co-founded Abgenix, Inc., a company that specialized in the discovery, development and manufacture of human therapeutic antibodies, and from June 1996 through May 2002, he served as its Chief Executive Officer. He previously also served as a director of Abgenix from 1996 and Chairman of the board of directors from 2000 until the acquisition of Abgenix by Amgen, Inc. in April 2006. Prior to Abgenix’s formation, Mr. Greer held senior management positions at Cell Genesys, Inc., a biotechnology company, initially as Chief Financial Officer and Vice President of Corporate Development and later as Senior Vice President of Corporate Development, and various positions at Genetics Institute, Inc., a biotechnology research and development company. He previously served on the board of directors of Inogen, Inc., a medical device company that develops and markets oxygen therapy products from 2015-2021, Sientra, Inc., a medical aesthetics company from 2014-2018, Versartis, Inc., an endocrine focused biopharmaceutical company from 2014-2018, Auspex Pharmaceuticals, a biopharmaceutical company developing drugs for patients with movement disorders and other rare diseases from 2014-2015, StemCells, Inc., a biopharmaceutical company focused on stem cell therapeutics from 2010-2016, Ablexis, an antibody technology company, as its Chairman of the board of directors from 2010-2016, Sirna Therapeutics, Inc., a biotechnology company, from 2003, and as its Chairman of the board of directors from 2005, through the closing of the acquisition of Sirna by Merck & Co., Inc. in December 2006. Mr. Greer previously also served as a member of the board of directors of Illumina, Inc., a provider of integrated systems for the analysis of genetic variation and biological function from 2001-2005 and of the board of directors of CV Therapeutics, Inc., a biotechnology company from 2001-2004. Mr. Greer received a B.A. in Economics from Whitman College and an M.B.A. degree from Harvard University. He also was a certified public accountant.

Directors continuing in office until the 2026 Annual Meeting

Howard W. Robin, age 72, has served as our President and Chief Executive Officer since January 2007 and has served as a member of our board of directors since February 2007. Mr. Robin served as Chief Executive Officer, President and a director of Sirna Therapeutics, Inc., a biotechnology company, from July 2001 to November 2006 and from January 2001 to June 2001, served as their Chief Operating Officer, President and as a director. From 1991 to 2001, Mr. Robin was Corporate Vice President and General Manager at Berlex Laboratories, Inc. (“Berlex”), a pharmaceutical products company that is a subsidiary of Schering, AG, and from 1987 to 1991 he served as Vice President of Finance and Business Development and Chief Financial Officer. From 1984 to 1987, Mr. Robin was Director of Business Planning and Development at Berlex. He was a Senior Associate with Arthur Andersen & Co. prior to joining Berlex. He received his B.S. in Accounting and Finance from Fairleigh Dickinson University, where he previously served as a member of its Board of Trustees.

Directors continuing in office until the 2027 Annual Meeting

Jeff Ajer, age 62, was appointed to the board of directors of in September 2017. Mr. Ajer was the former Executive Vice President and Chief Commercial Officer from 2014 to 2024 at BioMarin, a global biotechnology company that develops and commercializes innovative therapies for people with serious and life-threatening rare disorders. Mr. Ajer has more than 25 years of experience driving commercialization for rare diseases and specialty medicines, including leading commercial planning for late-stage pipeline programs, product marketing, reimbursement, and sales operations. After joining BioMarin in 2005 as one of the first sales and marketing employees, he held roles of increasing responsibility including Vice President, Commercial Operations, The Americas; Senior Vice President and Chief Commercial Officer; and Executive Vice President and Chief Commercial Officer. Mr. Ajer was integral in establishing BioMarin’s commercial infrastructure and global footprint and played a leadership role in the launches and growth strategies for BioMarin’s commercial brands including Brineura™, Vimizim®, Kuvan® and Naglazyme®. Prior to his time at BioMarin, Mr. Ajer served as Vice President, Global Transplant Operations at Genzyme Corporation and held positions in sales, marketing, and operations at SangStat Medical Corporation and ICN Pharmaceuticals. He received his B.S. degree in chemistry and MBA from the University of California, Irvine.

Robert Chess, age 68, is the Chairman of our board of directors and has served as a director since May 1992. From March 2006 until January 2007, Mr. Chess served as our Acting President and Chief Executive Officer, and from April 1999 to January 2007, served as Executive Chairman. He also served as our Co-Chief Executive Officer from August 1998 to April 2000, as President from December 1991 to August 1998, and as Chief Executive Officer from May 1992 to August 1998. Mr. Chess was previously the co-founder and President of Penederm, Inc., a publicly-traded dermatological pharmaceutical company that was sold to Mylan Laboratories. He has held management positions at Intel Corporation and Metaphor Computer Systems (now part of IBM), and was a member of the first President Bush’s White House staff as a White House Fellow and Associate Director of the White House Office of Economic and Domestic Policy. Mr. Chess serves on the board of directors and is the lead director of Twist Biosciences, a publicly-traded company in the synthetic biology field. He is Chairman of two private companies: Bighat Biosciences, which does ML-guided biologics design, and Issio Solutions, which is in the labor productivity software field. From 1997 until his retirement in 2009, Mr. Chess served on the board of directors of the Biotechnology Industry Organization (“BIO”). Mr. Chess served as Chairman of BIO’s Emerging Companies Section and Co-Chairman of BIO’s Intellectual Property Committee. Mr. Chess was the initial Chairman of Bio Ventures for Global Health and served on its Board through 2022. He currently is a member of the faculty of the Stanford Graduate School of Business, where he teaches courses in the MBA program on the healthcare industry and the business opportunity created by aging demographics and increased longevity. Mr. Chess received his B.S. degree in Engineering with honors from the California Institute of Technology and an M.B.A. from Harvard University.

Roy A. Whitfield, age 71, has served as our director since August 2000 and as Lead Independent Director since January 2019. Mr. Whitfield is the former Chairman of the Board and Chief Executive Officer of Incyte Corporation (“Incyte”), a drug discovery and development company he co-founded in 1991. From January 1993 to November 2001, Mr. Whitfield served as its Chief Executive Officer and from November 2001 until June 2003 as its Chairman. He also served as a director of Incyte from 1991 to January 2014. From 1984 to 1989, Mr. Whitfield held senior operating and business development positions with Technicon Instruments Corporation (“Technicon”), a medical instrumentation company, and its predecessor company, Cooper Biomedical, Inc., a biotechnology and medical diagnostics company. Prior to his work at Technicon, Mr. Whitfield spent seven years with the Boston Consulting Group’s international consulting practice. Mr. Whitfield received a B.S. in mathematics from Oxford University and an M.B.A. from Stanford University.

Information About Our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of March 6, 2025:

Name	Age	Position
Howard W. Robin	72	Director, President and Chief Executive Officer
Sandra Gardiner	59	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Wilson, J.D.	53	Senior Vice President and Chief Legal Officer
Jonathan Zalevsky, Ph.D.	50	Senior Vice President and Chief Research and Development Officer

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

Sandra Gardiner has served as our Interim Chief Financial Officer since April 2023. Ms. Gardiner is a partner at FLG Partners, a leading CFO services firm in the Silicon Valley and a skilled business and finance executive with over 30 years of experience as an EVP and CFO at private and public companies in the Life Sciences sector. Prior to joining Nektar, she served as the Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer of Pulse Biosciences, Inc., a bioelectric medicine company, from November 2019 through December 2022. Prior to joining Pulse Biosciences, she held CFO roles in both domestic and global companies, operating as a director to international subsidiaries throughout Europe, Asia Pacific and Latin America. Ms. Gardiner holds a B.A. in Management Economics from the University of California, Davis.

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

Jonathan Zalevsky has served as our Senior Vice President and Chief Research & Development Officer since October 2019. Dr. Zalevsky served as our Senior Vice President, Biology and Preclinical Development from April 2017 through November 2017 and served as our Senior Vice President, Research and Chief Science Officer from November 2017 to October 2019. From July 2015 through April 2017, Dr. Zalevsky served as our Vice President, Biology and Preclinical Development. Prior to joining Nektar, Dr. Zalevsky was Global Vice President and Head of the Inflammation Drug Discovery Unit at Takeda Pharmaceuticals. Prior to working at Takeda, Dr. Zalevsky held a number of research and development positions at Xencor, Inc. Dr. Zalevsky received his Ph.D. in Biochemistry from the Tetrad Program at the University of California, San Francisco. He received dual bachelor degrees in Biochemistry and Molecular, Cellular and Developmental Biology from the University of Colorado at Boulder.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2024, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner, except that one report related to the director annual equity award for each of Messrs Ajer, Chess, Greer, Whitfield and Dr. Brainard was not timely reported on a Form 4 and subsequently reported on a Form 5 filed with the SEC on January 17, 2025.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at http://ir.nektar.com/governance. Amendments to, and waivers from, the code of business conduct and ethics that apply to any director, executive officer or persons performing similar functions will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K filed with the SEC.

Director Nomination Process

The Nominating and Corporate Governance Committee of our board of directors will consider for nomination any qualified director candidates recommended by our stockholders. Any stockholder who wishes to recommend a director candidate is directed to submit in writing the candidate’s name, biographical information, relevant qualifications and other information required by our bylaws to our Secretary at our principal executive offices before the deadline set forth in our bylaws. All written submissions received from our stockholders will be reviewed by the Nominating and Corporate Governance Committee at the next appropriate meeting. The Nominating and Corporate Governance Committee will evaluate any suggested director candidates received from our stockholders in the same manner as recommendations received from management, committee members or members of our board. Our nomination procedures are more fully described in our annual proxy statement and there have been no material changes to the procedures.

Audit Committee Independence

Mr. Greer currently serves as the Chairperson of the Audit Committee of our board of directors. The board of directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent. During the 2024 fiscal year, the board of directors determined that Mr. Greer also qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The board of directors made a qualitative assessment of Mr. Greer’s level of knowledge and experience based on a number of factors, including his formal education and prior experience as a Chief Executive Officer and Chief Financial Officer at public reporting companies and as the chairperson of public company audit committees. The Audit Committee has adopted a written Audit Committee charter that is available on our corporate website at www.nektar.com.

Security Trading Policy

Our Security Trading Policy governs the purchase, sale and other transactions in our securities by our directors, officers and employees, and other covered persons, as well as the Company itself, and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing rules, as applicable. As part of this policy, we prohibit our employees, our executive officers, and the non-employee members of our board of directors from short-term trading, options trading, trading on margin, share pledging, and all hedging transactions with respect to our securities. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis is designed to provide our stockholders with an understanding of our executive compensation philosophy and decision-making process. Pursuant to the rules promulgated by the SEC, it discusses the principles underlying the structure of the compensation arrangements of our named executive officers (collectively, “NEOs”) identified in the table below. Unless noted otherwise, any reference within the Compensation Discussion and Analysis to decisions made by the board of directors refers to the decisions made by the independent members of the board of directors only.

Name	Title
Howard W. Robin	President and Chief Executive Officer
Sandra Gardiner(1)	Interim Chief Financial Officer
Mark A. Wilson	Chief Legal Officer
Jonathan Zalevsky, Ph.D.	Chief Research and Development Officer

(1)
Ms. Gardiner was appointed our Interim Chief Financial Officer as of April 17, 2023. Ms. Gardiner is a partner at FLG Partners, and provides services as Interim Chief Financial Officer as an outside consultant pursuant to a consulting agreement between the Company and FLG Partners.

Compensation Highlights

We consider the intellectual capital of our employees to be an essential driver of our business and key to the successful execution of our strategy. Accordingly, we aim to attract and retain high-performing executives, and our executive officer compensation program is designed to reward achievement of important business goals and to pay for performance. We also recognize that the biotechnology industry is characterized by high stock price volatility, uncertainty and intense competition and that the Company’s stock price at any given point in time may not be reflective of the Company’s accomplishments and performance over a sustained period. We use a variety of performance-based compensation elements, including long-term equity awards that have both time and performance-based vesting criteria and annual cash incentives that are based on both corporate performance and an individual’s performance, in order to align our NEOs’ interests with those of our stockholders. We believe this incentivizes our management team to invest in and to develop strategies that will create long-term growth and value for our stockholders.

In 2024, our board of directors and Organization and Compensation Committee took the following key compensation actions:

•
Base salaries – We had previously not awarded any merit-based increases to our NEOs’ base salaries since 2022. For 2025, our NEOs’ 2025 base salaries received a 2% increase from 2024 base salary levels to remain competitive within our peer group.
•
Alignment of CEO bonus to corporate goal achievement – Beginning in 2021, to further align CEO performance with the performance of the Company, we directly align the annual cash incentive that may be earned by the CEO with the corporate achievement rating determined by the board of directors.
•
Annual cash incentives for NEOs – Our NEOs, other than the CEO, may earn annual cash incentives that are based on the Company’s corporate performance (as measured against predefined corporate objectives set annually by the board of directors), which may be further adjusted based on individual performance.

•
Long-term Incentives – Our long-term incentives are intended to motivate executives to deliver long-term stockholder value and to reward their achievement of specific business goals that will advance our business strategy. Consistent with our philosophy of pay for performance, in 2024 we granted our NEOs long-term equity awards in the form of stock options only, half of which have performance-based vesting criteria that will vest only if the Company achieves certain defined performance milestones within five years.
•
Performance-Based Compensation – We believe that a significant portion of our executive’s compensation should be performance-based. Reflective of our “pay-for-performance” philosophy, the total compensation of our NEOs has generally aligned with our stock price performance and the total compensation received by our NEOs in 2023 and 2024 was reduced significantly in comparison to prior years.
•
Peer Group Alignment – In June 2024, we conducted our annual compensation peer group review, with input from our independent compensation consultant to align our peer group companies to appropriate selection criteria in light of our reorganized company and new strategic priorities.
•
Enhanced disclosures – In order to provide transparency for our stockholders and assist them in understanding the alignment between NEO pay and performance of corporate objectives, we have continued to provide enhanced disclosures concerning long-term incentive and short-term incentive grants, including specific targets and achievements met by the Company.

How Our Pay Program Works

We believe that the design and structure of our pay program, and in particular our incentive plans, supports our business strategy while successfully aligning executive focus and interests with those of our stockholders. The business achievements described herein would not be possible without our talented executive team. We believe that each element chosen for our executive compensation program helps us to achieve our compensation objectives. We use the following framework to achieve our pay program objectives:

Base Salary

Base salaries are set to be competitive within our industry with consideration for, among other things, an individual’s responsibilities, market data and individual contribution.

We have previously not awarded any merit-based increases to our NEOs’ base salaries since 2022. Our NEO’s 2024 salaries remained at the same level as 2022 salaries. For 2025, our NEO’s 2025 base salaries received a 2% increase from 2024 base salary levels to remain competitive within our peer group.

Annual Cash Incentives

Annual incentives are intended to motivate and reward executives for the achievement of important short-term goals and milestones that we believe contribute to the creation of long-term stockholder value.

In 2024, annual cash bonuses were awarded to NEOs based on the Company’s achievement of pre-established corporate goals, including clinical development, research and business development, and financial objectives, as well as any significant achievements outside the pre-established goals. Consistent with historic practice since 2021, the cash incentive award for our CEO is based solely on the performance of the Company as determined by the board of directors.

Long-Term Equity Incentives

Our long-term incentives, which include performance-based vesting equity awards and time-based vesting equity awards, are intended to motivate executives to deliver long-term stockholder value and to retain our talented executive team.

In 2024, equity grants were awarded as a mix of time-based (50%) and performance-based (50%) stock options.

Target Pay Mix

Consistent with our pay for performance philosophy, we believe that a significant portion of our executives’ compensation should be “at-risk” and performance-based in order to motivate and align our executive officer’s interests with those of our stockholders. We emphasize performance-based compensation through two separate performance-based compensation methods: (i) our executives are eligible to receive annual cash incentives if they achieve short-term annual corporate objectives that are preapproved by the board of directors and (ii) we grant long-term equity awards that have substantial performance-based criteria designed to promote long-term growth and value creation. In 2024, 50% of the long-term equity incentives granted included performance-based vesting criteria.

Relationship between Company Performance and Executive Pay

The biotechnology industry is characterized by a higher risk profile and by more binary business outcomes than other, more traditional industries. This historically has led to high stock volatility for biotechnology companies. The graph below demonstrates that even with high levels of volatility in stock price, total compensation for Mr. Robin is generally aligned with our stock price performance over the past five years:

$12,000,000
$10,000,000
$8,000,000
$6,000,000
$4,000,000
$2,000,000
$0
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
17.00
13.97
2.26
0.57
0.93
2020
2021
2022
2023
2024
Year
CEO Total Compensation
Share Price 12/31

 Compensation Governance Practices

Our Organization and Compensation Committee is responsible for oversight of our compensation program. A significant part of this oversight is aligning management interests with our business strategy and long-term goals, as well as the interests of our shareholders, while also mitigating excessive risk-taking. We continually take steps to strengthen and improve our executive compensation policies and practices. Highlights of our current practices include:

What We Do	What We Do Not Do
Deliver executive compensation primarily through performance-based pay	Do not permit hedging transactions, share pledging, or short sales by employees or directors

Utilize equity awards of which a majority are performance-based and designed to deliver long term stockholder value	Do not permit repricing of stock options without shareholder approval

Have a clawback policy covering cash and equity incentive compensation	Do not provide excessive perquisites

Conduct a regular peer group review with our independent consultant to align the Company’s current profile	Do not provide funded pension or retirement plans (other than a matching contribution of up to $12,000 for 401(k) plan participants that we make available to all employees)

Have double trigger Change-in-Control (CIC) severance plan provisions	Do not provide excise tax gross-ups on CIC payments

Have stock ownership guidelines applicable to our senior executive officers	Do not accelerate vesting of equity awards on termination (unless in connection with a change of control of the Company)

Utilize independent compensation consulting firm	Do not include the value of equity awards in severance calculations

Conduct a regular review of share utilization for equity compensation	No fixed employment terms

Design our programs to mitigate undue risk	No guaranteed bonus payments

Conduct an annual say-on-pay vote and regular shareholder outreach

Role Of Stockholder Say-On-Pay Votes and Engagement

We provide our stockholders with the opportunity to cast an annual advisory vote to approve our executive compensation program (referred to as a “say-on-pay vote”). At our annual meeting of stockholders held in June 2024, approximately 93% of the votes cast by stockholders present or represented voted in favor of the proposal. After considering the 2024 say-on-pay vote, the Organization and Compensation Committee reaffirmed the design and elements of our executive compensation program. The board of directors and the Organization and Compensation Committee will continue to consider the outcome of our say-on-pay proposals and direct stockholder feedback when making future compensation decisions for the NEOs. Currently, we hold a non-binding advisory vote on the compensation of our NEOs every year.

Engaging with our stockholders helps us to understand how they view us, assists in setting goals and expectations for our performance, and identifies any emerging issues that may affect our strategies, corporate governance, compensation practices or other aspects of our operations. Throughout the year, members of Investor Relations and other subject-matter experts within the Company engage with our stockholders to remain well-informed regarding their perspective on current issues, as well as to address any questions or concerns. These teams serve as liaisons between stockholders, members of senior management and the Board. Additionally, our stockholder and investor outreach includes investor road shows, analyst meetings, and investor conferences and meetings. We seek stockholder feedback on executive compensation, governance and other matters throughout the year, concentrating our efforts on our largest stockholders.

Compensation Program Objectives and Philosophy

In order to continue the execution and growth of our business as described above, we believe that it is vital that we continue to attract, motivate and retain highly experienced and skilled senior leadership by offering competitive base compensation and benefits, performance-based incentives, and the potential for long-term equity compensation in order to ensure that overall total compensation is within common market trends and to meet our talent objectives. Our goal is to structure a meaningful portion of executive compensation such that it will only have value if the senior leadership is successful in building significant long-term value for our business and our stockholders.

Our current compensation programs for the NEOs are determined and approved by the Organization and Compensation Committee of our board of directors. The Organization and Compensation Committee takes into account Mr. Robin’s recommendations regarding the compensatory arrangements for our executive officers, although Mr. Robin does not participate in the deliberations or determinations of his own compensation. The other NEOs do not have any substantive role in determining or recommending the form or amount of compensation paid to any of our executive officers. Our current executive compensation programs are intended to achieve the following four fundamental goals and objectives to:

•
Attract and retain an experienced, highly qualified and motivated executive management team to lead our business;
•
Incentivize and reward sustained long-term performance by aligning significant elements of executive compensation with long-term stockholder value creation;
•
Provide economic rewards for achieving high levels of performance and individual contribution; and
•
Provide total compensation that is competitive, taking into account the experience, skills and performance of the executives required to build and maintain the organization necessary to support our mission to be a leading research-based development stage biopharmaceutical company that discovers and develops innovative medicines in the field of immunotherapy.

When structuring our executive compensation programs to achieve our goals and objectives, we are guided by the following philosophies:

•
Alignment with Long-Term Stockholder Value Creation. Our compensation model is designed to align the economic interests of our executives with long-term stockholder value creation. Under our program, in 2024, 50% of the equity awards granted to our executive officers were performance-based equity awards that only vest if certain performance conditions are met.
•
Pay for Performance. The objective of our executive compensation program is to deliver compensation above industry median for exceptional performance and deliver compensation below the median in performance periods where the Company does not perform well. We will also link each NEOs’ annual merit equity award to an assessment of individual performance or the achievement of what we believe to be rigorous and objective performance achievement milestones or criteria (such as initiating and advancing our clinical trials through new stages).
•
Total Rewards Program. The total compensation program must balance pay for performance elements with selected static non-performance-based elements in order to create a total rewards program that is competitive and will help us attract and retain highly qualified and motivated executives while also considering overall risk management for the Company and our shareholders.
•
Customized Approach. The level of compensation provided to executives must take into account each executive’s role, experience, tenure, performance and expected contributions to our future success.
•
Focus on Achievement of Fundamental Business Goals. The compensation program must be structured so that executives are appropriately incentivized to achieve our short- and long-term goals that are viewed as fundamental to driving long-term value in our business.

We designed our total compensation program to combine short- and long-term components, cash and equity, and fixed and contingent payments, in proportions that we believe are appropriate to achieve each of our fundamental compensation philosophies as described above. It was our intent to design the structure of the compensation program to provide appropriate incentives to reward executives for achieving our long-term goals and objectives, some of the most important of which are building and advancing a robust drug candidate pipeline, including conducting clinical trials, entering into new collaboration partnerships and executing on our current collaborations, increasing the skill level and efficiency of our organization and improving our financial position. We believe that our compensation program has helped us both recruit and retain superior executive talent to continue to build an organization capable of executing on our mission to become a leading research-based development stage biopharmaceutical company.

Compensation Determination Process

Role of Organization and Compensation Committee

The Organization and Compensation Committee is responsible for establishing the compensation programs of the Company’s CEO, NEOs and other executives of the Company. It also administers the Company’s equity-based and performance-based compensation plans, including plans under which restricted stock units or stock options are awarded. Accordingly, it is responsible for reviewing base salary and cash and equity incentives payable to executives, including the Company’s CEO and NEOs, and recommending to the board of directors for approval a total compensation package for each executive. The Organization and Compensation Committee also has the authority to grant restricted stock units and options to purchase shares of the Company’s Common Stock to all participants under the Company’s equity award plans, and to determine all terms and conditions of such awards.

Role of Management

To aid the Organization and Compensation Committee in its responsibilities, our CEO provides the committee with recommendations relating to the performance and achievements of each of the NEOs (other than himself). The Organization and Compensation Committee gives considerable weight to the CEO’s performance evaluations of the other NEOs because he has direct knowledge of the criticality of their work, performance and contributions. The Organization and Compensation Committee does not consult with any other executive officers with regard to its decisions. The CEO does not participate in the Organization and Compensation Committee’s deliberations or decisions regarding his own compensation.

Role of Compensation Consultant

In 2024, the Organization and Compensation Committee continued to retain the services of Aon’s Human Capital Solutions practice, a division of Aon, plc (Aon) as its independent executive compensation consultant due to its extensive analytical and compensation expertise in our industry. In this capacity, Aon has advised the Organization and Compensation Committee on compensation matters related to the executive and director compensation programs including:

•
executive and director market pay analysis;
•
reviewing employee equity award framework;
•
reviewing and, when appropriate, suggesting changes to the compensation peer group;
•
development and refinement of executive pay programs and governance practices; and
•
assistance in reviewing the Compensation Discussion and Analysis and other proxy statement disclosures.

The Organization and Compensation Committee has the sole authority to engage and terminate Aon’s services, as well as to approve its compensation. Aon makes recommendations to the committee but has no authority to make compensation decisions on behalf of the committee or the Company. Aon reported to the Organization and Compensation Committee and had direct access to the chairperson and the other members of the committee. Beyond data and advice related to executive and director compensation matters and equity plan design and assistance with proxy statement disclosures, Aon did not provide any other consulting services to us in 2024.

The Organization and Compensation Committee conducted a specific review of its relationship with Aon in 2024 and determined that Aon’s work did not raise any conflicts of interest. Aon’s work has conformed to the independence factors and guidance provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC and Nasdaq.

Use of Market Data and Peer Group Analysis

We regularly review the compensation practices of our peers in response to the fast-moving nature of the biotechnology industry, including merger and acquisition activity, and changes in product pipeline and business stage. As a result of the Company having a combination of multiple drug candidates in diverse therapeutic areas, a mix of wholly-owned and partnered drug products, and, previously, a legacy proprietary manufacturing operation, it is very challenging to identify truly comparable companies. Historically, we conduct an annual peer group review in June of each year.

In June 2023, we engaged Aon to conduct a review and assessment of our peer group. Previously, we had selected our peer group companies by considering companies in a comparable sector and stage with market capitalizations between 0.5x to 3.0x of our market capitalization at the time of review. However, a company’s market capitalization can at times be misaligned with market expectations. We believe that, due to current market conditions and in light of the fact that our market valuation has been trading below our cash value, the use of market capitalization as the primary criteria for selecting our peer group would not best capture an appropriate peer group that is comparable to our company. In consultation with Aon, we calculated and examined the ratio of market capitalization to cash value within peers to determine a median “cash value” multiple, which we applied to our cash value at the time of review to derive an implied valuation of the Company. We then considered for our peer group, companies in a comparable sector and stage with market capitalizations between 0.5x to 3.0x of our implied valuation and further selected our peer group based on comparable financial profile, business and product focus, and development stage. As a result, in June 2023 the Organization and Compensation Committee approved a selection of 19 peer group companies.

In June 2024, the Organization and Compensation Committee reviewed with Aon our peer group and determined that the same metrics from 2023 should be used in setting the 2024 peer group, which peer group is utilized by the Organization and Compensation Committee in evaluating 2025 compensation.

As a result, the following peer group was used approved by the Organization and Compensation Committee for evaluating 2024 - 2025 compensation decisions.

4D Molecular Therapeutics	BioAtla	Kezar Life Sciences
Alector	bluebird bio, Inc.*	Kodiak Sciences
Allakos	CytomX Therapeutics	Olema Pharmaceuticals
ALX Oncology	Erasca	ORIC Pharmaceuticals
Annexon	Gossamer bio	RAPT Therapeutics
Aura Biosciences	IGM Biosciences

Compared to the 2023 peer group, the 2024 peer group differs in that two companies, Alpine Immune Sciences and NGM Bio, were removed on account that these two companies had either been acquired or were in the process of being acquired.

Given that our peer group companies have different market capitalizations than the Company, the Organization and Compensation Committee also reviews equity and total direct compensation data for our executives against the compensation for similarly situated executives at peer companies contained in surveys. Although the Organization and Compensation Committee reviewed and discussed the compensation data for the peer group companies to help inform executive compensation decisions, it does not set compensation at any specific level or percentile based solely on the peer group data. The peer group data and general industry compensation survey data is used only as one reference point considered in making compensation decisions. Other factors considered include an assessment of individual and company performance, competitive market practices, the number of unvested stock options held by the executive and average exercise price (i.e., the retention value) of these options, the number of unvested RSUs, the individual’s overall contributions, and stockholder dilution. However, we do not use a formula or assign a particular weight to any one factor in determining cash and equity award levels.

Design and Elements of Our Compensation Program

In 2024, the executive compensation structure featured three primary elements:

•
Base salary;
•
Short-term cash incentives, based on the Company’s achievement of pre-established corporate performance objectives as well as individual performance (except for the CEO, whose short-term cash incentive is based solely on the Company’s performance); and
•
Long-term incentives, awarded as an equal mix of time- and performance-based option grants.

Using the above three elements as a foundation, the Organization and Compensation Committee consulted with Aon, its independent executive compensation consultant, to design a compensation program that provides appropriate incentives and opportunities to the executives, aligns the vesting and performance milestones for equity awards with the Company’s strategic plan, reflects the Company’s current research and clinical developments, and remains market-aligned with industry peer groups, among others. Each element of our compensation program is discussed further below.

Base Salary

Base salary is the initial building block of compensation for the NEOs because it provides the executives with a specified basic level of cash compensation, which we believe is important to attract and retain highly skilled and experienced executives. The Organization and Compensation Committee determines base salaries for NEOs and other executive officers by considering competitive pay practices, cost of labor and compensation trends, individual performance and promotions, level and scope of responsibility, experience and internal pay equity. However, the Organization and Compensation Committee does not use a formula or assign a particular weight to any one factor. Rather, the determination of base salary levels is subjective, and base salaries are set at levels that we believe to be reasonably competitive. Since 2021 the Organization and Compensation Committee had not awarded any merit-based increases to our NEO’s base compensation. In December 2024, the Organization and Compensation Committee approved a 2% merit-based increase to each of our NEO’s base compensation for 2025, which was below the merit-based increase awarded to other non-executive employees at the Company.

Name	2023	2024	2025	2024 to 2025 % Increase
Howard W. Robin	$1,084,590	$1,084,590	$1,106,282	2%
Sandra Gardiner (1)	—	—	—	—
Mark A. Wilson	540,000	540,000	550,800	2%
Jonathan Zalevsky, Ph.D.	703,490	703,490	717,560	2%

(1)
Ms. Gardiner was appointed our Interim Chief Financial Officer as of April 17, 2023 and provides services as Interim Chief Financial Officer as an outside consultant pursuant to a consulting agreement between the Company and FLG Partners and is not employed or directly compensated by us, as further described under “Certain Relationships and Related Party Transactions.”

Short-term Incentives

We believe that our short-term incentive compensation program (“Incentive Compensation Plan”) rewards the achievement of important short-term objectives that advance us toward our long-term strategic objectives. Our Incentive Compensation Plan applies to all employees and all executive officers other than our Chief Executive Officer, Mr. Robin, who is subject to his own separate annual performance-based bonus compensation arrangement. Since 2021, Mr. Robin’s bonus arrangement has been based on the same corporate objectives that we established under the Incentive Compensation Plan to greater align Mr. Robin’s short-term incentive compensation with the achievement of important short-term objectives of the Company. Consistent with our compensation philosophy of paying for performance and maintaining a flexible approach, we use the Incentive Compensation Plan to incentivize the NEOs to achieve important corporate goals while at the same time encouraging and rewarding excellent individual performance by recognizing and rewarding differences in performance between individual executives.

2024 and 2025 Target Annual Incentive Opportunities

The NEOs were each assigned a target annual incentive for 2024 ranging from 60% to 100% of base salary. The target annual incentive opportunities are determined based on each NEO’s experience, scope of responsibilities, and potential impact on the Company’s performance and approved by the Organization and Compensation Committee. The table below shows the target annual incentive assigned by us to each NEO as a percentage of base salary for 2024 and 2025. For 2025, no changes were made to the target annual incentive opportunities for each NEO.

As further discussed below, each NEO’s (excluding Mr. Robin’s) annual bonus is determined based on a combination of the corporate performance rating and individual performance. As previously indicated, we began in 2021 to directly align Mr. Robin’s, the CEO, annual bonus award with the Company’s corporate performance rating so that Mr. Robin’s annual bonus is determined based solely on the Company’s corporate performance rating approved by the board of directors. Because Mr. Robin’s annual bonus is dependent solely on the performance of the Company, his target annual incentives since 2021 have been set at 100%.

x	2024 Target Annual Incentives	2025 Target Annual Incentives
Name	(% of Base Salary)	(% of Base Salary)
Howard W. Robin	100%	100%
Sandra Gardiner (1)	—	—
Mark A. Wilson	60%	60%
Jonathan Zalevsky, Ph.D.	60%	60%

(1)
Ms. Gardiner does not participate in our Incentive Compensation Plan

Company Performance Objectives

The board of directors annually establishes a number of important annual corporate goals that include clinical development, research, commercial, organizational and financial goals which the board of directors believes are essential to building long-term stockholder value. These goals are then used in our Incentive Compensation Plan to assess annual corporate performance. The relative weightings of these corporate goals are based upon the board of directors and CEO’s assessment of the importance of each goal in creating long-term value for the Company and our stockholders. The board of directors endeavors to select corporate goals that, if met by management, represent significant levels of annual achievement, although we believe the long-term nature of our drug development business does not lend itself to over-weighting the importance of annual goals.

Following the conclusion of the annual performance period in December of each year, the level of achievement for each corporate goal is assessed by the board of directors. The board of directors determines whether each corporate goal has been met, exceeded, or not satisfied. If we achieve the target level of performance for all of the stated goals, the overall corporate performance rating would be 100%. In addition, in assessing corporate performance, the determination of corporate performance may be adjusted upward or downward by the board of directors as deemed appropriate to factor in other significant corporate events, either negative or positive, that occurred during the performance period, but were not reflected in the corporate goals previously set by the board of directors. After taking into account the level of attainment of each corporate goal and such other corporate performance factors as the board of directors may determine appropriate in reviewing performance for a particular year, the board of directors assigns an overall corporate performance rating for the year, which may range from 0% to 200%. The Organization and Compensation Committee then confirms the corporate performance rating for purposes of the Incentive Compensation Plan. The total available bonus pool under the Incentive Compensation Plan is determined by multiplying the corporate performance rating by the aggregate target bonus of all eligible participants which includes nearly all of the Company’s full-time employees. The aggregate of all individual bonuses awarded under the plan cannot exceed the total available bonus pool so that the total cost of bonuses ultimately reflects our assessment of overall corporate performance and is not inflated by the sum of individual performance ratings. The board of directors receives input and recommendation from the CEO regarding the Company’s performance and determines the final corporate performance rating.

After the corporate performance rating is determined, the individual performance of each NEO is reviewed by the Organization and Compensation Committee in consultation with Mr. Robin (other than with respect to his own performance) in order to determine the appropriate individual performance percentage rating to be assigned to the executive for the performance period. Mr. Robin’s individual performance is separately reviewed by the Organization and Compensation Committee. Each NEO’s (excluding Mr. Robin’s) actual annual bonus is based on a combination of the corporate performance rating and individual performance. The Incentive Compensation Plan does not provide for a specific allocation or weighting between corporate and individual performance. The actual annual bonus awarded for each NEO (excluding Mr. Robin) is solely determined by the Organization and Compensation Committee based on criteria that includes an assessment of individual performance (as measured by Mr. Robin’s evaluation of the performance of each NEO) and company performance, and the maximum payout for each NEO could be up to 200% of his or her cash target annual incentive (or, by the same token, an individual executive’s award could be reduced to 0% based on individual performance regardless of the corporate performance rating). Mr. Robin’s annual bonus award is directly aligned and based on the corporate performance rating that is recommended by the Organization and Compensation Committee and approved by the board of directors, which may range from 0% to 200%. Given the dynamic nature of our business, new priorities continually emerge such that the Organization and Compensation Committee wishes to retain the flexibility to tie a varying portion of annual incentive payouts to the individual achievement of a range of objectives.

In December 2023, the board of directors formally approved the 2024 corporate objectives (“2024 Corporate Objectives”) set forth below. The 2024 Corporate Objectives, relative weightings assigned to each of the categories of the objectives, whether the objectives were met, each category’s raw and weighted scores were as follows:

2024 Corporate Objectives Table

Category	Weight	Objective	Results(1)	Category Raw Score	Category Weighted Score
Rezpegaldesleukin	50%	Maintain schedule for Phase 2b study of rezpegaldesleukin in atopic dermatitis	(a)(2)	1	0.5
		Maintain schedule for Phase 2b study of rezpegaldesleukin in alopecia areata	(a)(3)
		Progress commercial product and manufacturing process for rezpegaldesleukin	(a)(4)

Category	Weight	Objective	Results(1)	Category Raw Score	Category Weighted Score
Research and Business Development	30%	Advance NKTR-255 for strategic partnerships	(b)(5)	0.5-0.9	0.15-0.27
		Advance TNR2 program for strategic partnerships	(b)(6)
Financial	20%	Reduce real estate obligations	(c)(7)	0.6-0.9	0.12-0.18
		Attain certain financial metrics	(a)(8)
			Corporate Performance Rating Range		0.77-0.95
(1)
(a) met or exceeded; (b) partially met; (c) not met;
(2)
Objective was met. On January 10, 2025, we announced that we had completed target enrollment for our Phase 2b study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis. The study remains on track for announcement of topline data from the 16-week induction treatment period in the first half of 2025.
(3)
Objective was met. On February 26, 2025, we announced that we had completed target enrollment for our Phase 2b study of rezpegaldesleukin in patients with severe to very severe alopecia areata. The study remains on track for announcement of topline data from the 36-week induction treatment period in the second half 2025.
(4)
Objective was met. Commercial drug substance process and product strategy established.
(5)
Objective was partially met. We are continuing select developmental studies of NKTR-255 in combination with cell therapies and checkpoint inhibitors while we evaluate strategic partnership pathways for the program. In December 2024, we announced the results of our Phase 2 proof-of-concept study evaluating NKTR-255 as an adjuvant treatment following CD19 directed CAR-T therapy in patients with relapsed/refractory large b-cell lymphoma. In November 2024, we presented late-breaking results from a Phase 2 study evaluating NKTR-255 for the treatment of radiation induced lymphopenia after concurrent chemoradiation in locally advanced non-small cell lung cancer patients at the Society for Immunotherapy of Cancer Annual Meeting. In October 2024, we announced publication of the first clinical data from a Phase 1 study evaluating NKTR-255 in combination with an autologous bispecific CAR-T cell therapy targeting CD19 and CD22 in patients with relapsed or refractory B-cell acute lymphoblastic leukemia in Blood.
(6)
Objective was partially met. We completed non-GLP toxicology studies and remain on track with our IND enabling studies for an IND submission in the second half of 2025. We continue to pursue potential value generating partnerships for the program.
(7)
Object was not met. We have made progress in subleasing portions of our Mission Bay Facility, but did not meet the prescribed objective.
(8)
Objective was exceeded. We attained and exceeded certain year-end financial objectives for the Company.

The weighting of these objectives is reflective of our long-term focus as a research-based development stage biopharmaceutical company as well as our shorter-term business priorities. Our board of directors carefully considers the appropriate mix and weighting of corporate goals that will help motivate the performance of our executives as well as to build long-term growth for our business. A corporate performance rating in excess of 100% can only be achieved if the board of directors determines that the goal achievement for one or many of the goals substantially and qualitatively exceeded the target metrics, or the Organization and Compensation Committee uses its discretion to factor in other significantly positive corporate events that occurred during the performance period. The maximum potential corporate performance rating is 200%.

Actual Annual Incentives Earned for 2024

Management prepared a report on the status of achievement of the 2024 Corporate Objectives that was reviewed by the Organization and Compensation Committee in November 2024. The Organization and Compensation Committee determined that four of the seven corporate goals identified above were met or exceeded. Each of the goals that was “met” had to achieve objective and specified measurement criteria established by the board of directors in the beginning of the year. If the measurement criteria for an objective was not fully met, partial credit was given depending on the level of achievement. As noted in the footnotes to the table, we have highlighted some of the specific achievements made within each objective category that was evaluated by the board of directors in determining whether such Corporate Objective was met. Due to the sensitivity and proprietary nature of our business and certain confidentiality obligations, we cannot specify all of the achievements made by the Company in furtherance of our 2024 Corporate Objectives. Using a raw score range for the achievement of the objectives within each category, and then calculating the weighted score for each category, the 2024 corporate performance rating was between the range of 77% to 95% of the 2024 Corporate Objectives.

However, in determining the final corporate performance achievement for 2024, the Organization and Compensation Committee also considered other significant business achievements of the Company in 2024 that were important in building strategic value, but were not reflected in the 2024 Corporate Objectives because of the dynamic nature of the biotechnology industry and the volatility of the capital markets and access to financial resources. These notable achievements include:

•
In March 2024, we completed a $30 million private placement financing (“PIPE”) with TCGX. In the PIPE, we sold 25 million shares of our common stock, in the form of a pre-funded warrant, at a price of $1.20 per share, which represented a premium of approximately 80% to Nektar’s 30-day volume-weighted average price at the time of sale.

•
In March 2024, we and entities managed by Healthcare Royalty Management LLC (“HCR”) amended our 2020 Purchase and Sale Agreement to remove the cap on the royalties received by HCR in exchange for an additional $15.0 million payment to the Company.
•
In October 2024, we successfully negotiated and entered into an Amended and Restated Manufacturing and Supply Agreement with UCB Pharma to supply PEG reagent for their manufacturing of CIMZIA® and dapirolizumab pegol, which, among other things, extended the term of the agreement, committed UCB to “take or pay” minimum supply quantities and increased the selling price of the PEG reagent.
•
In December 2024, we completed the sale of our manufacturing facility in Huntsville, Alabama to Ampersand Capital Partners, a Boston-based private equity firm, for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem, a newly-created Ampersand portfolio company.

In view of these significant achievements, as well as the Company having met or exceeded a substantial number of the 2024 Corporate Objectives, the Organization and Compensation Committee recommended to the board of directors (which the board of directors subsequently approved) a corporate performance achievement of 90% for 2024. In addition, in recognition of the employees of the Company who made significant contributions in 2024 to the successful completion of enrollment for the Phase 2b atopic dermatitis study and other significant business achievements, the Organization and Compensation Committee approved an additional discretionary bonus pool for Mr. Robin to allocate additional cash awards in his discretion to eligible employees.

The following table shows some of the highlights of each NEO’s performance in 2024. Each NEO’s contributions were instrumental to the Company’s achievement of the above accomplishments and objectives in 2024.

Name	Individual Performance Highlights
Howard W. Robin
•
Guided the Company through four significant transactions, thereby further enhancing the Company’s cash position and extending its cash runway.
•
Focused the Company on maintaining the development timelines of rezpegaldesleukin to ensure top-line readouts in 2025.

Mark Wilson
•
Led the Company’s litigation strategy in its lawsuit against Eli Lilly and Company.
•
Part of the executive leadership team involved with the negotiation, and subsequent drafting, of agreements for the $30 million PIPE, the 2020 Purchase and Sale Agreement with HCR to generate a $15 million to the Company, the amended manufacturing and supply agreement with UCB, and the sale of our manufacturing facility in Huntsville, Alabama.

Jonathan Zalevsky, Ph.D.
•
Further advanced rezpegaldesleukin’s development, including leading the Company’s effort that resulted in the Company’s February 2025 announcement that it had entered into a new clinical trial agreement to evaluate rezpegaldesleukin in patients with new onset Type 1 diabetes mellitus and maintaining on-track enrollment of our clinical trials in atopic dermatitis and alopecia areata.
•
Led the pre-clinical study efforts for the development of NKTR-0165, which resulted in the first preclinical data for this program, showing that NKTR-0165 demonstrated selective enhancement of Treg cell function.

The table below includes the actual 2024 bonuses, including as a percentage of the target opportunity, that we awarded the NEOs for 2024. Mr. Robin’s awarded annual incentive is directly aligned to the Company’s corporate performance rating, which was 90%. In determining the annual incentive for each of our other NEOs, our Organization and Compensation Committee considers the Company’s corporate performance rating, as well as each NEO’s individual performance and accomplishments highlighted above, in particular, the significant contributions and efforts each NEO made to the Company’s successful advancement of rezpegaldesleukin in its clinical trials and the sale of the Company’s Huntsville facility. Ms. Gardiner, our Interim Chief Financial Officer, provides services as an outside consultant and is not employed or directly compensated by us, as further described under “Certain Relationships and Related Party Transactions.” Ms. Gardiner does not participate in our Incentive Compensation Plan and did not receive any bonus payment in 2024.

x	2024 Target Annual Incentives		2024 Earned Annual Incentives
Name	(% of Base Salary)	($)	(% of Target Bonus) To the nearest %	($)
Howard W. Robin	100%	$1,084,590	90%	$976,131
Mark A. Wilson	60%	$324,000	102%	$336,600
Jonathan Zalevsky, Ph.D.	60%	$422,094	104%	$431,885

Long-Term Incentives

In accordance with our objective of aligning executive compensation with our stockholders’ interests, an important component of our executive compensation program are long-term incentive opportunities. Our current long-term incentive program for the NEOs generally consists of annual awards of equity compensation that are subject to multi-year time-based vesting schedules as well as performance-based vesting schedules. In some years, we have used a value-based approach for sizing equity awards, consistent with market practices. More recently, and in 2024, we adopted a “percent of ownership” approach. Regardless of the approach, in determining the grant levels for equity awards, we generally consider a number of factors including an assessment of individual performance, competitive market practices, the number of unvested RSUs and stock options held by the executive and average exercise price (i.e., the retention value) of these stock options, the individual’s overall contributions, and stockholder dilution. However, we do not use a formula or assign a particular weight to any one factor in determining equity award levels. Rather, the determination of equity grant levels is subjective, and the Organization and Compensation Committee awards equity grants at levels it believes in its judgment are reasonably competitive and consistent with our philosophy that a substantial portion of our executives’ compensation should be performance-based and help to further link the interests of our executives with those of our stockholders, as well as to provide a retention incentive for the executive.

2024 Grants

We historically review our executive compensation and grant equity grants in December of each year. In 2022, in connection with our restructuring efforts, the Organization and Compensation Committee conducted its executive compensation review in July and August 2022 and “pulled forward” the timing of any annual equity grants that would have otherwise been considered in December 2022. No additional equity grants were made to our executives in 2022, which resulted in an 16-month gap in grant timing between the August 2022 and December 2023 grants. The Organization and Compensation Committee conducted their annual review of executive equity grants in December 2024 and evaluated the value of the equity compensation package of our executives, noting that the Company’s depressed stock price results in a significant portion of all existing options held by our executives to be “underwater” or trading below their strike price and reduces the value of any unvested equity of our executives compared to the value of potential new equity grants (based on market data) that our executives could receive at new positions at comparable companies, which increases retention risk. The Organization and Compensation Committee also considered, among other factors, the strategic goals and resources of the Company, each executives skills, experience and scope of responsibilities, the compensation practices of the Company’s peer group, equity grants previously awarded to each executive, and the recommendation of Aon. In order to balance the Company’s interests to motivate and incentivize our executives to perform highly and achieve business objectives, to retain talented and experienced executives and to maximize stockholder value, the Organization and Compensation Committee recommended to the board of directors (which the board of directors subsequently approved) that the equity grants to our executives in 2024 remain at the same level as the 2023 grants and consist of stock options only, with 50% subject to time-based vesting and 50% subject to performance-based vesting. The following equity grants were awarded to our NEOs in 2024. Ms. Gardiner did not receive any equity grants.

x	Stock Options (Number of Shares(#))
Name	Time-based Awards (#) (50%)	Performance-based Awards (#) (50%)
Howard W. Robin	1,300,000	1,300,000
Mark A. Wilson	325,000	325,000
Jonathan Zalevsky, Ph.D.	375,000	375,000

Time-Based Stock Options

The Organization and Compensation Committee believes that the granting of time-based stock options are an important component of the equity vehicle mix. Stock options represent a direct alignment of executive interests with those of stockholders and motivate executives to achieve value-enhancing objectives for the Company. Time-based stock options also create strong retention incentives for executive officers in a competitive market. In 2024, 50% of the equity awards granted to our NEOs were time-based equity awards. The time-based stock options vest monthly over four years, subject to the executive’s continued service through the vesting date.

Performance-Based Stock Options

In 2024, 50% of the stock options granted to our executives were performance-based and subject to both time-based vesting and performance-based vesting. These performance-based stock options vest only upon the achievement of defined performance criteria that are tied to our business strategy, which are set forth below. They help create an ownership culture, encourage individual contribution and provide a strong link between executive performance and the Company’s long-term value. In order to vest, within five years of grant of the performance-based stock options, the Company must achieve the following:

•
66% of each executive’s 2024 performance-based stock options will vest at the start of a Phase 3 clinical trial for rezpegaldesleukin; and
•
34% of each executive’s 2024 performance-based stock options will vest upon achievement of positive Phase 3 topline clinical results for rezpegaldesleukin in any indication.

The Organization and Compensation Committee believed these performance criteria would be challenging to achieve and if achieved, would help create significant long-term stockholder value. These performance milestones were set to align the interest of our executives with those of the Company’s renewed strategic focus on advancing our lead drug candidate, rezpegaldesleukin.

As in 2023, the Organization and Compensation Committee in 2024 only granted stock options as equity compensation to our NEOs. In years prior, our executive equity compensation package included additional components and vehicles such as time-based and performance-based RSUs and performance-based RSUs tied to relative total shareholder return performance. Given the business changes and current stage and size of our company, we believe that granting stock options provides the appropriate incentives for our executives to continue performing highly while maximizing stockholder and company value. The Organization and Compensation Committee will continue to evaluate our executive compensation program in light of the Company’s changing business developments and it may grant RSUs or other related awards tied to short-term stock value in the future when such approaches are believed to be in the best interests of the Company and its shareholders.

Results of Outstanding Grants of Performance-Based Equity

2020-2023 Grants

The performance criteria associated with each of the performance stock options and RSUs granted to our senior executives and NEOs in 2020 have not been met and thus, vesting of these performance-based stock options and RSUs has not occurred. If the performance criteria associated with these performance stock options and RSUs are not satisfied within five years of grant, the equity awards will be cancelled. In 2020 the Organization and Compensation Committee introduced a new component to our equity compensation in order to increase the percentage of equity grants to our senior executives that were subject to performance-based conditions and to reflect, at the time, the Company’s maturation into a biopharmaceutical company with a potential commercialized drug. In 2020 and 2021, our senior executives were granted new performance-based RSUs (“TSR RSUs”) that vest between 0% and 200% of the target award based on relative total shareholder return (TSR) performance as measured against the Nasdaq Biotechnology index over a two-year performance period. The performance period for the 2020 TSR RSUs was measured from December 18, 2020 to December 31, 2022 (the “2020 TSR RSU Performance Period”). Following the 2020 TSR RSU Performance Period, the Organization and Compensation Committee engaged Aon to independently determine the Company’s TSR percentile rank within the Nasdaq Biotechnology Index. Aon determined that the Company’s performance measured at the 15th percentile, which pursuant to the terms of the TSR RSUs grant, corresponds to a performance multiplier of 0%. Therefore, the Organization and Compensation Committee determined that none of the 2020 TSR RSUs that were granted to our senior executives and NEOs would vest. Accordingly, all 2020 TSR RSUs granted to our executives were cancelled.

In 2021, our NEOs were granted certain performance-based stock options and RSUs (the “2021 Performance Grants”) that would only vest if the Company achieved the first commercial sale to a third party of bempegaldesleukin intended for use by end-user customers within five years of the award grant date. In anticipation of the expected data readouts in the first half of 2022 for the Phase 3 registrational trials studying bempegaldesleukin in combination with nivolumab and to prioritize achievement of the success of the bempegaldesleukin programs, in 2021 our NEOs also received a one-time grant of performance-based RSUs subject to performance-based vesting conditions (the “Bempegaldesleukin Performance Grants”). In order to vest, by June 1, 2022, the Company had to achieve certain primary endpoint objectives in the Phase 3 melanoma trial studying the combination bempegaldesleukin and nivolumab, which was not achieved. Subsequently, in 2022, we and BMS discontinued all clinical development activities of bempegaldesleukin. Although the performance period for the 2021 Performance Grants has not ended yet, due to the termination of our bempegaldesleukin development program, achievement of the performance criteria for the 2021 Performance Grants is no longer realistically feasible. All RSUs granted under Bempegaldesleukin Performance Grants were cancelled. As discussed above, our NEOs were also granted TSR RSUs in 2021. The performance period for the 2021 TSR RSUs was measured from December 16, 2021 to December 31, 2023 (the “2021 TSR RSU Performance Period”). Following the 2021 TSR RSU Performance Period, the Organization and Compensation Committee engaged Aon to determine the Company’s performance mercantile. Based on Aon’s determination of the Company’s percentile performance within the Nasdaq Biotechnology Index, the Organization and Compensation Committee determined that none of the 2021 TSR RSUs that were granted to our senior executives and NEOs would vest. Accordingly, all 2021 TSR RSUs granted to our executives were cancelled.

The performance criteria associated with the performance-based stock options and RSUs granted to our senior executives and NEOs in 2022 have been met. The 2022 performance-based stock options and RSUs granted on August 15, 2022 began vesting after the Organization and Compensation Committee determined on November 18, 2024, that all required performance criteria had been achieved, which included the achievement of (i) a first patient dosed in a Nektar sponsored Phase 2 comparative study of NKTR-255 in conjunction with approved autologous CD19 CAR-T therapies and (ii) a first patient dosed in a clinical collaboration for NKTR-255 in combination with cell therapy with significant co-funding support of approximately 50% of one or more clinical studies. In accordance with the terms of the 2022 grants, on December 13, 2024 approximately 3/4th of the performance-based RSUs granted vested, which will be followed by continued quarterly pro-rata vesting of the remainder until August 15, 2025 and approximately 3/4th of the performance-based stock options granted vested, which will be followed by continued monthly pro-rata vesting of the remainder until August 15, 2025.

The performance criteria associated with each of the performance stock options granted to our senior executives and NEOs in 2023 have not been met and thus, vesting of these performance-based stock options has not occurred. If the performance criteria associated with these performance stock options are not satisfied within three years of grant, the equity awards will be cancelled.

Other Compensation Policies and Practices for NEOs Directly Employed by the Company

Severance and Change of Control Benefits

If the employment of an NEO is terminated by us without cause or by the executive for a designated good reason outside of the context of a change of control transaction, the executive would be entitled to severance benefits under the applicable agreement he or she entered into with the Company. Generally, these severance benefits include a cash severance payment based on the executive’s then-current annual base salary and the amount of his or her target annual incentive bonus, payment of COBRA premiums for up to a maximum of eighteen (18) months, and an additional twelve-month period to exercise vested stock options (an eighteen-month period for Mr. Robin and a three-month period for Mr. Wilson and Dr. Zalevsky). In order to attract and retain these NEOs in a competitive environment for highly skilled senior executive talent in the biotechnology and pharmaceutical industry and to provide an incentive to obtain a broad release of claims in favor of the Company, we determined it was often necessary to offer severance benefits in the case of a termination without cause or constructive termination outside the context of a change of control transaction. Many companies provide severance benefits for similar types of terminations of employment, and we believe that it is important for us to offer these severance benefits in order to continue to provide a competitive total compensation program. These NEOs would also be entitled to certain termination benefits upon a termination of employment because of death or disability.

We also maintain a Change of Control Severance Benefit Plan (the “CIC Plan”) that provides the NEOs with certain severance benefits if their employment is terminated in connection with a change of control. The CIC Plan was originally established in 2006, and no amendments have been made to the plan since that time that would increase the severance benefits available under the CIC Plan. Severance benefits under the CIC Plan are structured on a “double-trigger” basis, meaning that the executive must experience a termination without cause or resign for a specifically defined good reason in connection with the change of control in order for severance benefits to become payable under the CIC Plan. Like the severance benefits under the letter agreements, we believe that these change of control severance benefits are an important element of a competitive total compensation program. Additionally, we believe that providing change of control benefits should eliminate, or at least reduce, any reluctance of our NEOs and other key employees covered by the CIC Plan to diligently consider and pursue potential change of control opportunities that may be in the best interests of our stockholders. At the same time, by providing change of control benefits only upon the occurrence of an additional triggering event occurring in connection with the change of control transaction resulting in a job loss, we believe that this CIC Plan helps preserve the value of our key personnel for any potential acquiring company.

Under the CIC Plan, the executive would be entitled to accelerated equity award vesting upon a termination described above. The other severance benefits under the CIC Plan are generally similar to the severance benefits described above; however, Mr. Robin’s cash severance would cover the two-year period following termination and Company-paid COBRA coverage would be eighteen months. Outplacement services received within twelve months following separation, up to a maximum of $5,000, are provided to all participants. In addition, each of the NEOs would be entitled to full equity vesting and, except for Dr. Zalevsky, a “gross up” payment for any excise taxes imposed under Section 4999 of the Internal Revenue Code once a 10% cutback threshold is exceeded. The excise tax gross-up was included in the CIC Plan as originally adopted in 2006 to make the participants whole for any adverse tax consequences to which they may become subject under Section 4999 of the Internal Revenue Code and to avoid unintended differences in net severance based on individual factors like the date of hire and past option exercise decisions, which preserves the level of change of control severance protections that we have determined to be appropriate. At the time the CIC Plan was established, we believed this excise tax gross-up protection was a reasonable part of a competitive total compensation package and generally consistent with industry practice at the time. On April 5, 2011, the board of directors amended the CIC Plan to eliminate any “gross up” payments for any excise taxes imposed under Section 4999 of the Internal Revenue Code for participants who became eligible to participate in the CIC Plan on or after January 1, 2010. The board of directors decided to eliminate this tax gross-up provision under the plan for new participants based on its review of current industry practices.

The “Potential Payments Upon Termination or Change of Control” section below describes and quantifies the severance and other benefits potentially payable to the NEOs directly employed by the Company.

Other Benefits for NEOs Directly Employed by the Company

We believe that establishing competitive benefit packages for employees is an important factor in attracting and retaining highly-qualified personnel, including the NEOs. The employee NEOs are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability insurance, commuting and parking benefits, wellness benefits, travel and business meeting expenses paid or reimbursed, employee stock purchase plan and the 401(k) plan, in each case generally on the same basis as other employees. We do not offer a tax-qualified defined-benefit pension plan or any non-qualified defined benefit retirement plans, nor do we provide material perquisites to our executives. In 2024, we offered Mr. Robin third party local ground transportation and tax gross ups for such expenses. These ground transportation benefits serve business purposes, such as allowing Mr. Robin to safely increase his productivity by attending to business matters while in transit. We also offered our NEO’s parking passes for use when commuting to the Company’s office. The parking benefits serve business purposes by facilitating our NEO’s commutes and increases their productivity. See the Summary Compensation Table below for additional information.

Other Compensation Policies and Practices

Clawback Policy

In June 2023, our board of directors adopted the Nektar Therapeutics Compensation Recovery Policy, a copy of which is filed as an exhibit to our Form 10-K for the year ended December 31, 2023. In accordance with rules and regulations of the SEC and Nasdaq listing standards, our policy provides that, in the event that we are required to prepare a material financial restatement, we will recover from any executive officer any incentive compensation erroneously paid or awarded in excess of what would have been based on the restated financials. This policy applies to any incentive compensation that is either granted or paid at any time during the period of three full fiscal years prior to the date on which the financial results applicable to such award or payment are restated.

Policy Prohibiting Hedging and Pledging

Our Security Trading Policy prohibits our employees, our executive officers, and the non-employee members of our board of directors from short-term trading, options trading, trading on margin, share pledging, and all hedging transactions with respect to our securities.

Equity Awards Grant Policy

As discussed above, the Organization and Compensation Committee reviews our executive compensation at its regularly scheduled meeting in December of each year and then recommends to the board of directors to approve annual equity grants for our executives in December of each year. The Organization and Compensation Committee has also delegated certain limited authority to a committee comprised of management representatives to grant equity awards under our stock incentive plan to employees who are not executive officers or directors of the Company. Historically, we have granted equity awards to non-executive employees in December of each year in connection with annual performance reviews. In addition to the annual grants, equity awards may be granted at other times during the year to new hires, employees receiving promotions, and in other circumstances. We do not have any policy or practice to grant or determine the terms of equity awards in coordination with release of material non-public information.

Stock Ownership Guidelines

Effective January 1, 2019 the Organization and Compensation Committee approved ownership guidelines for our executive officers, such that the CEO should own shares of our common stock equal to at least three times his or her base salary, and the employee NEOs should own shares of our common stock equal to at least one time their base salary. The minimum stock ownership level is to be achieved by each executive officer within five years of the date of his or her appointment to executive officer. As of December 31, 2024, each employee NEO met the minimum stock ownership guidelines or was within the five-year grace period provided by the plan.

Tax And Accounting Considerations

Deductibility of Executive Compensation

Generally, Section 162(m) of the Code (“Section 162(m)”) disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid in any fiscal year to certain specified executive officers. For taxable years beginning before January 1, 2018 (i) these executive officers consisted of a public corporation’s chief executive officer and up to three other executive officers (other than the chief financial officer) whose compensation is required to be disclosed to stockholders under the Exchange Act because they are our most highly-compensated executive officers and (ii) qualifying “performance-based compensation” was not subject to this deduction limit if specified requirements are met.

Pursuant to the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017 (the “Tax Act”), for taxable years beginning after December 31, 2017, the remuneration of a public corporation’s chief financial officer is also subject to the deduction limit. In addition, subject to certain transition rules (which apply to remuneration provided pursuant to written binding contracts which were in effect on November 2, 2017 and which are not subsequently modified in any material respect), for taxable years beginning after December 31, 2017, the exemption from the deduction limit for “performance-based compensation” is no longer available. In addition, under the Tax Act, once an executive becomes a “covered employee” under Section 162(m), the individual will continue to be a “covered employee” as long as he or she remains employed by the company. Consequently, for fiscal years beginning after December 31, 2017, all remuneration in excess of $1 million paid to a covered executive will not be deductible unless it qualifies for transitional relief applicable to certain binding, written performance-based compensation arrangements that were in place as November 2, 2017 or transitional relief for applicable to certain newly public companies. These changes will cause more of our compensation to be non-deductible under Section 162(m) in the future and will eliminate the Company’s ability to structure performance-based awards to be exempt from Section 162(m).

Furthermore, on March 11, 2021, The American Rescue Plan Act of 2021 (the “ARPA”) was signed into law to assist in the economic and health recovery brought on by the COVID-19 pandemic. Beginning on or after January 1, 2027, the ARPA expands the applicability of Section 162(m) to also include the next five highest paid corporate officers so that the total number of covered employees subject to the $1 million deduction limitation will at least be 10.

In designing our executive compensation program and determining the compensation of our executive officers, including our NEOs, the Organization and Compensation Committee considers a variety of factors, including the potential impact of the Section 162(m) deduction limit. While the Organization and Compensation Committee is mindful of the benefit of the full deductibility of compensation, it believes that we should not be constrained by the requirements of Section 162(m) where those requirements would impair our flexibility in compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, the Organization and Compensation Committee has not adopted a policy that would require that all compensation be deductible, though it does consider the deductibility of compensation when making compensation decisions. The Organization and Compensation Committee may authorize compensation payments that are not fully tax deductible if it believes that such payments are appropriate to attract and retain executive talent or meet other business objectives.

Accounting for Stock-Based Compensation

We follow FASB ASC Topic 718 for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee members of our board of directors, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This cost is recognized as an expense following the straight-line attribution method over the requisite service period. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from such awards.

Summary Compensation Table—Fiscal 2022-2024

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(2)(3) (e)	Option Awards ($)(4)(5)(6)(7) (f)	Non-Equity Incentive Plan Compensation ($)(8) (g)	All Other Compensation ($) (i)	Total Compensation ($) (j)
Howard W. Robin	2024	1,084,590	-	-	1,596,122	976,131	105,850(9)	3,762,693
President and Chief Executive Officer	2023	1,084,590	-	-	927,160	1,030,361	93,465	3,135,576
	2022	1,084,590	-	4,032,255	5,409,410	650,754	98,821	11,275,830
Sandra Gardiner(1)	2024	-	-	-	-	-	460,850(10)	460,850
Interim Chief Financial Officer	2023	-	-	-	-	-	376,300	376,300
Mark A. Wilson	2024	540,000	-	-	399,030	336,600	21,697(11)	1,297,327
Chief Legal Officer	2023	540,000	-	-	231,790	307,800	20,878	1,100,468
	2022	527,500	-	1,629,478	2,185,994	194,400	28,093	4,565,465
Jonathan Zalevsky, Ph.D.	2024	703,490	-	-	460,420	431,885	15,825(12)	1,611,620
Chief Research and Development Officer	2023	703,490	-	-	178,300	400,989	490,585	1,773,364
	2022	703,490	-	1,325,673	1,778,436	253,256	289,625	4,350,480

(1)
Ms. Gardiner was appointed our Interim Chief Financial Officer as of April 17, 2023. Ms. Gardiner is a partner at FLG Partners and provides services as Interim Chief Financial Officer as an outside consultant pursuant to a consulting agreement between the Company and FLG Partners (“Gardiner Consulting Agreement”), and is not employed or directly compensated by the Company.
(2)
Amounts reported represent the aggregate grant date fair value of RSU awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), based on the closing price of the Company’s common stock on the grant date and excluding the effects of estimated forfeitures. For a complete description of the assumptions made in determining the valuation, please refer to (i) Note 13 (Stock-Based Compensation) to our Consolidated Financial Statements and (ii) similar footnotes to our audited financial statements in our annual reports on Form 10-K for prior years when the awards were granted.
(3)
50% of the annual equity awards granted to the NEOs in 2022 were performance-based with vesting only to the extent a specified performance-based vesting condition is satisfied within three years of grant. If the performance-based vesting condition is satisfied, then the performance-based equity awards also remain subject to a time-based vesting requirement. The amounts reported in the “Stock Awards” and “Option Awards” column of the table for 2022 include the grant date fair value of performance-based RSUs and stock options, as applicable for the year, based on the probable outcome (determined as of the grant date in accordance with generally accepted accounting principles) of the performance-based conditions applicable to the awards which assumes maximum achievement of the underlying performance conditions.
(4)
Amounts reported represent the aggregate grant date fair value of the stock options granted in the applicable year computed in accordance with FASB ASC Topic 718, which excludes the effects of estimated forfeitures. For a complete description of the assumptions made in determining the valuation, please refer to (i) Note 13 (Stock-Based Compensation) to our Consolidated Financial Statements and (ii) similar footnotes to our audited financial statements in our annual reports on Form 10-K for prior years when the awards were granted.
(5)
50% of the annual equity awards granted to the NEOs in 2024 were performance-based with vesting only to the extent a specified performance-based vesting condition is satisfied within five years of grant. If the performance-based vesting condition is satisfied, then the performance-based equity awards also remain subject to a time-based vesting requirement. The amounts reported in the “Option Awards” column of the table for 2024 include the grant date fair value of performance-based stock options, as applicable for the year, based on the probable outcome (determined as of the grant date in accordance with generally accepted accounting principles) of the performance-based conditions applicable to the awards. Assuming maximum achievement of the underlying performance conditions, the grant date fair value of the annual equity awards would be $1,923,039 for Mr. Robin, $480,760 for Mr. Wilson, and $554,723 for Dr. Zalevsky.
(6)
50% of the annual equity awards granted to the NEOs in 2023 were performance-based with vesting only to the extent a specified performance-based vesting condition is satisfied within three years of grant. If the performance-based vesting condition is satisfied, then the performance-based equity awards also remain subject to a time-based vesting requirement. The amounts reported in the “Option Awards” column of the table for 2023 include the grant date fair value of performance-based stock options, as applicable for the year, based on the probable outcome (determined as of the grant date in accordance with generally accepted accounting principles) of the performance-based conditions applicable to the awards which assumes maximum achievement of the underlying performance conditions.
(7)
50% of the annual equity awards granted to the NEOs in 2022 were performance-based with vesting only to the extent a specified performance-based vesting condition is satisfied within three years of grant. If the performance-based vesting condition is satisfied, then the performance-based equity awards also remain subject to a time-based vesting requirement. The amounts reported in the “Stock Awards” and “Option Awards” column of the table for 2022 include the grant date fair value of performance-based RSUs and stock options, as applicable for the year, based on the probable outcome (determined as of the grant date in accordance with generally accepted accounting principles) of the performance-based conditions applicable to the awards which assumes maximum achievement of the underlying performance conditions.
(8)
Amounts reported for 2022, 2023 and 2024 represent amounts earned under the Incentive Compensation Plan for that year or, for Mr. Robin, under his amended and restated offer letter effective as of December 1, 2008.
(9)
Includes (i) life insurance premiums of $42,391, (ii) group term life insurance premiums of $49,704, (iii) a $12,000 contribution to the Company’s 401(k) plan and (iv) $1,755 for long term disability post tax.
(10)
Consists of consulting fees paid to FLG Partners, LLC, pursuant to the Gardiner Consulting Agreement, in connection with Ms. Gardiner’s services as Interim Chief Financial Officer.
(11)
Includes (i) life insurance premiums of $1,449, (ii) group term life insurance premiums of $2,843, (iii) a $12,000 contribution to the Company’s 401(k) plan, (iv) a $3,650 contribution to the Health Savings Account, and (v) $1,755 for parking pass and tax gross-up.
(12)
Includes (i) life insurance premiums of $945, (ii) group term life insurance premiums of $2,880 and (iii) a $12,000 contribution to the Company’s 401(k) plan.

Description of Employment Agreements

Each of the NEOs, other than Ms. Gardiner, has entered into our standard form of employment agreement and an offer letter or letter agreement. The form of employment agreement provides for protective covenants with respect to confidential information, intellectual property and assignment of inventions and also sets forth other standard terms and conditions of employment. The offer letter agreements do not provide for any minimum or guaranteed term of employment. To the extent an NEO entered into a letter agreement with us, the letter agreement(s) establish the compensation arrangements following separation from us under certain circumstances. Please see “Potential Payments upon Termination or Change of Control” below for more information on these separation arrangements.

Grants of Plan Based Awards in 2024

The following table shows, for the fiscal year ended December 31, 2024, certain information regarding grants of plan-based awards to the NEOs(1).

x		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#)(4) (j)	Exercise or Base Price of Option Awards ($/sh)(5) (k)	Grant Date Fair Value of Stock and Option Awards ($)(6) (l)
Howard W. Robin
Annual Incentive Award	N/A		1,084,590	2,169,180
Stock Options	12/13/2024					1,300,000				1.01	961,519
Stock Options	12/13/2024								1,300,000	1.01	634,603
x
Mark A. Wilson
Annual Incentive Award	N/A		324,000	648,000
Stock Options	12/13/2024					325,000				1.01	240,380
Stock Options	12/13/2024								325,000	1.01	158,650
x
Jonathan Zalevsky
Annual Incentive Award	N/A		422,094	844,188
Stock Options	12/13/2024					375,000				1.01	277,361
Stock Options	12/13/2024								375,000	1.01	183,058

(1)
Ms. Gardiner did not receive any equity grants in 2024 and does not participate in our Incentive Compensation Plan.
(2)
Amounts reported represent the potential short-term incentive compensation amounts payable for our 2024 fiscal year under our Incentive Compensation Plan (or for Mr. Robin, the potential amounts payable under his offer letter). The amounts reported represent each NEO’s target and maximum possible payments for 2024. Because actual payments to the NEOs could range from 0% to 200% of their target bonus, no threshold payment amount has been established for the NEOs. The actual short-term incentive bonus amount earned by each NEO for 2024 is reported in Column (g) (Non-Equity Incentive Plan Compensation) of the Summary Compensation Table—Fiscal 2022-2024 above.
(3)
The performance-based stock option grants are subject to both a five-year time-based vesting requirement (monthly pro-rata vesting) and the achievement of specified performance criteria within five years of grant. For additional information regarding these equity awards, see the Outstanding Equity Awards At Fiscal Year-End For 2024, below.
(4)
These stock option grants are subject to a four-year monthly pro-rata time vesting requirement.
(5)
The exercise price is the closing price of our common stock on the date of grant.
(6)
See Note 13 (Stock-Based Compensation) to our Consolidated Financial Statements for the relevant assumptions used to determine the grant date fair value of the stock options granted during 2024. The amounts reflected in this column for stock options granted during 2024 that are subject to performance-based vesting conditions represent the grant date fair value of these awards based on the probable outcome (determined as of the grant date in accordance with applicable accounting rules) of the performance-based conditions applicable to the awards.

Description of Plan-Based Awards

Time-Based Stock Options. Each time-based stock option granted to the NEOs during 2024 may be exercised to purchase the designated number of shares of our common stock at an exercise price equal to the closing price of the underlying common stock on the grant date. Each NEO’s time-based stock option award granted in 2024 has a maximum term of eight (8) years and is subject to a vesting schedule that requires the executive’s continued service through the vesting date. The 2024 stock option awards granted to the NEOs will vest on a monthly pro-rata basis over a four-year period following the grant date, subject to the executive’s continued service through the vesting date.

Performance-Based Stock Options. Each performance-based stock option granted to the NEOs during 2024 may be exercised to purchase the designated number of shares of our common stock at an exercise price equal to the closing price of the underlying common stock on the grant date. Each NEO’s performance-based stock option award granted in 2024 has a maximum term of eight (8) years and is subject to a vesting schedule that requires the executive’s continued service through the vesting date as well as the achievement of a separate performance condition. The 2024 stock option awards granted to the NEOs will vest on a monthly pro-rata basis over a five-year period following the grant date, subject to the executive’s continued service through the vesting date and contingent upon achievement of the following performance criteria within five (5) years following the grant date: (i) 66% of each executives 2024 performance-based stock options will vest at the start of a Phase 3 clinical trial for rezpegaldesleukin and (ii) 34% of each executives 2024 performance-based stock options will vest upon achievement of positive Phase 3 topline clinical results for rezpegaldesleukin in any indication.

Any stock options that are unvested upon an NEO’s termination of continuous employment or services will be forfeited without any value, unless the termination of continuous service is a result of death, in which event, subject to any restrictions in the stock option agreement or equity incentive plan, the stock option would become fully vested and exercisable as of the date of death. For Mr. Robin, in accordance with his letter agreements, if any stock options are unvested upon a termination of continuous employment as a result of a disability, 50% of the unvested stock options would become fully vested and exercisable as of the date of termination. In accordance with the letter agreements described above, any stock options that are vested upon termination of continuous service by us without cause or by the executive for a good reason resignation (as defined in the CIC Plan) will remain outstanding and exercisable for eighteen (18) months for Mr. Robin and three (3) months for Mr. Wilson and Dr. Zalevsky. This exercise period is also twelve (12) months if the termination of employment or continuous services is because of disability and is eighteen (18) months if the termination is a result of death. We also have the discretion to extend the applicable exercise period in connection with other terminations of employment. Any vested stock options that are not exercised within the applicable post-termination of employment exercise period will terminate.

Under the terms of our 2017 Amended and Restated Performance Incentive Plan (2017 Plan), if there is a change of control of the Company, outstanding awards granted under the plan will generally become fully vested and, in the case of stock options, exercisable, unless the Organization and Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. Any stock options that become vested in connection with a change of control generally must be exercised prior to the change of control, or they will be cancelled in exchange for the right to receive a cash payment in connection with the change of control transaction. In addition, outstanding awards held by our NEOs may vest, upon certain terminations of the NEO’s employment without cause or for a good reason resignation in connection with a change of control and in connection with terminations of employment resulting from disability or death. Please see the “Potential Payments Upon Termination or Change of Control” section below for a description of the vesting that may occur in such circumstances.

In 2024 each NEO’s stock option award was granted under, and is subject to the terms of, the 2017 Plan. The plan is administered by the Organization and Compensation Committee, and this committee has the ability to interpret and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding equity awards to reflect certain corporate transactions and making provision to ensure that participants satisfy any required withholding taxes.

The NEOs are not entitled to any dividend equivalent rights on their stock option, and stock option awards are generally only transferable to a beneficiary of an NEO upon his death.

Short-Term Incentive Compensation. For 2024, all of the NEOs were eligible to earn a short-term incentive compensation payment under the Incentive Compensation Plan or, for Mr. Robin, under an arrangement that mirrors the Incentive Compensation Plan in his amended and restated offer letter effective as of December 1, 2008. These opportunities are reflected in the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” columns of the table above. Please see “Compensation Discussion and Analysis—Current Executive Compensation Program Elements—Short-Term Incentive Compensation” for a description of the material terms of the Incentive Compensation Plan and Mr. Robin’s related short-term incentive compensation arrangement. In 2024 each NEO received an incentive cash compensation payment for the 2024 performance period based on the Company’s achievement of corporate performance objectives and, except for Mr. Robin, his individual performance. As previously discussed, Mr. Robin’s annual bonus is determined based solely on the Company’s corporate performance rating approved by the board of directors.

Outstanding Equity Awards at Fiscal Year-End For 2024

The following table includes certain information with respect to the value of all unexercised stock options and outstanding equity awards previously awarded to the NEOs as of December 31, 2024.

x		Option Awards					Stock Awards
Name (a)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date(2) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3) (j)
Howard W. Robin	12/15/2017	151,250			56.90	12/14/2025
x	12/15/2017	151,250			56.90	12/14/2025
x	12/14/2018	138,350			36.51	12/13/2026
x	12/14/2018	138,350			36.51	12/13/2026
x	12/12/2019	167,650			21.79	12/11/2027
x	12/12/2019	167,650			21.79	12/11/2027
x	12/12/2019	44,600			21.79	12/11/2027
x	12/18/2020	190,650			18.75	12/17/2028
x	12/18/2020			190,650(4)	18.75	12/17/2028
x	12/18/2020								106,650(5)	99,185
x	12/16/2021	167,812	55,938(6)		13.22	12/15/2029
x	12/16/2021			223,750(4)	13.22	12/15/2029
x	12/16/2021								126,050(5)	117,227
x	8/15/2022	638,750	182,500(7)		4.91	8/14/2030
x	8/15/2022	638,750	182,500(8)		4.91	8/14/2030
x	8/15/2022						102,657(9)	95,471
x	8/15/2022						102,656(10)	95,470
x	12/13/2023	433,333	866,667(7)		0.50	12/12/2031
x	12/13/2023			1,300,000(11)	0.50	12/12/2031
x	12/13/2024		1,300,000(6)		1.01	12/12/2032
x	12/13/2024			1,300,000(12)	1.01	12/12/2032
Sandra Gardiner(1)
Mark A. Wilson	12/15/2017	110,000			56.90	12/14/2025
x	12/15/2017	42,000			56.90	12/14/2025
x	12/14/2018	10,225			36.51	12/13/2026
x	12/12/2019	35,800			21.79	12/11/2027
x	12/12/2019	35,800			21.79	12/11/2027
x	12/12/2019	11,600			21.79	12/11/2027
x	12/18/2020	51,000			18.75	12/17/2028
x	12/18/2020			51,000(4)	18.75	12/17/2028
x	12/18/2020								28,550(5)	26,552
x	12/16/2021	50,362	16,788(6)		13.22	12/15/2029
x	12/16/2021			67,150(4)	13.22	12/15/2029
x	12/16/2021								37,800(5)	35,154
x	8/15/2022	258,125	73,750(7)		4.91	8/14/2030
x	8/15/2022	258,125	73,750(8)		4.91	8/14/2030
x	8/15/2022						41,485(9)	38,581
x	8/15/2022						41,484(10)	38,580
x	12/13/2023	108,333	216,667(7)		0.50	12/12/2031
x	12/13/2023			325,000(11)	0.50	12/12/2031
x	12/13/2024		325,000(6)		1.01	12/12/2032
x	12/13/2024			325,000(12)	1.01	12/12/2032
Jonathan Zalevsky
x	3/16/2017	21,250			15.71	3/15/2025
x	4/18/2017	36,459			18.59	4/17/2025
x	6/15/2017	77,084			18.09	6/14/2025
x	11/15/2017	87,500			43.07	11/14/2025
x	12/15/2017	37,625			56.90	12/14/2025
x	12/14/2018	48,400			36.51	12/13/2026
x	12/14/2018	48,400			36.51	12/13/2026
x	10/1/2019	150,000			18.43	9/30/2027
x	12/12/2019	71,550			21.79	12/11/2027
x	12/12/2019	71,550			21.79	12/11/2027
x	12/12/2019	20,100			21.79	12/11/2027
x	12/18/2020	71,500			18.75	12/17/2028
x	12/18/2020			71,500(4)	18.75	12/17/2028
x	12/18/2020								40,000(5)	37,200
x	12/16/2021	70,500	23,500(6)		13.22	12/15/2029

x		Option Awards					Stock Awards
Name (a)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date(2) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3) (j)
x	12/16/2021			94,000(4)	13.22	12/15/2029
x	12/16/2021								52,950(5)	49,244
x	8/15/2022	210,000	60,000(7)		4.91	8/14/2030
x	8/15/2022	210,000	60,000(8)		4.91	8/14/2030
x	8/15/2022						33,750(9)	31,388
x	8/15/2022						33,750(10)	31,388
x	12/13/2023	83,333	166,667(7)		0.50	12/12/2031
x	12/13/2023			250,000(11)	0.50	12/12/2031
x	12/13/2024		375,000(6)		1.01	12/12/2032
x	12/13/2024			375,000(12)	1.01	12/12/2032

(1)
Ms. Gardiner was appointed our Interim Chief Financial Officer as of April 17, 2023. Ms. Gardiner is a partner at FLG Partners and provides services as Interim Chief Financial Officer as an outside consultant pursuant to a consulting agreement between the Company and FLG Partners and is not employed or directly compensated by the Company. Ms. Gardiner has not received any equity awards.
(2)
The expiration date shown is the normal expiration date occurring on the eighth anniversary of the grant date, which is the latest date that the stock options may be exercised. Stock options may terminate earlier in certain circumstances, such as in connection with an NEO’s termination of employment or in connection with certain corporate transactions, including a change of control.
(3)
Restricted stock unit market value is calculated based on $0.93 per share, the closing price of our common stock on December 31, 2024
(4)
The performance-based stock options are subject to both a four-year time-based vesting requirement (monthly pro-rata vesting) and the achievement of specified performance criteria within five years of grant, subject to the executive’s continued service through each vesting date.
(5)
The performance-based RSUs are subject to both a three year time-based vesting requirement (quarterly pro-rata vesting) and the achievement of specified performance criteria within five years of grant, subject to the executive’s continued service through each vesting date.
(6)
The stock options vest pro-rata on a monthly basis over a period of four years from the date of grant, subject to the executive’s continued service through each vesting date.
(7)
The stock options vest pro-rata on a monthly basis over a period of three years from the date of grant, subject to the executive’s continued service through each vesting date.
(8)
The performance-based stock options are subject to both a three-year time-based vesting requirement (monthly pro-rata vesting) and the achievement of specified performance criteria within three years of grant, subject to the executive’s continued service through each vesting date. The Organization and Compensation Committee determined on November 18, 2024 that all required performance criteria had been achieved. In accordance with the terms of the grant, on December 13, 2024 approximately 3/4th of the performance-based stock options granted vested, followed by continued monthly pro-rata vesting of the remainder until August 15, 2025.
(9)
The RSUs vest pro-rata on a quarterly basis over a three-year period from the date of grant.
(10)
The performance-based RSUs are subject to both a three year time-based vesting requirement (quarterly pro-rata vesting) and the achievement of specified performance criteria within three years of grant, subject to the executive’s continued service through each vesting date. The Organization and Compensation Committee determined on November 18, 2024 that all required performance criteria had been achieved. In accordance with the terms of the grant, on December 13, 2024 approximately 3/4th of the performance-based RSUs granted vested, followed by continued quarterly pro-rata vesting of the remainder until August 15, 2025.
(11)
The performance-based stock options are subject to both a three-year time-based vesting requirement (monthly pro-rata vesting) and the achievement of specified performance criteria within three years of grant, subject to the executive’s continued service through each vesting date.
(12)
The performance-based stock options are subject to both a five-year time-based vesting requirement (monthly pro-rata vesting) and the achievement of specified performance criteria within five years of grant, subject to the executive’s continued service through each vesting date.

Option Exercises and Stock Vested in 2024

The following table includes certain information with respect to the exercise of stock options and vesting of stock awards held by the NEOs during the fiscal year ended December 31, 2024.

x	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)(1)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)(2)
Howard W. Robin	-	-	486,861	525,301
Sandra Gardiner	-	-	-	-
Mark A. Wilson	-	-	192,367	207,269
Jonathan Zalevsky, Ph.D.	-	-	163,900	177,896

(1)
The value realized upon the exercise of stock options is calculated by (a) subtracting the stock option exercise price from the market price on the date of exercise to get the realized value per share, and (b) multiplying the realized value per share by the number of shares underlying the stock options exercised.
(2)
The value realized upon vesting of RSUs is calculated by multiplying the number of RSUs vested by the market price on the vest date.

Potential Payments Upon Termination or Change of Control

The following section describes the benefits that may become payable to the employee NEOs in connection with their termination of employment with us or in connection with a change of control. Please see “Compensation Discussion and Analysis—Severance and Change of Control Benefits” for a discussion of how the payments and benefits presented below were determined.

Severance Benefits—No Change of Control

Mr. Robin is a party to certain letter agreement, which includes provisions for severance benefits upon certain terminations of employment that are not related to a change of control. Upon a termination of employment by us without Cause or by the executive for a Good Reason Resignation (as defined in the CIC Plan and described below), Mr. Robin would be entitled to the following severance benefits: (i) a cash severance payment equal to his total annual cash compensation target (including base salary and the target value of his annual incentive bonus, as such bonus target may be adjusted downward to take into account our performance through the fiscal quarter preceding termination), (ii) an extension of the exercise period for the vested and unexercised portion of all outstanding stock options held by him for up to eighteen (18) months following termination and (iii) payment of all applicable COBRA premiums for one year following the termination date. In order to receive the severance benefits described above, Mr. Robin must first execute an effective waiver and release of claims in favor of us. Mr. Robin’s cash severance payment would ordinarily be paid in a lump-sum within 60 days following the executive’s separation from service, although payment will be delayed to the extent required to comply with Section 409A of the Internal Revenue Code.

Neither Dr. Zalevsky nor Mr. Wilson is a party to a letter agreement or our standard form executive employment agreement that provides for severance benefits upon certain terminations of employment that are not related to a change of control. Upon a termination of employment by us without Cause or by the executive for a Good Reason Resignation (as defined in the CIC Plan and described below), Dr. Zalevsky and Mr. Wilson would be entitled to the following severance benefits: (i) a negotiated cash severance payment, (ii) an extension of the exercise period for the vested and unexercised portion of all outstanding stock options held by them for up to three (3) months following termination and (iii) payment of all applicable COBRA premiums for the same period as the severance benefit following the termination date. In order to receive the severance benefit described above, Dr. Zalevsky and Mr. Wilson must first execute an effective waiver and release of claims in favor of us. Dr. Zalevsky’s and Mr. Wilson’s cash severance payment would ordinarily be paid in a lump-sum within 60 days following their separation from service, although payment will be delayed to the extent required to comply with Section 409A of the Internal Revenue Code.

If an NEO’s employment with us terminates due to death, the executive’s outstanding unvested stock options will become fully vested and will be exercisable for up to eighteen months following termination pursuant to the terms of the Company’s equity incentive compensation plans and agreement, and the NEO’s RSUs will become fully vested and released. In addition, in the case of Mr. Robin, the executive’s estate would be entitled to a pro-rata portion of the target annual incentive bonus for the year in which his death occurred.

If an NEO terminates employment with us as a result of disability, vested stock options will be exercisable for up to twelve months following termination pursuant to the terms of the Company’s stock option agreement. For Mr. Robin, he is also entitled to have 50% of outstanding unvested stock options become fully vested upon disability for stock options granted under the equity plan in place at time of grant in accordance with the terms and conditions of his offer letter agreement. The NEO’s unvested RSUs are forfeited. In addition, pursuant to his offer letter agreement, Mr. Robin would be entitled to receive a pro-rata portion of his target annual incentive bonus for the year of termination in the event of a termination due to disability.

Pursuant to our standard form employment agreement, following a termination of employment, each NEO will be subject to an indefinite restriction on the disclosure of our confidential information and a one-year non-solicitation restriction covering our customers and employees.

The following table lists the estimated amounts that would become payable to each of the NEOs under the circumstances described above, assuming that the applicable triggering event occurred on December 31, 2024.

Executive & Triggering Event	Estimated Value of Cash Severance ($)	Estimated Value of COBRA Benefits ($)(1)	Estimated Value of Vesting Acceleration ($)(2)	Estimated Value of Pro-Rata Bonus ($)	Value Total ($)
Howard W. Robin
Without Cause or Good Reason	2,060,721	61,971	-	-	2,122,692
Disability	-	-	670,679	1,084,590	1,755,269
Death	-	-	1,341,358	1,084,590	2,425,948
Sandra Gardiner	-	-	-	-	-
Mark A. Wilson
Without Cause or Good Reason	N/A	N/A	N/A	N/A	N/A
Disability	-	-	-	-	-
Death	-	-	372,364	-	372,364
Jonathan Zalevsky, Ph.D.
Without Cause or Good Reason	N/A	N/A	N/A	N/A	N/A
Disability	-	-	-	-	-
Death	-	-	328,828	-	328,828

(1)
The value of COBRA benefits are based upon actual rates as of December 2024
(2)
For purposes of this table, we have assumed that (i) the price per share of our common stock is equal to the closing price per share on the last trading day of the fiscal year ended December 31, 2024 ($0.93), (ii) the value of any stock options that may be accelerated is equal to the full “spread” value of such awards on that date, and (iii) the value of any RSUs that may be accelerated is equal to the underlying shares multiplied by $0.93.
(3)
Neither Dr. Zalevsky nor Mr. Wilson is a party to a letter agreement or our standard form executive employment agreement that provides for severance benefits upon certain terminations of employment that are not related to a change of control.

Severance Benefits—Change of Control

Each of the employee NEOs is covered under the CIC Plan. The CIC Plan provides for certain severance benefits to these executives and our other employees covered by the plan upon certain terminations of employment occurring in connection with a change of control of us.

If a change of control of the Company occurs, each employee NEO will be entitled to severance benefits under the CIC Plan if the executive’s employment is terminated by us or a successor company without Cause or by the executive for Good Reason Resignation (as defined in the CIC Plan), in each case within a period generally beginning on the date the agreement providing for a change of control is executed and ending twelve months following the change of control. Severance benefits under the CIC Plan include: (i) a cash severance payment equal to twelve (12) months of base salary (twenty-four (24) months for Mr. Robin) and the target value of the executive’s annual incentive bonus; (ii) payment by us of the same portion of the executive’s COBRA premiums as we pay for active employees’ group health coverage for up to twelve (12) months (eighteen (18) months for Mr. Robin) following termination; (iii) provision of up to $5,000 for outplacement services received within twelve (12) months following termination; (iv) accelerated vesting of all outstanding stock options and other outstanding equity awards; and (v) other than in the case of Dr. Zalevsky, a “gross up” payment to compensate the executive for excise taxes (if any) on payments that are considered “parachute payments” under Section 280G of the Internal Revenue Code and therefore subject to an excise tax imposed under Section 4999 of the Code, but only to the extent the excise tax cannot be avoided by reducing the severance benefits by an amount not exceeding 10% such that the executive receives a greater-after tax amount as a result of the “cut-back” in benefits. In April 2011, the board of directors amended the CIC Plan so that this “gross up” benefit is not available for new hires following January 1, 2010 but is grandfathered for employees who joined the CIC Plan before that date so long as they are not promoted to a position such that he or she would be entitled to additional benefits under the plan. Accordingly, Dr. Zalevsky is not entitled to this “gross up” benefit as he joined the CIC Plan after January 1, 2010. In order to receive the severance benefits described above, the executive must first execute an effective waiver and release of claims in favor of us pursuant to a separation and release agreement. Each executive’s cash severance payment will ordinarily be paid in a lump-sum within 60 days following the executive’s separation from service, although payment will be delayed to the extent required to comply with Section 409A of the Internal Revenue Code.

For the purposes of the CIC Plan, a Good Reason Resignation means a resignation upon the occurrence of one or more of the following events: (i) assignment of any authority, duties or responsibilities that results in a material diminution in the executive’s authority, duties or responsibilities as in effect immediately prior to the change of control; (ii) assignment to a work location more than 50 miles from the executive’s immediately previous work location, unless such reassignment of work location decreases the executive’s commuting distance from his or her residence to the executive’s assigned work location; (iii) a material diminution in the executive’s monthly base salary as in effect on the date of the change of control or as increased thereafter; (iv) notice to the executive by us or the successor company during the 12-month period following the change of control that the executive’s employment will be terminated under circumstances that would trigger severance benefits under the CIC Plan but for the designation of a date for termination that is greater than 12 months following the change of control and (v) for Mr. Robin, if he does not serve in his same position in the successor company or is not appointed to the board of directors of the successor company. In order for a Good Reason Resignation to occur, the executive must first give us timely written notice of the grounds for good reason resignation, and we must have failed to cure such condition after a period of 30 days.

Pursuant to the CIC Plan, the separation and release agreement that each of the NEOs will be required to execute to receive severance benefits under the plan will also require each executive to agree to continue to be subject to the restrictions on the disclosure of our confidential information in his or her employment agreement, to non-solicitation restrictions and to certain other restrictions.

Had a change of control occurred (where outstanding equity awards were assumed, continued or substituted by a successor entity) during the 2024 fiscal year and had the employment of each of the NEOs terminated on December 31, 2024 under one of the qualifying circumstances described above, each executive would have been entitled to receive the estimated benefits set forth in the table below.

Executive & Triggering Event	Estimated Value of Cash Severance ($)	Estimated Value of Welfare and Outplacement Benefits ($)(1)	Estimated Value of Vesting Acceleration ($)(2)	Estimated Amount Forfeited by Executive ($)(3)	Estimated Value of Excise Tax Gross-Up ($)	Estimated Total ($)
Howard W. Robin	4,338,360	97,956	1,341,358	-	-	5,777,674
Mark A. Wilson	864,000	47,722	372,364	-	-	1,284,086
Jonathan Zalevsky, Ph.D.	1,125,584	17,280	328,828	-	-	1,471,692

(1)
This amount includes estimated COBRA premiums based upon actual rates as of December 2024 and up to $5,000 for outplacement services.
(2)
Pursuant to the terms of our equity compensation plans, these NEOs would also have been entitled to this same full equity acceleration (i) if a corporate transaction (as defined in the applicable plan) occurred and the surviving or acquiring corporation refused to assume outstanding equity awards or substitute similar replacement awards for outstanding equity awards or (ii) upon the acquisition by any person of beneficial ownership of 50% or more of the combined voting power of our shares in a transaction that is not a corporate transaction as defined in the applicable plan. For purposes of this table, we have assumed that (i) the price per share of our common stock is equal to the closing price per share on the last trading day of the fiscal year ended December 31, 2024 ($0.93), (ii) the value of any stock options that may be accelerated is equal to the full “spread” value of such awards on that date, and (iii) the value of any RSUs that may be accelerated is equal to the underlying shares multiplied by $0.93.
(3)
Executives with a gross-up provision are required to forfeit payments up to 10% if it will avoid an excise tax exposure.

CEO Pay Ratio

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the annual total compensation of our employees, the annual total compensation of our President and CEO Howard Robin, and the ratio of these two amounts.

We have estimated the median of the 2024 annual total compensation of our employees, excluding Mr. Robin, to be $407,377 as calculated in accordance with Item 402(u) of Regulation S-K. The annual total compensation of our President and CEO, as reported in the Summary Compensation Table is $3,762,693. The ratio of the annual total compensation of our President and CEO to the estimated median of the annual total compensation of our employees was 9 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules.

We selected December 31, 2024 as the date to identify our median employee. We determined our median employee based on the sum of taxable wages for 2024, FASB ASC Topic 718 value of option and stock awards granted in 2024, and other compensation including taxable benefits of each of our employees, excluding Mr. Robin, earned in 2024.

Director Compensation Table—Fiscal 2024

Each of our non-employee directors participates in our Amended and Restated Compensation Plan for Non-Employee Directors (the “Director Plan”). Only our non-employee directors are eligible to participate in the Director Plan. The following table shows the fees earned or paid to our non-employee directors for the fiscal year ended December 31, 2024.

Name(1) (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($)(2) (d)	All Other Compensation ($) (e)	Total ($) (f)
Jeff Ajer	87,000	-	110,939	-	197,939
Diana Brainard, M.D.	87,000	-	110,939	-	197,939
Robert Chess	128,500	-	110,939	-	239,439
Myriam Curet, M.D.(3)	38,000	-	-	-	38,000
R. Scott Greer	113,000	-	110,939	-	223,939
Roy A. Whitfield	120,000	-	110,939	-	230,939

(1)
Mr. Robin, our President and Chief Executive Officer, is not included in this table as he was an employee of the Company in 2024 and received no additional compensation for his services in his capacity as a director. Please see the “Summary Compensation Table – Fiscal 2022-2024” for information regarding the compensation Mr. Robin received as our President and Chief Executive Office.
(2)
Amounts reported represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, which excludes the effects of estimated forfeitures. For a complete description of the assumptions made in determining the valuation, please refer to Note 13 (Stock-Based Compensation) to our Consolidated Financial Statements. Each of our then-serving non-employee directors received a stock option for 120,000 shares for his or her annual stock option grant on September 18, 2024. As of December 31, 2024, each of our non-employee directors had the following number of stock options outstanding: Mr. Ajer: 342,750; Dr. Brainard: 262,120; Mr. Chess: 309,000; Mr. Greer: 309,000; and Mr. Whitfield: 309,000.
(3)
Ms. Curet’s term as a director expired on June 8, 2024. As of December 31, 2024, Ms. Curet has 167,400 stock options outstanding.

The 2024 compensation for the Company’s non-employee directors was recommended by the Organization and Compensation Committee to the Board following the receipt of a report from our independent compensation consultant, which in 2024 was Aon, which contained an analysis of prevailing market practices regarding levels and types of non-employee director compensation, including the non-employee director compensation practices of our 2024 peer group set forth below in the section entitled “Compensation Discussion and Analysis”, and a comparative assessment of our non-employee director compensation to such peers and market practices. On at least an annual basis, qualified experts deliver a presentation to the Organization and Compensation Committee about recent developments and best practices related to non-employee director compensation.

Effective January 1, 2024 the annual retainer for non-employee directors was $55,000 (“Annual Retainer”). In addition to the Annual Retainer, the Chairperson of the Board of Directors received an additional annual retainer of $50,000 for a total of $105,000, and the Independent Lead Director of the Board of Directors received an additional annual retainer of $25,000 for a total of $80,000. The annual retainer amount was $25,000 for the Chair of the Audit Committee and $12,000 for members other than the Chair, $20,000 for the Chair of the Compensation Committee and $10,000 for members other than the Chair of the Compensation Committee, and $15,000 for the Chair of the Governance Committee and $8,000 for members other than the Chair of the Governance Committee. The Chair and members of any new committees would receive an additional annual retainer of $5,000, unless otherwise specified in the resolutions duly forming such new committee.

In September of each year, each non-employee director is eligible to receive an equity award consisting of either all stock options or a combination of stock options and RSUs, as determined by the board of directors. These equity awards vest over a period of one year (monthly for stock options and upon the one year anniversary date for RSUs) and include a number of shares as determined annually by the board of directors. In September 2024 our then-serving non-employee directors received 120,000 stock options. No RSUs were granted. Upon initial appointment to the board of directors, each non-employee director is eligible to receive an equity award consisting of either all stock options or a combination of stock options and RSUs. These initial equity awards vest over a period of three years from the date of appointment and will be at a level based on 180% of the most recent annual equity compensation grant to non-employee directors, as determined annually by the board of directors. The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the grant date. Following completion of a non-employee director’s service on the board of directors, his or her stock options will remain exercisable for a period of thirty-six months (or, if earlier, the end of the maximum term of the option). The term of stock options granted to non-employee directors is eight years. In the event of a change of control, the vesting of each option or RSU award held by each non-employee director will accelerate in full as of the closing of such transaction. In the event of death or disability, each RSU of the non-employee director will vest immediately. In the event a non-employee director ceases to continue their service on the board of directors at the Company’s annual shareholder meeting or any date thereafter, any unvested restricted stock unit award(s) of such non-employee director shall vest upon the cessation of such service on a pro rata basis calculated by the number of completed whole months of completed service during the vesting period.

The Director Plan includes non-binding ownership guidelines for non-employee directors stating that each non-employee director should own shares of our common stock equal to at least three times the value of the annual board cash retainer. The minimum stock ownership level was to be achieved by each non-employee director within five years of the date of his or her first appointment to the board of directors. Each of our non-executive directors with over five years of service on the board of directors has met the ownership guidelines previously, and all but one non-employee director currently meets the minimum stock ownership guidelines or is within the five-year grace period provided by the plan. The board of directors understands that the recent unexpected drop in the share price of our common stock has caused a temporal diminution in the value of the common stock owned by one non-executive director so as to currently equal less than three times the value of the annual board cash retainer. As allowed by our ownership guidelines, the board of directors will continue to monitor the situation and, if necessary, develop an alternative stock ownership guideline that reflects the intention of these guidelines. Our 2017 Plan also limits the aggregate value of cash compensation and the grant date fair value (computed in accordance with generally accepted accounting principles) of shares of Common Stock that may be paid or granted during any calendar year to any non-employee director with a maximum of $1,200,000 for existing non-employee directors and $2,200,000 for new non-employee directors.

Organization and Compensation Committee Interlocks and Insider Participation

As of December 2024, the Organization and Compensation Committee consisted of three independent directors: Dr. Brainard, Mr. Ajer and Mr. Greer. No director who served on the Organization and Compensation Committee in 2024 was, or has been, an officer or employee of us, nor has any director had any relationships requiring disclosure under the SEC rules regarding certain relationships and related-party transactions. None of our executive officers served on the board of directors or the Organization and Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our board of directors or Organization and Compensation Committee.

Compensation Committee Report

The material in this report is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall the material in this section be deemed to be “soliciting material” or incorporated by reference in any registration statement or other document filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as otherwise expressly stated in such filing.

The Organization and Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed it with management. Based on its review and discussions with management, the committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and in our 2025 proxy statement. This report is provided by the following independent directors, who currently comprise the committee:

Diana Brainard, M.D. — Chairperson

Jeff Ajer

R. Scott Greer

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table presents aggregate summary information as of December 31, 2024, regarding the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options & Vesting of RSUs (a)	Weighted-Average Exercise Price of Outstanding Options ($) (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	34,582	$5.58	$8,277
Equity compensation plans not approved by security holders	-	-	$-
Total	34,582	$5.58	$8,277

Security Ownership of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of our common stock as of February 27, 2025, by: (i) each director; (ii) each of our NEOs; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Nektar Therapeutics, 455 Mission Bay Boulevard South, San Francisco, California 94158.

x	Beneficial Ownership**
Beneficial Owner	Number of Shares	Percent of Total
TCG Crossover GP II, LLC(1)	20,046,350	10.77%
BlackRock, Inc. (2)	15,969,345	8.58%
The Vanguard Group(3)	12,042,873	6.47%
Samlyn Capital, LLC(4)	9,667,048	5.19%
Jeff Ajer(5)	326,903	*
Diana Brainard, M.D.(6)	240,680	*
Robert Chess(7)	514,273	*
R. Scott Greer(8)	562,574	*
Howard W. Robin(9)	4,456,528	2.39%
Roy A. Whitfield(10)	546,750	*
Sandra Gardiner(11)	-	-
Mark A. Wilson(12)	1,393,929	*
Jonathan Zalevsky, Ph.D.(13)	1,724,016	*
All executive officers and directors as a group (9 persons)	9,765,653	5.25%

* Denotes ownership percentage less than 1%.

** This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 186,103,588 shares outstanding on March 6, 2025, adjusted as required by rules promulgated by the SEC.

(1)
Based solely on the Schedule 13G filed with the SEC on March 15, 2024 by TCG Crossover GP II, LLC, TCG Crossover Fund II, L.P, and Mr. Chen Yu. Each of TCG Crossover GP II, LLC, TCG Crossover Fund II, L.P, and Mr. Chen Yu have shared voting and dispositive power over 20,046,350 shares of our common stock (consists of (i) 3,000,000 shares of our common stock and (ii) 17,046,350 shares of our common stock, issuable upon exercise of certain Pre-Funded Warrants (as defined and described in our Current Report on Form 8-K filed with the SEC on March 4, 2024) and excludes 7,953,650 shares of our common stock issuable upon exercise of certain Pre-Funded Warrants because the Pre-Funded Warrants may not be exercised to the extent that doing so would result in the holder of the Pre-Funded Warrants (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) beneficially owning more than 9.99% of the shares of our common stock then outstanding immediately after giving effect to such exercise). The principal business address of each of TCG Crossover GP II, LLC, TCG Crossover Fund II, L.P, and Mr. Chen Yu is 705 High St., Palo Alto, CA 94301.
(2)
Based solely on the Schedule 13G filed with the SEC on November 8, 2024 by BlackRock, Inc., a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). BlackRock, Inc. has the sole voting power with respect to 15,969,345 shares of our common stock and the sole dispositive power with respect to 15,969,345 shares of our common stock. The principal business address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(3)
Based solely on the Schedule 13G/A (Amendment No. 13) filed with the SEC on February 13, 2024 by The Vanguard Group Inc., a registered investment adviser in accordance with Rule 240.13d-1(b)(1)(ii)(E). The Vanguard Group has sole dispositive power over 11,974,323 shares of our common stock and shared dispositive power over 68,550 shares of our common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(4)
Based solely on the Schedule 13G filed with the SEC on February 14, 2025 by Samlyn Capital, LLC, Samlyn, LP, and Mr. Robert Pohly. Each of Samlyn Capital, LLC, Samlyn, LP, and Mr. Robert Pohly have shared voting and dispositive power over 9,667,048 shares of our common stock. The principal business address of each of Samlyn Capital, LLC, Samlyn, LP, and Mr. Robert Pohly is 500 Park Avenue, 2nd Floor, New York, NY 10022.
(5)
Includes 292,750 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2025.
(6)
Includes 212,120 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2025.
(7)
Includes 259,000 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2025.
(8)
Includes 259,000 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2025.
(9)
Includes (i) 3,482,318 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2025 and (ii) 410 shares owned by Mr. Robin’s spouse.
(10)
Includes (i) 259,000 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2025 and (ii) 71,500 shares held in trusts for Mr. Whitfield’s children under which Mr. Whitfield is the sole trustee.
(11)
Ms. Gardiner does not own any common stock of the Company.
(12)
Includes (i) 1,113,910 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2025 and (ii) 7,107 shares issued pursuant to our Amended and Restated Employee Stock Purchase Plan.
(13)
Includes 1,442,112 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2025.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence.

We review all relationships and transactions between us and (i) any of our directors or executive officers, (ii) any nominee for election as a director, (iii) any security holder who is known to us to own beneficially or of record more than five percent of our common stock or (iv) any member of the immediate family of any of the foregoing. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. In addition, the Audit Committee of the board of directors reviews and approves or ratifies any related person transaction that is required to be disclosed. In the course of its review and approval or ratification of a disclosable related person transaction, the committee considers:

•
the nature of the related person’s interest in the transaction;
•
the material terms of the transaction, including, without limitation, the dollar amount and type of transaction;
•
the importance of the transaction to the related person;
•
whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and
•
any other matters the committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; however, such director may be counted in determining the presence of a quorum at a meeting where the Audit Committee reviews the transaction.

As required under SEC rules, related party transactions that are determined to be directly or indirectly material to us or the related party are disclosed in our Annual Report on Form 10-K. Historically, we have not entered into transactions with related parties. On April 7, 2023, we entered into a consulting agreement with FLG Partners, LLC (“FLG Partners”), pursuant to which Sandra Gardiner, a partner at FLG Partners, provides consulting services to us and serves as our Interim Chief Financial Officer. In 2024, we paid FLG Partners $460,850 for the consulting services of Ms. Gardiner and $3,997 for reimbursement of out-of-pocket travel expenses.

During the 2024 fiscal year, there were no other relationships or transactions between us and any related party for which disclosure is required under the rules of the SEC.

Independence of the Board of Directors

As required under the Nasdaq Capital Market listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these standards, after review of all relevant transactions (if any) or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, the board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Robin, our President and Chief Executive Officer.

As required under applicable Nasdaq listing standards, in the 2024 fiscal year, our independent directors met five times in regularly scheduled executive sessions. The Lead Director, Mr. Whitfield, presided over such sessions at which only independent directors were present.

The board of directors has three regularly constituted committees: an Audit Committee, an Organization and Compensation Committee, and a Nominating and Corporate Governance Committee. As of December 31, 2024, the Audit Committee members consist of Mr. Greer, Mr. Ajer, and Mr. Whitfield, the Organization and Compensation Committee members consist of Dr. Brainard, Mr. Ajer and Mr. Greer, and the Nominating and Corporate Governance Committee consist of Mr. Whitfield, Mr. Ajer, and Mr. Greer. The board of directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to us.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2024 and December 31, 2023 by Ernst & Young LLP, our independent registered public accounting firm.

x	Fiscal Year Ended
x	2024	2023
Audit Fees	$1,641,815	$1,901,271
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	5,200	6,147
Total	$1,647,015	$1,907,418

Audit Fees. This category consists of fees related to the audit of our annual consolidated financial statements, review of interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory audit, registration statements and other regulatory filings.

Audit Related Fees. This category consists of fees related to assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above.

Tax Fees. This category consists of fees related to services provided for international tax compliance and tax consultation services.

All Other Fees. This category consists of fees related to accessing Ernst & Young LLP’s online research database in 2024 and 2025.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. The policy generally requires pre-approval for specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

Prior to Ernst & Young LLP rendering services other than audit services, the Audit Committee would review and approve such non-audit services only if such services were compatible with maintaining Ernst & Young LLP’s status as our independent registered public accounting firm.

The Audit Committee approved all fees described above.

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

Item 16. Form 10-K Summary.

None provided.

Exhibit Number	Description of Documents

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

4.4(28)	Description of Securities.

10.1(8)	Discretionary Incentive Compensation Policy++

10.2(8)	Amended and Restated Change of Control Severance Benefit Plan.++

10.3(9)	2012 Performance Incentive Plan.++

Exhibit Number	Description of Documents

10.4(10)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

10.5(11)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended.++

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

10.21(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.22(17)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.23(21)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.24(22)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

Exhibit Number	Description of Documents

10.25(18)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.

10.26(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.27(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.28(23)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(24)	Amendment No. 1 to License Agreement dated effective as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

10.30(25)	Investor Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.31(25)	Strategic Collaboration Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.32(29)	Co-Development Agreement, dated as of February 12, 2021, by and between SFJ Pharmaceuticals XII, L.P. and Nektar Therapeutics.+

10.33(28)	Amendment No. 1 to Strategic Collaboration Agreement dated as of January 9, 2020, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.34(26)	Share Purchase Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.

10.35(27)	Office Lease, effective as of May 31, 2018, by and between Kilroy Realty Finance Partnership, L.P., and Nektar Therapeutics.

10.36(29)	Purchase and Sale Agreement, dated December 16, 2020, by and between entities managed by Healthcare Royalty Management, LLC and Nektar Therapeutics.+

10.37(30)	Amendment No. 2 to Strategic Collaboration Agreement dated as of January 12, 2022, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.38(31)	Employment Transition, Separation and Consultation Agreement, dated as of June 29, 2022, by and between Nektar Therapeutics and John Northcott.++

10.39(32)	Consulting Agreement between Nektar Therapeutics and FLG Partners, LLC dated April, 2023++

10.40(33)	Employment Separation and Release Agreement effective as of June 19, 2023 by and between Nektar Therapeutics and Jillian B. Thomsen.++

10.41(34)	Letter Agreement dated as of September 6, 2023 by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.42(35)	Amendment No. 1 to Purchase and Sale Agreement, dated December 16, 2020, by and between entities managed by Healthcare Royalty Management, LLC and Nektar Therapeutics.

19.1(36)	Nektar Therapeutics Insider Trading Policy

21.1(36)	Subsidiaries of Nektar Therapeutics.

23.1(36)	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Documents

24(36)	Power of Attorney (reference is made to the signature page).

31.1(36)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(36)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

97	Nektar Therapeutics Compensation Recovery Policy, dated June 8, 2023

99.1(36)	Unaudited Pro Forma Condensed Consolidated Financial Statements for the year ended December 31, 2024

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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
(35)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
(36)
Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD W. ROBIN	Chief Executive Officer, President and Director	March 14, 2025
Howard W. Robin	(Principal Executive Officer)

/s/ SANDRA GARDINER	Interim Chief Financial Officer	March 14, 2025
Sandra Gardiner	(Principal Financial and Accounting Officer)

/s/ ROBERT B. CHESS	Director, Chairman of the Board of Directors	March 14, 2025
Robert B. Chess

/s/ JEFFREY R. AJER	Director	March 14, 2025
Jeffrey R. Ajer

/s/ DIANA M. BRAINARD	Director	March 14, 2025
Diana M. Brainard

/s/ R. SCOTT GREER	Director	March 14, 2025
R. Scott Greer

/s/ ROY A. WHITFIELD	Director	March 14, 2025
Roy A. Whitfield