Form 10-Q
period 2025-03-31
NEKTAR THERAPEUTICS
filed 2025-05-09
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 186,103,588 on May 1, 2025.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,894	$44,252
Short-term investments	179,738	210,974
Other current assets	11,281	6,066
Total current assets	229,913	261,292
Long-term investments	2,019	13,869
Property and equipment, net	3,162	3,411
Operating lease right-of-use assets	7,999	8,413
Equity method investment in Gannet BioChem	7,757	12,218
Other assets	5,391	4,647
Total assets	$256,241	$303,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $485 and $0, respectively, to a related party)	$17,834	$11,560
Accrued expenses (including $895 and $3,403, respectively, to a related party)	31,254	29,972
Operating lease liabilities, current portion	21,842	19,868
Total current liabilities	70,930	61,400
Operating lease liabilities, less current portion	78,495	82,696
Liabilities related to the sales of future royalties, net	86,322	91,776
Other long-term liabilities	6,756	7,241
Total liabilities	242,503	243,113
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares designated or outstanding at March 31, 2025 or December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 194,388 shares and 194,062 shares issued at March 31, 2025 and December 31, 2024, respectively; 186,103 shares and 185,777 shares outstanding at March 31, 2025 and December 31, 2024, respectively;	19	19
Capital in excess of par value	3,663,772	3,659,867
Treasury stock, at cost; 8,285 shares as of March 31, 2025 and December 31, 2024, respectively	(3,000)	(3,000)
Accumulated other comprehensive income (loss)	39	61
Accumulated deficit	(3,647,092)	(3,596,210)
Total stockholders’ equity	13,738	60,737
Total liabilities and stockholders’ equity	$256,241	$303,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product sales	$—	$6,034
Non-cash royalty revenue related to the sales of future royalties	10,460	15,508
License, collaboration and other revenue	—	97
Total revenue	10,460	21,639
Operating costs and expenses:
Cost of goods sold	—	8,534
Research and development (including $208 and $0, respectively, from a related party)	30,480	27,408
General and administrative	24,346	20,149
Restructuring and impairment	169	975
Total operating costs and expenses	54,995	57,066
Loss from operations	(44,535)	(35,427)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(4,974)	(5,531)
Interest income	2,874	4,220
Other income (expense), net (including income of $321 and $0, respectively, from a related party)	266	(99)
Total non-operating income (expense), net	(1,834)	(1,410)
Loss before provision (benefit) for income taxes and equity method investment	(46,369)	(36,837)
Provision (benefit) for income taxes	52	(35)
Loss before equity method investment	(46,421)	(36,802)
Loss from equity method investment	(4,461)	—
Net loss	$(50,882)	$(36,802)

Basic and diluted net loss per share	$(0.24)	$(0.19)
Weighted average shares outstanding used in computing basic and diluted net loss per share	210,924	194,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(50,882)	$(36,802)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(21)	(475)
Net foreign currency translation gain (loss)	(1)	(8)
Other comprehensive income (loss)	(22)	(483)
Comprehensive loss	$(50,904)	$(37,285)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	191,384	$19	—	$—	$3,608,137	$80	$(3,477,249)	$130,987
Shares issued under equity compensation plans	525	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	6,000	—	—	6,000
Repurchase of common stock from Bristol-Myers Squibb	(8,285)	—	8,285	(3,000)	—	—	—	(3,000)
Issuance of prefunded warrant	—	—	—	—	30,000	—	—	30,000
Comprehensive income (loss)	—	—	—	—	—	(483)	(36,802)	(37,285)
Balance at March 31, 2024	183,624	$19	8,285	$(3,000)	$3,644,140	$(403)	$(3,514,051)	$126,705

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	185,777	$19	8,285	$(3,000)	$3,659,867	$61	$(3,596,210)	$60,737
Shares issued under equity compensation plans	326	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	3,898	—	—	3,898
Comprehensive income (loss)	—	—	—	—	—	(22)	(50,882)	(50,904)
Balance at March 31, 2025	186,103	$19	8,285	$(3,000)	$3,663,772	$39	$(3,647,092)	$13,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(50,882)	$(36,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(10,460)	(15,508)
Non-cash interest expense on liabilities related to the sales of future royalties	4,974	5,531
Loss from equity method investment	4,461	—
Stock-based compensation	3,898	6,000
Depreciation and amortization	426	1,607
Provision for net realizable value of inventory	—	1,006
Amortization of premiums (discounts), net	(1,324)	(3,063)
Changes in operating assets and liabilities:
Accounts receivable	—	(2,412)
Inventory	—	(1,143)
Operating leases, net	(1,813)	(2,958)
Other assets	(5,958)	(976)
Accounts payable	6,410	(988)
Accrued expenses	1,215	1,818
Net cash used in operating activities	(49,053)	(47,888)
Cash flows from investing activities:
Purchases of investments	(24,931)	(105,059)
Maturities of investments	69,319	124,474
Purchases of property equipment	(2)	(157)
Payment of transaction costs and working capital adjustment from the sale of the Huntsville manufacturing facility	(697)	—
Net cash provided by investing activities	43,689	19,258
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	7	3
Proceeds from issuance of pre-funded warrant	—	30,000
Proceeds from sale of future royalties	—	15,000
Repurchase of common stock from Bristol-Myers Squibb	—	(3,000)
Net cash provided by financing activities	7	42,003
Effect of foreign exchange rates on cash and cash equivalents	(1)	(8)
Net increase (decrease) in cash and cash equivalents	(5,358)	13,365
Cash and cash equivalents at beginning of period	44,252	35,277
Cash and cash equivalents at end of period	$38,894	$48,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

We are conducting Phase 2b trials in rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis which we initiated in October 2023 and in patients with severe-to-very severe alopecia areata which we initiated in March 2024. On February 24, 2025, we announced that we had entered into a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new onset stage 3 type 1 diabetes mellitus in a Phase 2 study. TrialNet will conduct and fund the study. TrialNet is sponsored and funded by the National Institutes of Health, primarily through the Special Statutory Funding Program for Type 1 Diabetes through the National Institute of Diabetes and Digestive and Kidney Diseases. Nektar will supply rezpegaldesleukin for the study and will retain all rights to the rezpegaldesleukin program under the collaboration.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of March 31, 2025, we had approximately $220.7 million in cash and investments in marketable securities.

As we continue our research and development activities, we will need additional cash to fund our operations. Accordingly, we may enter into new collaboration agreements or other similar transactions, and we may also seek financing transactions, which may include dilutive equity-based financings, such as an offering of our common stock. There can be no assurance that any additional collaboration agreements or financings will be available to us on commercially reasonable terms. We believe we have sufficient cash and investments in marketable securities to fund operations through at least the next twelve months from the date of the filing of these financial statements.

We filed a shelf registration statement on Form S-3 and a related prospectus (the Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) on April 1, 2025. Pursuant to the Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into an equity distribution agreement (the Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million. We have agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents. As of March 31, 2025, no shares have been issued under the Shelf Registration Statement or the Sales Agreement.

Sale of Manufacturing Facility

On December 2, 2024, we completed the sale of our manufacturing facility located in Huntsville, Alabama (the Facility) and certain other manufacturing assets related thereto, including the assignment of our existing manufacturing and supply obligations, to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners (Ampersand), via an Asset Purchase Agreement (the APA), for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity ownership at the time of close in Gannet BioChem. See Note 4 for additional information. As a result of the sale of the Facility, we no longer recognize product sales or cost of goods sold.

Basis of Presentation and Principles of Consolidation

We have prepared our Condensed Consolidated Financial Statements pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the SEC for interim reporting. As permitted under those rules, we may condense or omit certain footnotes or other financial information that are normally required by U.S. GAAP for annual periods. In the opinion of management, these financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results.

Our Condensed Consolidated Financial Statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries. In determining whether we are the primary beneficiary of a variable interest entity, we consider whether we have both the power to direct activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. We do not have any interests in any variable interest entities of which we are the primary beneficiary. We have eliminated all intercompany accounts and transactions in consolidation.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses (to the extent recognized in other comprehensive income (loss)) and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three months ended March 31, 2025 and 2024. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity section of our Condensed Consolidated Balance Sheets. However, if we have concluded that we have substantially liquidated the entity, such as for our subsidiary in India, we recognize subsequent translation gains and losses in other income (expense) in our Condensed Consolidated Statement of Operations.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2024 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements.

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

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. ASC 850, Related Party Disclosures (ASC 850) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Please see Note 4 regarding our related party transactions with Gannet BioChem.

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies with whom we have multi-year arrangements. Before the sale of the Facility, our accounts receivable balance primarily contained trade receivables from product sales. We have not recorded provisions for credit losses for the three months ended March 31, 2025 and 2024. Accounts receivable at March 31, 2025 are immaterial due to the sale of the Facility in December 2024.

We are dependent on our suppliers and contract manufacturers to provide raw materials and drugs of appropriate quality and reliability and to meet applicable contract and regulatory requirements. In certain cases, our suppliers and contract manufacturers may rely on single sources of supply of one or more critical materials. As a result of the sale of the Facility, we are dependent on Gannet BioChem for the supply of the polyethylene glycol reagents (PEG reagents) used in the manufacture of rezpegaldesleukin and NKTR-255. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our drug candidates or our ability to meet our supply obligations could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.

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

Treasury Stock

We record treasury stock activities under the cost method. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The re-issuance of treasury stock is accounted for on a first-in, first-out basis and any differences between the cost of treasury stock and the re-issuance proceeds are charged or credited to additional paid-in capital.

Restructuring

In April 2022 and April 2023, we announced certain restructuring plans (the 2022 Restructuring Plan and the 2023 Restructuring Plan, respectively), pursuant to which we terminated significant portions of our workforce and have decided to sublease all of our leased premises in San Francisco, CA, including our office space on Third St. and our office and laboratory space on Mission Bay Blvd. South.

We recognize restructuring charges related to reorganization plans that have been committed to by management when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for contract termination costs incurred when we cancel the contract in accordance with its terms, or for costs to be incurred over the remaining contract term without economic benefit to us at the cease-use date.

Long-Lived Asset Impairment

We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the case of property and equipment and right-of-use assets for our leases, we determine whether there has been an impairment by comparing the carrying value of the asset to the anticipated undiscounted net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated net cash flows associated with the asset, discounted at a rate that we believe a market participant would utilize to reflect the risks associated with the cash flows, such as credit risk.

Equity Method Investment

Our investment in Gannet BioChem is considered a variable interest entity for which we are not the primary beneficiary. We use the equity method of accounting to account for our investment in Gannet BioChem, which is an entity that we do not control, but have the ability to exert significant influence. Judgments regarding the level of influence over the equity method investment include consideration of key factors such as our ownership interest, representation on the board of directors or participation in policy-making decisions.

Under the equity method of accounting, our investment in Gannet BioChem is initially recorded at fair value. The carrying value of the investment is subsequently adjusted based on our share of the net income or loss of the entity which we present as gain or loss from equity method investment in our Condensed Consolidated Statement of Operations. We record our share of the equity method investment’s results of operations on a three-month lag basis.

Due to Ampersand’s right to receive a cumulative preferred dividend at a certain annual rate of return and return of capital before any distributions are made to us as further disclosed in Note 4, we record our gain or loss on our investment in Gannet BioChem under the hypothetical liquidation at book value (HLBV) method.

The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount Ampersand and we would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period, as well as basis differences between the initial fair value of our investment in Gannet BioChem and our claim on the net assets of Gannet BioChem. Our maximum exposure to loss in Gannet BioChem is limited to the carrying value of our investment.

We evaluate our equity method investment at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be recoverable. This evaluation consists of several qualitative and quantitative factors that may include recent financial results, projected financial results and operating trends of the investees and other publicly available information that may affect the value of our investment.

Net Loss per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including the pre-funded warrant, during the periods presented. Shares of common stock into which the pre-funded warrant may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. For the three months ended March 31, 2025 and 2024, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, restricted stock units (RSUs) and performance stock units (PSUs), as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Potentially dilutive securities	34,698	26,973

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual reporting beginning with the fiscal year ending December 31, 2024, and for interim periods thereafter. We adopted the fiscal year standard for the period beginning January 1, 2024 on a retrospective basis which resulted in updated segment disclosures. For more information on the updated segment disclosures, refer to Note 10.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$38,894	$44,252
Short-term investments	179,738	210,974
Long-term investments	2,019	13,869
Total cash and investments in marketable securities	$220,651	$269,095

Our portfolio of cash and investments in marketable securities consists of the following (in thousands):

		March 31, 2025				December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$97,017	$44	$(21)	$97,040	$109,711
Corporate commercial paper	2	85,514	14	(22)	85,506	119,542
Available-for-sale investments		$182,531	$58	$(43)	$182,546	$229,253
Money market funds	1				16,882	15,993
Certificates of deposit	2				14,099	14,027
Cash	N/A				7,124	9,822
Total cash and investments in marketable securities					$220,651	$269,095

For the three months ended March 31, 2025 and 2024, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. All of our long-term investments as of March 31, 2025 had maturities between one and two years. As of March 31, 2025, we had 41 investments in unrealized loss positions and no investments had been in continuous unrealized loss positions for 12 months or longer. At December 31, 2024, our gross unrealized gains and losses were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development expenses	$7,359	$1,947
Interest and other non-trade receivables	1,714	1,609
Other prepaid expenses	2,208	2,510
Total other current assets	$11,281	$6,066

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$5,026	$2,832
Accrued research and development expenses	11,819	14,453
Accrued contract termination costs	2,825	2,767
Other accrued expenses	11,584	9,920
Total accrued expenses	$31,254	$29,972

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of March 31, 2025, our imputed interest rate for the arrangement with HCR was 23%.

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

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$7,197	$84,579	$91,776
Non-cash royalty revenue	(1,756)	(8,704)	(10,460)
Non-cash interest expense	672	4,302	4,974
Amortization of transaction costs	—	32	32
Liabilities related to the sales of future royalties, net – ending balance	$6,113	$80,209	$86,322

Note 4 — Equity Method Investment

As discussed in Note 1, on December 2, 2024, we completed the sale of the Facility and certain other manufacturing assets related thereto, including the assignment of our existing manufacturing and supply obligations, to Gannet BioChem, an affiliate of Ampersand, via the APA, for consideration of $64.7 million in cash, net of transaction costs, and an equity interest in Gannet BioChem.

At closing of the sale of the Facility and at March 31, 2025, we own 20.0 million common units of Gannet BioChem at $1.00 per unit, representing 100% of the common units outstanding, and Ampersand owns 81.5 million preferred units at $1.00 per unit, representing 100% of the preferred units outstanding. In the event of a distribution, to the extent available, the preferred unitholders have priority rights to a cumulative preferred dividend at a certain annual rate of return and a return of their investment before any distributions to common unitholders. After such priority distribution to the preferred unitholders, to the extent available, common unitholders are to receive a distribution of both a cumulative dividend at the same rate as the preferred unitholders’ dividend and a return of their investment, which, for our common units, is equal to $20.0 million (or $1.00 per unit). Any distributions in excess of both of these distributions, if available, are distributed to preferred and common unitholders pro rata.

We have significant influence, but do not control, Gannet BioChem through our noncontrolling representation on Gannet BioChem’s board of directors and our equity interests in Gannet BioChem. Accordingly, we do not consolidate Gannet BioChem and account for our investment in Gannet BioChem using the equity method of accounting. At closing of the sale of the Facility, we estimated the fair value of our equity investment in Gannet BioChem to be $12.2 million, which reflected Ampersand's liquidation preferences described above. We record our share of Gannet BioChem’s gains and losses under the HLBV basis, which reflects Ampersand’s liquidation preferences as described above. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period, as well as basis differences between the initial fair value of our investment in Gannet BioChem and our claim on the net assets of Gannet BioChem. Our loss of $4.5 million for our investment in Gannet BioChem for the three months ended March 31, 2025 is as follows (in thousands):

Claim on net assets of Gannet BioChem - beginning of period	$12,218
Claim on net assets of Gannet BioChem - end of period	7,757
Change in claim on net assets of Gannet BioChem	$(4,461)

Gannet BioChem is considered a related party to Nektar. Concurrently with the closing of the transaction, we entered into certain ancillary agreements with Gannet BioChem, including supply agreements for rezpegaldesleukin and NKTR-255, and certain services agreements.

Supply Agreements

Under the terms of the supply agreements, Gannet BioChem has agreed to manufacture and supply the PEG reagents for use in clinical trials of these drug candidates at prices defined within the agreements. There are no minimum purchase commitments and Nektar can terminate the agreement for convenience upon prior written notice. For the three months ended March 31, 2025, we did not make any purchases from Gannet BioChem.

Services Agreements

Pursuant to a transition services agreement and full-time employee equivalent agreement, Nektar is performing certain transition services for the benefit of Gannet BioChem, primarily related to information technology and accounting, and Gannet BioChem is performing certain transition services for the benefit of Nektar, primarily to support research and development activities. The terms of these agreements are no more than two years, subject to certain termination provisions. For the three months ended March 31, 2025, we recorded $0.2 million as research and development expense for services provided by Gannet

BioChem to us and $0.3 million as other income for services provided by us to Gannet BioChem in our Condensed Consolidated Statements of Operations.

As of March 31, 2025, we recorded a net payable of $1.4 million to Gannet BioChem, consisting of collection of receivables from Gannet BioChem’s customers, net of payments to Gannet BioChem’s vendors, under the transition services agreement, and amounts billable under the services agreements. We report $0.9 million and $0.5 million of this amount in accrued expenses and accounts payable, respectively, in our Condensed Consolidated Balance Sheets.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company (Lilly) alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. The case is proceeding.

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either March 31, 2025 or December 31, 2024.

Indemnifications in Connection with Commercial Agreements

As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of drugs and PEG reagents based on our proprietary technologies and drug candidates, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us and licensed to our partners. The term of these indemnification obligations is generally perpetual commencing after execution of the agreement. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.

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

Note 6 — Pre-Funded Warrant

In March 2024, we issued a pre-funded warrant to purchase an aggregate of 25,000,000 shares of our common stock to TCG Crossover Fund II, L.P. (TCG) at a price of $1.20 per share for gross proceeds of $30.0 million. Transaction costs were immaterial. The pre-funded warrant has an exercise price of $0.0001 per share and may be exercised at any time after the original issuance date. TCG may not exercise the warrant if TCG, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. TCG may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days prior notice to the Company. On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for resale of up to 25,000,000 shares of our common stock issuable upon exercise of the pre-funded warrant. The registration statement became effective on June 5, 2024. As of March 31, 2025, the warrant has not been exercised.

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

Note 7 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we are entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestone payments, reimbursements for research and development activities and (before the sale of the Facility) payments for the manufacture and supply of our PEG reagents. We generally include our costs of performing these services in research and development expense, except for costs for product sales to our collaboration partners which we include in cost of goods sold. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808 Collaborative Arrangements, and, if so, we analyze whether we should account for any elements under ASC 606 Revenue from Contracts with Customers.

Biolojic Design, Ltd. (Biolojic): NKTR-0165

In 2021, we entered into a research collaboration and license option agreement with Biolojic to discover and develop agonistic antibodies that activate a novel and previously un-drugged target for the treatment of autoimmune diseases. In 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant this arrangement in all fields of use (other than in the field of oncology). As a result of exercising the option to gain an exclusive license, we may be required to pay up to $18.0 million based on the achievement of certain development milestones, including the first milestone of $3.0 million payable upon the acceptance of the first investigational new drug application, and up to $35.0 million based on the achievement of certain regulatory approval milestones. Each milestone is payable only once, regardless of the number of indications for which we develop the licensed product. We record a liability when a milestone payment becomes probable. As of March 31, 2025, no milestones have been achieved or are considered probable, and no liability has been recorded.

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

In April 2022, we announced that BMS and we decided to discontinue all development of bempegaldesleukin in combination with Opdivo®. On September 6, 2023, BMS and we terminated the BMS Collaboration Agreement, and pursuant to the surviving provisions of the BMS Collaboration Agreement, the cost sharing provisions continued to remain in effect as BMS and we have wound down the bempegaldesleukin program. On February 12, 2024, we repurchased the 8.3 million shares previously sold to BMS for total cash consideration of $3.0 million.

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing provisions described above, we recognize the net reimbursement to (from) BMS as an increase (decrease) to the applicable expense. For the three months ended March 31, 2025 and 2024, such amounts are immaterial and are included in research and development expense.

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

Other

We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $10.5 million for the three months ended March 31, 2025 and $15.5 million for the three months ended March 31, 2024, represents revenue for granting licenses which we had satisfied in prior periods.

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

We have not sold our rights to receive these milestones or royalties from dapirolizumab pegol under the APA for the sale of the Facility, and the assignment of the supply agreements to Gannet BioChem does not alter the potential milestones and potential royalties payable by UCB to us pursuant to the collaboration agreement for dapirolizumab pegol nor the non-cash royalties payable under our collaboration agreement for CIMZIA®.

Note 8 — Restructuring and Impairment

In connection with our 2022 and 2023 Restructuring Plans, restructuring and impairment includes the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$—	$—
Contract termination and other restructuring costs	169	975
Restructuring and impairment	$169	$975

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

We recorded no impairment charges for three months ended March 31, 2025 and 2024.

Contract Termination and Other Costs

We have incurred significant contract termination costs in connection with our Restructuring Plans. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, we continue to recognize expense as our estimates change until settlement.

The following are reconciliations of the contract termination and other costs for three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Liability balances as of December 31, 2024 and 2023, respectively	$9,078	$5,542
Expense recognized during the period	169	975
Payments during the period	(554)	(928)
Liability balances as of March 31, 2025 and 2024, respectively	$8,693	$5,589

As of March 31, 2025 and December 31, 2024, we report $2.8 million within accrued expenses and the remaining amounts within other long-term liabilities on our Condensed Consolidated Balance Sheets.

Note 9 — Stock-Based Compensation

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$—	$633
Research and development	1,436	2,280
General and administrative	2,462	3,087
Total stock-based compensation	$3,898	$6,000

Note 10 — Segment Reporting

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

The CODM assesses the performance of the Company and decides how to allocate resources based upon net loss that is also reported within the Condensed Consolidated Statements of Operations. The measure of segment assets that is reviewed by the CODM is reported within the Condensed Consolidated Balance Sheet as total assets. The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:	$10,460	$21,639
Operating costs and expenses:
Cost of goods sold	—	8,534
Clinical development, contract manufacturing and other third party costs
Rezpegaldesleukin (cytokine Treg stimulant)	13,803	8,884
NKTR-255 (IL-15 receptor agonist)	1,389	3,486
NKTR-0165 (tumor necrosis factor receptor type II agonist)	2,281	2,018
Discovery research and other programs	469	1,067
Total clinical development, contract manufacturing and other third party costs	17,942	15,455
Employee costs (a)(b)	11,974	10,317
Facilities costs (a)	3,358	4,532
Other operating costs (a)(c)	17,260	11,205
Other segment expenses	4,461	7,023
Total operating costs and expenses	54,995	57,066
Loss from operations	(44,535)	(35,427)
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(4,974)	(5,531)
Interest income	2,874	4,220
Other income (expense), net	266	(99)
Total non-operating income (expense), net	(1,834)	(1,410)
Loss before provision (benefit) for income taxes and equity method investment	(46,369)	(36,837)
Provision (benefit) for income taxes	52	(35)
Loss before equity method investment	(46,421)	(36,802)
Loss from equity method investment	(4,461)	—
Net loss	$(50,882)	$(36,802)

Other segment expense items included within net loss include the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Contract termination costs	$169	$975
Stock-based compensation (a)	3,898	5,367
Depreciation and amortization expense (a)	394	681
Total other segment expenses	$4,461	$7,023

a)
Employee costs, facilities costs, other operating costs, stock-based compensation expense and depreciation and amortization expense include amounts reported in research and development expense and general and administrative expense in our Condensed Consolidated Statements of Operations. Such amounts reported in cost of goods sold in our Condensed Consolidated Statements of Operations are included in cost of goods sold in the summary of significant segment expenses.
b)
Includes compensation and benefits for our employees and costs for our contractors and temporary workers.
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

On December 2, 2024, we completed the sale of our manufacturing facility in Huntsville, Alabama (the Facility), and assigned our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners (Ampersand) for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

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

In October 2023, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis, which remains on track for a topline data readout in the first half of 2025. In March 2024, we initiated a Phase 2b clinical study in patients with severe-to-very severe alopecia areata, which remains on track for a topline data readout in the second half of 2025. On February 11, 2025, we announced that the FDA had granted Fast Track designation for rezpegaldesleukin for the treatment of adult and pediatric patients 12 years of age and older with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. On February 24, 2025, we announced that we had entered into a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new onset stage 3 type 1 diabetes mellitus in a Phase 2 study. TrialNet will conduct and fund the study. TrialNet is sponsored and funded by the National Institutes of Health, primarily through the Special Statutory Funding Program for Type 1 Diabetes through the National Institute of Diabetes and Digestive and Kidney Diseases. Nektar will supply rezpegaldesleukin for the study and will retain all rights to the rezpegaldesleukin program under the collaboration.

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

We have historically derived substantially all of our revenue and significant amounts of research and development operating capital from our collaboration agreements. We have received upfront and milestone payments and cost-sharing reimbursements under a number of previous collaboration agreements, and certain of our collaboration partners have borne substantial costs of developing our drug candidates. We expect we will continue our approach of entering into revenue-generating collaboration agreements to pay in whole or in part the development costs of our drug candidates.

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

We continued to manufacture the polymer reagents used in the production of some of the drug products until the sale of the Facility in December 2024. The sale of the Facility does not alter the royalties or other milestones payable under these agreements or our collaboration agreement with UCB for dapirolizumab pegol as further disclosed in Note 7 to our Condensed Consolidated Financial Statements.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At March 31, 2025, we had approximately $220.7 million in cash and investments in marketable securities.

Results of Operations

The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended March 31,		$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	2025	2024
Revenue:
Product sales	$—	$6,034	$(6,034)	(100)%
Non-cash royalty revenue related to sales of future royalties	10,460	15,508	(5,048)	(33)%
License, collaboration and other revenue	—	97	(97)	(100)%
Total revenue	10,460	21,639	(11,179)	(52)%
Operating costs and expenses:
Cost of goods sold	—	8,534	(8,534)	(100)%
Research and development	30,480	27,408	3,072	11%
General and administrative	24,346	20,149	4,197	21%
Restructuring and impairment	169	975	(806)	(83)%
Total operating costs and expenses	54,995	57,066	(2,071)	(4)%
Loss from operations	(44,535)	(35,427)	(9,108)	26%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(4,974)	(5,531)	557	(10)%
Interest income	2,874	4,220	(1,346)	(32)%
Other income (expense), net	266	(99)	365	(369)%
Total non-operating income (expense), net	(1,834)	(1,410)	(424)	30%
Loss before provision (benefit) for income taxes and equity method investment	(46,369)	(36,837)	(9,532)	26%
Provision (benefit) for income taxes	52	(35)	87	(249)%
Loss before equity method investment	(46,421)	(36,802)	(9,619)	26%
Loss from equity method investment	(4,461)	—	(4,461)	100%
Net loss	$(50,882)	$(36,802)	$(14,080)	38%

Revenue

Our revenue has historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners.

•
Product sales and Cost of goods sold: Product sales included predominantly fixed price manufacturing and supply agreements with our collaboration partners and are the result of firm purchase orders from those partners. Due to the sale of the Facility in December 2024, we no longer recognize product sales or costs of goods sold under these arrangements in 2025.
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

•
License, collaboration and other revenue: License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements. The amount of revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. License, collaboration and other revenue was not material for the periods presented or for the full year 2024, and unless we enter into a new collaboration agreement with upfront payments, we do not expect to recognize significant revenue for the full year 2025.

Research and Development Expense

Research and development expense consists primarily of clinical study costs, contract manufacturing costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and non-cash stock-based compensation). Research and development expense also includes certain overhead support allocations.

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

	Clinical Study	Three Months Ended March 31,
	Status(1)	2025	2024
Rezpegaldesleukin (cytokine Treg stimulant)	Phase 2b	$13,803	$8,884
NKTR-255 (IL-15 receptor agonist)	Phase 1/2	1,389	3,486
NKTR-0165 (tumor necrosis factor receptor type II agonist)	Preclinical	2,281	2,018
Discovery research and other programs	Various	469	1,067
Total clinical development, contract manufacturing and other third party costs		17,942	15,455
Personnel, overhead and other costs		10,926	9,257
Stock-based compensation and depreciation		1,612	2,696
Research and development expense		$30,480	$27,408

(1)
Clinical Study Status as of March 31, 2025.

Research and development expense increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to an increase in expense for the development of rezpegaldesleukin, partially offset by a decrease in expense for the development of NKTR-255. Excluding any potential additional development activities for rezpegaldesleukin dependent on the results of our Phase 2b trials, we expect research and development expense in total for full year 2025 to be consistent with 2024.

Research and development expense for rezpegaldesleukin increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, respectively, due to the increase in the patients enrolled and sites activated for our Phase 2b studies in patients with moderate-to-severe atopic dermatitis and in patients with severe-to-very severe alopecia areata, both of which completed enrollment in the three months ended March 31, 2025. Excluding any potential additional development activities for rezpegaldesleukin dependent on the results of these trials, however, we expect the costs of development of rezpegaldesleukin for full year 2025 to be consistent with full year 2024 as these Phase 2b studies continue.

Research and development expense for NKTR-255 decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, as we have completed our Phase 2 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, and we expect development expense for full year 2025 to decrease as compared to 2024 for this same reason. Our development expense for NKTR-255 for the periods presented include our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study, and investigator-sponsored studies, one evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma and one evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

In December 2023, for our NKTR-0165 program, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. Research and development expense for NKTR-0165 remained consistent for the periods presented as we have conducted IND enabling activities for this program. We expect development expense for NKTR-0165 for the full year 2025 to increase slightly as compared to the full year 2024 as we continue these IND enabling activities.

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

General and Administrative Expense

General and administrative expense includes the cost of administrative staffing, finance and legal activities, including certain overhead support allocations. Additionally, general and administrative expense includes our lease and other facilities expenses, net of sublease income.

General and administrative expense increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to an increase for legal expenses, partially offset by decreases in facilities expenses and stock-based compensation expense. Facilities expense decreased primarily due to the impairment charges we recorded in 2024, resulting in decreased lease expense following the impairment, and stock-based compensation expense decreased due to lower valuations on more recent grants due to the decrease in our stock price.

We expect general and administrative expense for full year 2025 to decrease as compared to full year 2024 due to lower amounts of stock-based compensation expense and facilities expense.

Restructuring and Impairment

In connection with our restructuring plans, we reported the following costs in restructuring and impairment as further described and disclosed in Note 8 to our Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended March 31,
	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$—	$—
Contract termination and other restructuring costs	169	975
Restructuring and impairment	$169	$975

•
Impairment of right-of-use assets and property and equipment: We recognized $8.3 million in non-cash impairment charges for the full year 2024, primarily for our leased spaces in San Francisco, CA, including our office and laboratory space on Mission Bay Blvd. South (the Mission Bay Facility) and our office space on Third St. (the Third St. Facility), reflecting deteriorations in both the laboratory and office lease markets. While we continue to seek subleases for our remaining spaces, we will continue to update our estimates based on changes in market conditions, whether or not we are able to enter into subleases and, if we do enter into subleases, the economic terms of those subleases, and we may record incremental non-cash impairment charges in future periods as these estimates change.
•
Contract termination and other restructuring charges: We recognized $7.3 million in contract termination costs for the full year 2024. We will continue to recognize expense as our estimates change until final settlement.

Interest Income

Interest income decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, respectively, primarily due to lower investment balances as we have utilized our investment balances to fund operations. We expect interest income to decrease for 2025 due to lower investment balances as we fund our operations.

Loss from Equity Method Investment

As discussed in Note 4 to our Condensed Consolidated Financial Statements, we determine our gain or loss on our equity method investment in Gannet BioChem using the hypothetical liquidation at book value (HLBV) due to Ampersand’s priority liquidation preference and right to receive a cumulative preferred dividend. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, subject to certain adjustments for any contributions, distributions and basis differences. We report our gain or loss from our equity method investment in Gannet Biochem on a three-month lag. Therefore, our loss recorded for the three months ended March 31, 2025, reflects Gannet BioChem’s activities from closing on December 2, 2024 through December 31, 2024. Our loss of $4.5 million for this period reflects Ampersand’s cumulative preferred dividend earned for such period and Gannet BioChem’s net loss for such period, which included $2.5 million of Ampersand’s transaction costs that were deducted from Ampersand’s cash investment in Gannet BioChem.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of March 31, 2025, we had approximately $220.7 million in cash and investments in marketable securities.

During 2024, we entered into the following transactions:

•
On February 12, 2024, for total cash consideration paid of $3.0 million, we repurchased the 8.3 million shares previously sold to BMS. See Note 7 to our Condensed Consolidated Financial Statements for additional information.
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
•
As discussed above, on December 2, 2024, we completed the sale of the Facility which included the assignment of our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Capital Partners, for consideration of $64.7 million in cash, net of transaction costs,and an approximate 20% equity interest at the time of close in Gannet BioChem. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

We filed a shelf registration statement on Form S-3 and a related prospectus (the Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) on April 1, 2025. Pursuant to the Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million. We have agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents. As of March 31, 2025, no shares have been issued under the Shelf Registration Statement or the Sales Agreement.

We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.

We expect the clinical development of our drug candidates, including rezpegaldesleukin, NKTR-255 and NKTR-0165, will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with Bristol-Myers Squibb Company (BMS), development cost reimbursements from BMS, and a $150.0 million upfront payment from Eli Lilly and Company for our collaboration agreement for rezpegaldesleukin. Additionally, certain of our collaboration partners have borne substantial costs of developing our drug candidates. We expect we will continue our approach of entering into revenue-generating collaboration agreements to pay in whole or in part the development costs of our drug candidates.

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

As a result of our restructuring plans, we are seeking to sublease all of our laboratory and office space in the Mission Bay Facility and our office space in the Third St. Facility, and we have current subleases for a portion of the Mission Bay Facility. The San Francisco Bay Area office lease market has been negatively impacted by economic uncertainties, particularly impacting the technology industry, and the change in work habits, as employees continue to work remotely. Accordingly, for the Third St. Facility, there is significant uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. Meanwhile, the San Francisco Bay Area life sciences lease market weakened during 2024, including a significant increase in available leasable space in the San Francisco Bay Area. Accordingly, there is increased uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any.

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

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2025 and 2024 totaled $49.1 million and $47.9 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will be comparable for 2025 as compared to 2024.

Cash flows from investing activities

During the three months ended March 31, 2025 and 2024, the maturities of our investments, net of purchases, totaled $44.4 million and $19.4 million, respectively, which we used to fund our operations. Our other investing activities were not significant for the periods presented.

Cash flows from financing activities

Other than the three financing activities described above during the three months ended March 31, 2024, our cash flows from financing activities for the three months ended March 31, 2025 and 2024 were not significant.

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

Other than our policy for our gain or loss on equity method investment as discussed in Notes 1 and 4 to our Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2025 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to our Business

We are highly dependent on the success of drug candidates, particularly rezpegaldesleukin (previously referred to as NKTR-358 and NKTR-255). If these drug candidates fail in clinical development our business will be significantly harmed.

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

We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in systemic lupus erythematosus (SLE) conducted by Lilly did not meet the study’s primary endpoint and that Lilly did not intend to advance rezpegaldesleukin to Phase 3 development in SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the Lily Agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We have initiated two Phase 2b rezpegaldesleukin studies: one in patients with moderate-to-severe atopic dermatitis, and another in patients with severe-to-very severe alopecia areata, and will collaborate with TrialNet to conduct a Phase 2 study of rezpegaldesleukin in patients with new onset stage 3 TID. We will also explore other autoimmune indications for the development of rezpegaldesleukin. While we believe we currently have the materials that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional materials that Lilly has not yet transferred to us. In the event Lilly fails to promptly and completely transfer to us any additional needed materials or we are not able to independently source these materials, the continued clinical development of rezpegaldesleukin and our business will be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.

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

Our 2022 and 2023 Restructuring Plans prioritized key research and development efforts that will impact the Company’s future business activities, including activities involving rezpegaldesleukin, NKTR-255, and NKTR-0165 and several core research programs. There is no guarantee that these Restructuring Plans and their associated cost restructuring measures will achieve their intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. Consequently, we may need to undertake additional restructuring and cost-saving activities to further prioritize our key research and development efforts and these additional restructuring and cost-saving activities may not be successful, which could have a material adverse effect on our business, financial condition and prospects.

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

As of March 31, 2025, we had cash and investments in marketable securities valued at approximately $220.7 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

For the three months ended March 31, 2025, we reported a net loss of $50.9 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

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

Our business could be adversely affected, directly or indirectly, by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, including the manufacturing operations of third parties upon whom we rely. Health epidemics can negatively affect our clinical trials and those run by our collaborators or other third parties through delays in investigator recruitment, clinical site initiation, patient screening, or patient enrollment. In addition, health epidemics may cause disruptions in our supply chain or shortages in raw materials and equipment, which would affect our ability to supply drug candidates for clinical trials.

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

We have filed patent applications covering our drug candidates, and plan to file additional patent applications as we deem appropriate. There can be no assurance that the patent applications for which we apply will actually issue as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Governmental policy can also change the commercial potential of our product candidates, including efforts to increase patient access to lower-cost generic and biosimilar drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Legislative and Regulatory Landscape” section in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at March 31, 2025.

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

The California enacted the California Consumer Privacy Act (CCP) grants California residents expanded rights to access and delete their personal information, limit the sharing, use and disclosure of personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase the risk of data breach litigation. The CCPA has increased our compliance costs and may expose us to additional liability. Similarly comprehensive privacy laws have become effective in more than a dozen other U.S. states, including, for example, Colorado, Connecticut, New Jersey, New Hampshire, Utah and Virginia, with several more expected to pass in the coming year. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new privacy and data security obligations on regulated businesses but contain key differences, including in their scope and application. In addition, certain states have passed or proposed laws to specifically regulate health information. For example, Washington’s My Health My Data Act, which came into force in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, which may increase our potential liability and compliance costs and adversely affect our business.

The European Regulation 2016/679, known as the General Data Protection Regulation (EU GDPR), the implementing legislation of EU Member States, which became effective on May 25, 2018, and the EU GDPR as incorporated into the laws of the United Kingdom (UK GDPR) (together with the EU GDPR, the GDPR) apply to the collection and processing of personal data, including health-related information, by companies located in the EU and UK, or in certain circumstances, by companies located outside of the EU or UK and processing personal information of individuals located in the EU or UK. The GDPR is wide-ranging in scope and imposes strict obligations on the ability to process personal data, including health-related information, in particular in relation to their collection, use, disclosure and transfer. These include several requirements relating to, for example, (i) ensuring a legal basis or condition applies to the processing of personal data and, in some situations where required, obtaining the consent of the individuals to whom the personal data relates, (ii) the information provided to the individuals about how their personal information is used, (iii) responding to data subject requests, (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches, (v) implementing safeguards in connection withthe security and confidentiality of the personal data, (vi) accountability requirements and (vii) taking certain measures when engaging third-party processors. The GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA) and UK, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Potential pecuniary fines for noncompliant companies may be up to the greater of €20 million or 4% of annual global revenue.

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

On April 3, 2025, we received a notice (the Notice) from the Nasdaq Listing Qualifications Department (the Staff) of The Nasdaq Capital Market (Nasdaq) stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the Minimum Bid Price Rule) because the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share for 30 consecutive trading days. The Notice has no immediate effect on the Nasdaq listing or trading of the Company’s common stock.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until September 30, 2025, to regain compliance with the Minimum Bid Price Rule. If at any time before October September 30, 2025, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days, the Staff will provide written confirmation that the Company has achieved compliance with the Minimum Bid Price Rule, and the matter will be resolved.

If the Company does not regain compliance during the compliance period ending on September 30, 2025, then Nasdaq may grant the Company a second 180 calendar day grace period to regain compliance, provided the Company (i) meets the continued listing requirement for market value of publicly-held shares and all other continued listing standards for Nasdaq, other than the Minimum Bid Price Rule, and (ii) the Company notifies Nasdaq of its intent to cure the deficiency. If the Staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, the Company’s common stock will be subject to delisting.

While the Company continues to evaluate all available options, there can be no assurance that it will be able to regain compliance with the applicable rules during the compliance period, or at all, or that the Company will otherwise remain in compliance with the other listing standards for Nasdaq. If we are unable to regain compliance in a timely manner, our common stock may become delisted. Any such delisting could adversely affect the price of our common stock and make it more difficult for investors to sell our common stock in the secondary market. In addition, a delisting of our common stock could significantly harm our ability to raise capital necessary to continue our operations.

The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial losses for investors and securities class action and shareholder derivative litigation.

Our stock price is volatile. During the three months ended March 31, 2025, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $0.66 to $1.19 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

Cybersecurity incidents and data breached have been increasing in frequency, levels of persistence, sophistication and intensity, and can include unauthorized activity by our employees, contractors and other third parties, as well as by third parties who use cyberattack techniques involving malware, ransomeware, hacking and social engineering fraud (including phishing attacks) and business email compromises, among others. Additionally, the risk of data breaches, cybersecurity incidents, cyber-attacks or other security events may be heightened as a result of new technologies, including artificial intelligence, and an increase in the number of employees who adopted a remote working environment, which may be less secure and more susceptible to hacking attacks or other security compromises or breaches. Our information technology systems and infrastructure, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to intentional or inadvertent wrongful conduct by employees and vendors, natural disasters, terrorism, war, telecommunication and electrical failures and the types of interruption, compromise and damage described above. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss or misappropriation of preclinical data or data from any clinical trial involving our drug candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure or misuse of our trade secrets, personal data or other confidential and/or proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate, mitigate and remediate cybersecurity incidents or compromises and comply with applicable legal obligations, including breach notification obligations to individuals, regulators, partners and others, could be significant and our reputation could be materially damaged. We could also be exposed to litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities, including fines, penalties, and other legal and financial exposure and liabilities. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

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

Our operations and performance may be affected by global economic and political conditions. The global economy has recently experienced volatility and disruptions. Adverse macroeconomic conditions, including inflation, economic recession,volatility in the financial markets, supply chain shortages, changes to fiscal and monetary policy or government budget dynamics, promulgations of new executive orders under the Trump administration, and other challenges in the global economy may adversely affect our business and those of our partners. Our operations and performance (or the operations and performance of our partners and service providers) may be negatively affected by political or civil unrest or military action, terrorist activity, and unstable governments and legal systems. For example, in late February 2022, Russia commenced a military invasion of Ukraine, and the sustained conflict in Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, has contributed to increased market volatility and uncertainty. In particular, sanctions imposed by the U.S., EU and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. In addition, in October 2023, conflicts arose in Israel and Gaza following terrorist attacks in Israel. As the conflicts between Ukraine and Russia and escalating conflicts in the Middle East continue, further sanctions, retaliatory attacks, market volatility and uncertainty may occur, any of which could have a material adverse effect on our business.

As a result of global economic and political conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. Our ability to conduct clinical trials in regions experiencing political or civil unrest could negatively affect clinical trial enrollment or the timely completion of a clinical trial. We believe the aforementioned economic conditions have led and could continue to lead to reduced demand for our and our collaboration partners’ drug products, which could have a material adverse effect on our product sales, business and results of operations

Further, with rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs. On April 2, 2025, the United States announced a 10% tariff on all foreign goods and individualized higher reciprocal tariffs on goods imported from certain countries. On April 9, 2025, the Trump administration announced a pause on the individualized reciprocal tariffs on all countries, except for China, for 90 days. Tariffs could result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the U.S. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect our results of operations and financial condition.

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

Our corporate headquarters, where the majority of our research and development operations employees are based, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In the event of an earthquake or other natural disaster, catastrophic event caused by climate change, political instability, civil unrest, or terrorist event in the region, our business operations would be significantly disrupted and our financial condition would be harmed. Our collaboration partners and important vendors and suppliers to us or our collaboration partners may also be subject to catastrophic events, such as earthquakes, floods, wild fires, hurricanes, tornadoes and pandemics any of which could harm our business (including, for example, by disrupting supply chains important to the success of our business), results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements and Policies

In the fiscal quarter ended March 31, 2025, no director or officer adopted, modified, or terminated a "Rule 10b5-1 trading arrangement"; or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

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
Date: May 8, 2025