Form 10-Q
period 2025-06-30
NEKTAR THERAPEUTICS
filed 2025-08-08
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 19,018,573 on July 31, 2025.

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
•
Risks Related to our Collaboration Partners:
o
we are highly dependent on advancing rezpegaldesleukin in clinical trials, and while we believe we currently have the documents, records and data that are necessary for us to continue clinical development of rezpegaldesleukin, our ability to perform important development and regulatory activities will be significantly harmed if Eli Lilly and Company fails to continue to cooperate with us in the transfer of all documents, records and data associated with the rezpegaldesleukin program; and
o
we may rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our drug candidates and any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our drug candidates may delay or impair our ability to enter into collaboration agreements, obtain regulatory approval and commercialize for our drug candidates.

In addition to the above-mentioned risks, our business is subject to a number of additional risks faced by businesses generally.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024(1)
ASSETS
Current assets:
Cash and cash equivalents	$42,988	$44,252
Short-term investments	132,915	210,974
Other current assets	10,663	6,066
Total current assets	186,566	261,292
Long-term investments	—	13,869
Property and equipment, net	2,988	3,411
Operating lease right-of-use assets	7,585	8,413
Equity method investment in Gannet BioChem	5,371	12,218
Other assets	5,024	4,647
Total assets	$207,534	$303,850
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (including $693 and $0 as of June 30, 2025 and December 31, 2024, respectively, to a related party)	$14,281	$11,560
Accrued expenses (including $4,613 and $3,403 as of June 30, 2025 and December 31, 2024, respectively, to a related party)	35,099	29,972
Operating lease liabilities, current portion	22,011	19,868
Total current liabilities	71,391	61,400
Operating lease liabilities, less current portion	74,145	82,696
Liabilities related to the sales of future royalties, net	80,573	91,776
Other long-term liabilities	5,636	7,241
Total liabilities	231,745	243,113
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares designated or outstanding at June 30, 2025 or December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 390,000,000 shares and 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 13,009,559 shares and 12,937,308 shares issued at June 30, 2025 and December 31, 2024, respectively; 12,457,252 shares and 12,385,001 shares outstanding at June 30, 2025 and December 31, 2024, respectively;	1	1
Capital in excess of par value	3,667,487	3,659,885
Treasury stock, at cost; 552,307 shares as of June 30, 2025 and December 31, 2024, respectively	(3,000)	(3,000)
Accumulated other comprehensive income (loss)	(14)	61
Accumulated deficit	(3,688,685)	(3,596,210)
Total stockholders’ equity (deficit)	(24,211)	60,737
Total liabilities and stockholders’ equity (deficit)	$207,534	$303,850

(1)All share and per share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024(1)
Revenue:
Product sales	$—	$6,640	$—	$12,674
Non-cash royalty revenue related to the sales of future royalties	11,175	16,790	21,635	32,298
License, collaboration and other revenue	—	59	—	156
Total revenue	11,175	23,489	21,635	45,128
Operating costs and expenses:
Cost of goods sold	—	9,740	—	18,274
Research and development (including $613 and $0 for the three months ended June 30, 2025 and 2024, respectively, from a related party; and $821 and $0 for the six months ended June 30, 2025 and 2024, respectively, from a related party)	29,886	29,724	60,366	57,132
General and administrative	17,072	20,510	41,418	40,659
Restructuring and impairment	447	13,289	616	14,264
Total operating costs and expenses	47,405	73,263	102,400	130,329
Loss from operations	(36,230)	(49,774)	(80,765)	(85,201)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(5,394)	(6,408)	(10,368)	(11,939)
Interest income	1,969	3,901	4,843	8,121
Other income (expense), net (including income of $540 and $0 for the three months ended June 30, 2025 and 2024, respectively, from a related party; and income of $861 and $0 for the six months ended June 30, 2025 and 2024, respectively, from a related party)	260	(36)	526	(135)
Total non-operating income (expense), net	(3,165)	(2,543)	(4,999)	(3,953)
Loss before provision (benefit) for income taxes and equity method investment	(39,395)	(52,317)	(85,764)	(89,154)
Provision (benefit) for income taxes	(188)	46	(136)	11
Loss before equity method investment	(39,207)	(52,363)	(85,628)	(89,165)
Loss from equity method investment	(2,386)	—	(6,847)	—
Net loss	$(41,593)	$(52,363)	$(92,475)	$(89,165)

Basic and diluted net loss per share	$(2.95)	$(3.76)	$(6.57)	$(6.63)
Weighted average shares outstanding used in computing basic and diluted net loss per share	14,087,307	13,921,378	14,074,545	13,452,164

(1)All share and per share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(41,593)	$(52,363)	$(92,475)	$(89,165)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(59)	(90)	(80)	(565)
Net foreign currency translation gain (loss)	6	(1)	5	(9)
Other comprehensive income (loss)	(53)	(91)	(75)	(574)
Comprehensive loss	$(41,646)	$(52,454)	$(92,550)	$(89,739)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Shares(1)	Amount(1)	Shares(1)	Amount	Capital in Excess of Par Value(1)	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	12,757,984	$1	—	$—	$3,608,155	$80	$(3,477,249)	$130,987
Shares issued under equity compensation plans	35,131	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	6,000	—	—	6,000
Repurchase of common stock from Bristol-Myers Squibb	(552,307)	—	552,307	(3,000)	—	—	—	(3,000)
Issuance of prefunded warrant	—	—	—	—	30,000	—	—	30,000
Comprehensive income (loss)	—	—	—	—	—	(483)	(36,802)	(37,285)
Balance at March 31, 2024	12,240,808	$1	552,307	$(3,000)	$3,644,158	$(403)	$(3,514,051)	$126,705
Shares issued under equity compensation plans	29,095	—	—	—	19	—	—	19
Stock-based compensation	—	—	—	—	5,418	—	—	5,418
Comprehensive income (loss)	—	—	—	—		(91)	(52,363)	(52,454)
Balance at June 30, 2024	12,269,903	$1	552,307	$(3,000)	$3,649,595	$(494)	$(3,566,414)	$79,688

	Common Stock		Treasury Stock
	Shares(1)	Amount(1)	Shares(1)	Amount	Capital in Excess of Par Value(1)	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	12,385,001	$1	552,307	$(3,000)	$3,659,885	$61	$(3,596,210)	$60,737
Shares issued under equity compensation plans	21,709	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	3,898	—	—	3,898
Comprehensive income (loss)	—	—	—	—	—	(22)	(50,882)	(50,904)
Balance at March 31, 2025	12,406,710	$1	552,307	$(3,000)	$3,663,790	$39	$(3,647,092)	$13,738
Shares issued under equity compensation plans	50,542	—	—	—	211	—	—	211
Stock-based compensation	—	—	—	—	3,486	—	—	3,486
Comprehensive income (loss)	—	—	—	—		(53)	(41,593)	(41,646)
Balance at June 30, 2025	12,457,252	$1	552,307	$(3,000)	$3,667,487	$(14)	$(3,688,685)	$(24,211)

(1)All share and per share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(92,475)	$(89,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(21,635)	(32,298)
Non-cash interest expense on liabilities related to the sales of future royalties	10,368	11,939
Loss from equity method investment	6,847	—
Stock-based compensation	7,384	11,418
Depreciation and amortization	640	3,066
Impairment of right-of-use assets and property and equipment	—	8,329
Provision for net realizable value of inventory	—	2,567
Amortization of premiums (discounts), net	(2,193)	(5,647)
Changes in operating assets and liabilities:
Accounts receivable	—	9
Inventory	—	(931)
Operating leases, net	(5,580)	(4,196)
Other assets	(4,973)	1,817
Accounts payable	2,886	(3,266)
Accrued expenses	3,940	10,768
Net cash used in operating activities	(94,791)	(85,590)
Cash flows from investing activities:
Purchases of investments	(43,852)	(173,504)
Maturities of investments	137,892	210,087
Purchases of property and equipment	(39)	(343)
Payment of transaction costs and working capital adjustment from the sale of the Huntsville manufacturing facility	(697)	—
Net cash provided by investing activities	93,304	36,240
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	218	22
Proceeds from issuance of pre-funded warrant	—	30,000
Proceeds from sale of future royalties	—	15,000
Repurchase of common stock from Bristol-Myers Squibb	—	(3,000)
Net cash provided by financing activities	218	42,022
Effect of foreign exchange rates on cash and cash equivalents	5	(9)
Net decrease in cash and cash equivalents	(1,264)	(7,337)
Cash and cash equivalents at beginning of period	44,252	35,277
Cash and cash equivalents at end of period	$42,988	$27,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

We are conducting Phase 2b trials in rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis which we initiated in October 2023 (the Phase 2b REZOLVE-AD trial) and in patients with severe-to-very severe alopecia areata which we initiated in March 2024 (the Phase 2b REZOLVE-AA trial). On February 24, 2025, we announced that we had entered into a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new onset stage 3 type 1 diabetes mellitus in a Phase 2 study. TrialNet will conduct the study with funding from the National Institutes of Health, primarily through the Special Statutory Funding Program for Type 1 Diabetes through the National Institute of Diabetes and Digestive and Kidney Diseases. Nektar will supply rezpegaldesleukin for the study and will retain all rights to the rezpegaldesleukin program under the collaboration.

On June 24, 2025, we announced data from the 16-week induction period of the ongoing Phase 2b REZOLVE-AD trial being conducted in 393 patients.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of June 30, 2025, we had approximately $175.9 million in cash and investments in marketable securities.

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

We filed a shelf registration statement on Form S-3 and a related prospectus (the Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) on April 1, 2025. Pursuant to the Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into an equity distribution agreement (the Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million. We have agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents. As of June 30, 2025, no shares have been issued under the Shelf Registration Statement or the Sales Agreement.

On July 2, 2025, pursuant to the Shelf Registration Statement, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share. The net proceeds to the

Company from the 2025 Offering totaled approximately $107.5 million, after deducting underwriting discounts and commissions and offering costs of approximately $7.5 million. See Note 6 for additional information.

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

Our Condensed Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity (deficit) section of our Condensed Consolidated Balance Sheets.

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses (to the extent recognized in other comprehensive income (loss)) and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three and six months ended June 30, 2025 and 2024. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity (deficit) section of our Condensed Consolidated Balance Sheets. However, if we have concluded that we have substantially liquidated the entity, such as for our subsidiary in India, we recognize subsequent translation gains and losses in other income (expense) in our Condensed Consolidated Statement of Operations.

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

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. Accounting Standards Codification (ASC) 850, Related Party Disclosures (ASC 850) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. See Note 4 regarding our related party transactions with Gannet BioChem.

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies with whom we have multi-year arrangements. Before the sale of the Facility, our accounts receivable balance primarily contained trade receivables from product sales. We have not recorded provisions for credit losses for the three and six months ended June 30, 2025 and 2024. Accounts receivable at June 30, 2025 and December 31, 2024 are immaterial due to the sale of the Facility in December 2024.

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

Reverse Stock Split

On June 6, 2025, we filed a Certificate of Amendment to the Certificate of Incorporation, or the Reverse Stock Split Amendment, to effect a reverse stock split of Nektar’s Common Stock at a ratio of one-for-fifteen, effective June 8, 2025. No fractional shares of common stock were issued as a result of the Reverse Stock Split. All share and per share figures in these financial statements have been adjusted to give retrospective effect to the Reverse Stock Split. See Note 6 for additional information.

Treasury Stock

We record treasury stock activities under the cost method. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The re-issuance of treasury stock is accounted for on a first-in, first-out basis and any differences between the cost of treasury stock and the re-issuance proceeds are charged or credited to additional paid-in capital.

Restructuring

In April 2022 and April 2023, we announced certain restructuring plans (the 2022 Restructuring Plan and the 2023 Restructuring Plan, respectively), pursuant to which we terminated significant portions of our workforce and decided to sublease all of our leased premises in San Francisco, California, including our office space on Third St. (Third St. Facility) and our office and laboratory space on Mission Bay Blvd. South (Mission Bay Facility).

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

Income Taxes

On July 4, 2025, the budget reconciliation bill H.R. 1, known as the One Big Beautiful Bill (OBBB), was signed into law. The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. We are in the process of evaluating the OBBB’s impact on our financial statements.

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

Net Loss per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including the pre-funded warrant, as further disclosed in Note 4, during the periods presented. Shares of common stock into which the pre-funded warrant may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. For the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, restricted stock units (RSUs) and performance stock units (PSUs), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Potentially dilutive securities	2,271,937	1,760,498	2,289,750	1,779,695

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update that requires the Company to disclose more detailed information about the types of expenses (including employee compensation, depreciation, and amortization) included in each relevant income statement expense caption. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the incremental disclosures that will be required in our consolidated financial statements.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$42,988	$44,252
Short-term investments	132,915	210,974
Long-term investments	—	13,869
Total cash and investments in marketable securities	$175,903	$269,095

Our portfolio of cash and investments in marketable securities consists of the following (in thousands):

		June 30, 2025				December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$58,906	$13	$(24)	$58,895	$109,711
Corporate commercial paper	2	77,907	—	(35)	77,872	119,542
Available-for-sale investments		$136,813	$13	$(59)	$136,767	$229,253
Money market funds	1				18,069	15,993
Certificates of deposit	2				14,734	14,027
Cash	N/A				6,333	9,822
Total cash and investments in marketable securities					$175,903	$269,095

For the three and six months ended June 30, 2025 and 2024, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. As of June 30, 2025, we had 43 investments in unrealized loss positions and no investments had been in continuous unrealized loss positions for 12 months or longer. At December 31, 2024, our gross unrealized gains and losses were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development expenses	$7,579	$1,947
Interest and other non-trade receivables	1,351	1,609
Other prepaid expenses	1,733	2,510
Total other current assets	$10,663	$6,066

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$6,549	$2,832
Accrued research and development expenses	15,448	14,453
Accrued contract termination costs	3,275	2,767
Other accrued expenses	9,827	9,920
Total accrued expenses	$35,099	$29,972

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of June 30, 2025, our imputed interest rate for the arrangement with HCR was 24%.

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

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the six months ended June 30, 2025 (in thousands):

	Six Months Ended June 30, 2025
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$7,197	$84,579	$91,776
Non-cash royalty revenue	(3,474)	(18,161)	(21,635)
Non-cash interest expense	1,294	9,074	10,368
Amortization of transaction costs	—	64	64
Liabilities related to the sales of future royalties, net – ending balance	$5,017	$75,556	$80,573

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

We own 20.0 million common units of Gannet BioChem at $1.00 per unit, representing 100% of the common units outstanding at both closing of the sale of the Facility and at June 30, 2025, and Ampersand owns 81.5 million preferred units at $1.00 per unit, representing 100% of the preferred units outstanding at closing and 99.7% of the preferred units outstanding as of June 30, 2025. Gannet BioChem has reserved 11.3 million appreciation rights for issuance to its officers, employees, directors and consultants, which may only be settled upon a “company sale” as defined by Gannet BioChem’s equity plan and convert to common units in determining their distribution, less the “base value”, which is equal to the fair value of the common units as determined by Gannet BioChem’s board of directors. As of June 30, 2025, Gannet BioChem has issued 7.6 million stock appreciation rights, which have a $1.00 base value.

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

We have significant influence, but do not control, Gannet BioChem through our noncontrolling representation on Gannet BioChem’s board of directors and our equity interests in Gannet BioChem. Accordingly, we do not consolidate Gannet BioChem and account for our investment in Gannet BioChem using the equity method of accounting. At closing of the sale of the Facility, we estimated the fair value of our equity investment in Gannet BioChem to be $12.2 million, which reflected Ampersand’s liquidation preferences described above. We record our share of Gannet BioChem’s gains and losses under the HLBV basis, which reflects Ampersand’s liquidation preferences as described above. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value, adjusted for any contributions made and distributions received during the period, as well as basis differences between the initial fair value of our investment in Gannet BioChem and our claim on the net assets of Gannet BioChem. Our loss for our investment in Gannet BioChem for the three and six months ended June 30, 2025 is as follows (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Claim on net assets of Gannet BioChem - beginning of period	$7,757	$12,218
Claim on net assets of Gannet BioChem - end of period	5,371	5,371
Change in claim on net assets of Gannet BioChem	$(2,386)	$(6,847)

Gannet BioChem is considered a related party to Nektar. Concurrently with the closing of the transaction, we entered into certain ancillary agreements with Gannet BioChem, including supply agreements for rezpegaldesleukin and NKTR-255, and certain services agreements.

Supply Agreements

Under the terms of the supply agreements, Gannet BioChem has agreed to manufacture and supply the PEG reagents for use in clinical trials of these drug candidates at prices defined within the agreements. There are no minimum purchase commitments and Nektar can terminate the agreement for convenience upon prior written notice. For the three and six months ended June 30, 2025, we did not make any purchases from Gannet BioChem.

Services Agreements

Pursuant to a transition services agreement and full-time employee equivalent agreement, Nektar is performing certain transition services for the benefit of Gannet BioChem, primarily related to information technology and accounting, and Gannet BioChem is performing certain transition services for the benefit of Nektar, primarily to support research and development activities. The terms of these agreements are no more than two years, subject to certain termination provisions. For the three and six months ended June 30, 2025, we recorded $0.6 million and $0.8 million, respectively, as research and development expense for services provided by Gannet BioChem to us in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, we recorded $0.5 million and $0.9 million as other income in our Condensed Consolidated Statements of Operations for services provided by us to Gannet BioChem.

As of June 30, 2025, we recorded a net payable of $5.3 million to Gannet BioChem, consisting of collection of receivables from Gannet BioChem’s customers, net of payments to Gannet BioChem’s vendors, under the transition services agreement, and amounts billable under the services agreements. We report $4.6 million and $0.7 million of this amount in accrued expenses and accounts payable, respectively, in our Condensed Consolidated Balance Sheets.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company (Lilly) alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. Both we and Lilly have filed motions for summary judgment, and the court has not yet issued decisions on these motions. The Court has calendared October 27, 2025, as the starting date of the jury trial.

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either June 30, 2025 or December 31, 2024.

Indemnifications in Connection with Commercial Agreements

As part of our collaboration agreements with our partners related to the license, development, manufacture and supply of our proprietary drug candidates, we generally agree to defend, indemnify and hold harmless our partners from and against third party liabilities arising out of the agreement, including product liability (with respect to our activities) and infringement of intellectual property to the extent the intellectual property is developed by us and licensed to our partners. The term of these indemnification obligations is generally perpetual commencing after execution of the agreement. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations.

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

Note 6 — Stockholders’ Equity

On June 6, 2025, we filed a Certificate of Amendment to the Certificate of Incorporation, or the Increase in Shares Amendment, to increase the number of authorized shares of the Company’s common stock from 300,000,000 shares to 390,000,000 shares. The increase in authorized shares amendment was previously approved by our stockholders at the Annual Meeting of Stockholders held on May 23, 2025 and became effective upon its filing.

On June 6, 2025, we also filed a Certificate of Amendment to Nektar’s Certificate of Incorporation (the Reverse Stock Split Amendment) to effect a reverse stock split of our common stock at a ratio of one-for-fifteen (the Reverse Stock Split). The Reverse Stock Split Amendment became effective as of 11:59 p.m. Eastern Time on June 8, 2025 (the “Effective Time”), at which time every fifteen shares of our common stock issued and outstanding immediately prior to the Effective Time were combined into one share of common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Instead, any fractional shares resulting from the Reverse Stock Split were rounded up at the participant level if such shares of our common stock (including shares subject to issuance upon exercise of the pre-funded warrant) were held directly or rounded down to the nearest whole share of our common stock, if such shares were subject to an award granted under the 2017 Amended and Restated Performance Incentive Plan. Upon effectiveness of the Reverse Stock Split, the number of shares of common stock for which each outstanding option and pre-funded warrant to purchase common stock is exercisable was adjusted, and the exercise price of each outstanding option and pre-funded warrant to purchase common stock was adjusted. The Reverse Stock Split did not change the par value per share or the authorized number of shares of common stock and preferred stock. As a result of the Reverse Stock Split, we have retrospectively recast prior periods for shares of our common stock, including those issued, outstanding and treasury stock, weighted-average shares outstanding and loss per share.

On May 23, 2025, our shareholders approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance thereunder by 6,000,000 shares, which were subsequently adjusted to 400,000 shares due to the effect of the Reverse Stock Split.

As a result of the Reverse Stock Split, shares reserved for issuance under our employee stock plans are as follows:

	December 31, 2024	June 30, 2025
Stock options outstanding	2,203,927	2,161,686
Weighted average exercise price	$83.73	$80.29
RSUs outstanding	101,524	55,643
Shares available for future grant under the 2017 Performance Incentive Plan(1)	551,727	569,149
Shares available for issuance under the employee stock purchase plan	47,383	46,650
Total shares reserved for issuance under our employee stock plans	2,904,561	2,833,128

(1)
Balances exclude 400,000 shares approved by shareholders during the May 2025 shareholder meeting as the registration statement for these shares had not been filed as of June 30, 2025.

Prefunded Warrant

In March 2024, we issued a pre-funded warrant to purchase an aggregate of 1,666,667 shares of our common stock to TCG Crossover Fund II, L.P. (TCG) at a price of $18.00 per share for gross proceeds of $30.0 million. Transaction costs were immaterial. The pre-funded warrant had an exercise price of $0.0015 per share and was exercisable at any time after the original issuance date. TCG could not exercise the warrant if TCG, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. TCG could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days prior notice to the Company. On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for resale of up to 1,666,667 shares of our common stock issuable upon exercise of the pre-funded warrant. The registration statement became effective on June 5, 2024. As of June 30, 2025, the warrant had not been exercised.

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

On July 1, and July 11, 2025, TCG exercised the pre-funded warrant to purchase 780,000 and 886,667 shares of common stock, respectively. Exercise proceeds are immaterial. As a result of these exercises, no shares remain issuable under the warrant. Additionally, after exercising the pre-funded warrant, TCG’s beneficial ownership remained under the 9.99% threshold of the warrant terms, and therefore TCG was not required to provide additional notice prior to exercise.

Secondary Offering

On July 2, 2025, pursuant to the Shelf Registration Statement, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share, which included 638,298 shares sold upon exercise in full by the underwriters of their option to purchase additional shares of common stock in the 2025 Offering. The net proceeds to the Company from the 2025 Offering totaled approximately $107.5 million, after deducting underwriting discounts and commissions of approximately $6.9 million and other offering costs of approximately $0.6 million.

The 2025 Offering was underwritten by Jefferies LLC, pursuant to an underwriting agreement that Nektar and Jefferies LLC had entered into on June 30, 2025.

In connection with the 2025 Offering, we re-issued all 552,307 shares held in treasury stock as of June 30, 2025.

Common Stock Data

The table below reports common share data as of December 31, 2024, June 30, 2025 and July 15, 2025, reflecting the effects of the Reverse Stock Split as of each date, and, for July 15, 2025, reflecting the settlement of the 2025 Offering and TCG’s exercises of its warrants.

	December 31, 2024	June 30, 2025	July 15, 2025
Common shares authorized for issuance	300,000,000	390,000,000	390,000,000
Common shares issued	12,937,308	13,009,559	19,018,573
Common shares outstanding	12,385,001	12,457,252	19,018,573
Treasury shares outstanding	552,307	552,307	-
Shares reserved for pre-funded warrant	1,666,667	1,666,667	-

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

Biolojic Design, Ltd. (Biolojic): NKTR-0165

In 2021, we entered into a research collaboration and license option agreement with Biolojic to discover and develop agonistic antibodies that activate a novel and previously un-drugged target for the treatment of autoimmune diseases. In 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to this arrangement in all fields of use (other than in the field of oncology). As a result of exercising the option to gain an exclusive license, we may be required to pay up to $18.0 million based on the achievement of certain development milestones, including the first milestone of $3.0 million payable upon the acceptance of the first investigational new drug application, and up to $35.0 million based on the achievement of certain regulatory approval milestones. Each milestone is payable only once, regardless of the number of indications for which we develop the licensed product. We record a liability when a milestone payment becomes probable. As of June 30, 2025, no milestones have been achieved or are considered probable, and no liability has been recorded.

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

Upon the effective date of the BMS Collaboration Agreement in April 2018, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased 552,307 shares of our common stock pursuant to the Share Purchase Agreement for total additional cash consideration of $850.0 million. In 2020, we received additional non-refundable milestone payments of $50.0 million.

In April 2022, we announced that BMS and we decided to discontinue all development of bempegaldesleukin in combination with Opdivo®. On September 6, 2023, BMS and we terminated the BMS Collaboration Agreement, and pursuant to the surviving provisions of the BMS Collaboration Agreement, the cost sharing provisions continued to remain in effect as BMS and we have wound down the bempegaldesleukin program. On February 12, 2024, we repurchased the 552,307 shares previously sold to BMS for total cash consideration of $3.0 million.

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing provisions described above, we recognize the net reimbursement to (from) BMS as an increase (decrease) to the applicable expense. For the three months ended June 30, 2025 and 2024, such amounts are immaterial and are included in research and development expense.

Eli Lilly and Company (Lilly): Rezpegaldesleukin (previously referred to as NKTR-358)

On July 23, 2017, we entered into a worldwide license agreement (the Lilly Agreement) with Lilly to co-develop rezpegaldesleukin, a novel immunological drug candidate that we invented, pursuant to which we received an initial payment of $150.0 million and were eligible for up to $250.0 million in additional development and regulatory milestones. On April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement. We regained full rights to rezpegaldesleukin from Lilly, and the Lilly Agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development.

Other

We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $11.2 million and $21.6 million for the three and six months ended June 30, 2025, respectively and $16.8 million and $32.3 million for the three and six months ended June 30, 2024, respectively, represents revenue for granting licenses which we had satisfied in prior periods.

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

Note 8 — Restructuring and Impairment

In connection with our 2022 and 2023 Restructuring Plans, restructuring and impairment includes the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$—	$8,329	$—	$8,329
Contract termination and other restructuring costs	447	4,960	616	5,935
Restructuring and impairment	$447	$13,289	$616	$14,264

Impairment of Long-Lived Assets

As a result of our 2022 and 2023 Restructuring Plans, we decided to seek a sublease for all of our leased spaces in the Third St. Facility and the Mission Bay Facility. Accordingly, we evaluate each space for impairment at each reporting date, as facts and circumstances change. The significant assumptions in our impairment analysis relate to sublease income, including the length of time to enter into a sublease, sublease rental payments, free rent periods, tenant improvement allowances and broker commissions. When available, we use sublease negotiations or agreements, but in the absence of such information, we develop our own subjective estimates based on current real estate trends and market conditions. Accordingly, our estimates are subject to significant risk, and the terms of sublease agreements, if any, and the resulting amount and timing of sublease income, if ever realized, may be materially different than our estimates.

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

During the three months ended June 30, 2024, as the life sciences and office lease markets continued to deteriorate, we recorded non-cash impairment charges totaling $8.3 million, consisting of $3.9 million for our office and laboratory leased space in the Mission Bay Facility and $4.4 million for our office lease space in the Third St. Facility.

For these impairment charges, we developed our estimates of sublease income based on market participant assumptions as described above, and we discounted the sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 6.2% for the three months ended June 30, 2024. We recorded no impairment charges for three and six months ended June 30, 2025, nor for the three months ended March 31, 2024.

The following is a reconciliation of the impairment charges we recorded for the three and six months ended June 30, 2024, including the net book values of the sublease assets before the impairment and the fair values of the sublease assets (in thousands):

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

The following are reconciliations of the contract termination and other costs for three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Liability balances as of December 31, 2024 and 2023, respectively	$9,078	$5,542
Expense recognized during the period	169	975
Payments during the period	(554)	(928)
Liability balances as of March 31, 2025 and 2024, respectively	$8,693	$5,589
Expense recognized during the period	447	4,960
Payments during the period	(836)	(887)
Liability balances as of June 30, 2025 and 2024, respectively	$8,304	$9,662

As of June 30, 2025 and December 31, 2024, we report $3.3 million and $2.8 million, respectively, within accrued expenses and the remaining amounts within other long-term liabilities on our Condensed Consolidated Balance Sheets.

Note 9 — Stock-Based Compensation

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$—	$525	$—	$1,158
Research and development	1,202	2,047	2,638	4,327
General and administrative	2,284	2,846	4,746	5,933
Total stock-based compensation	$3,486	$5,418	$7,384	$11,418

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:	$11,175	$23,489	$21,635	$45,128
Operating costs and expenses:
Cost of goods sold	—	9,740	—	18,274
Clinical development, contract manufacturing and other third party costs
Rezpegaldesleukin (cytokine Treg stimulant)	12,930	12,099	26,733	20,983
NKTR-0165 (tumor necrosis factor receptor type II agonist)	3,531	1,833	5,812	3,851
NKTR-255 (IL-15 receptor agonist)	2,232	4,196	3,621	7,682
Discovery research and other programs	386	1,173	855	2,240
Total clinical development, contract manufacturing and other third party costs	19,079	19,301	37,021	34,756
Employee costs (a)(b)	10,920	10,054	22,894	20,371
Facilities costs (a)	2,968	4,106	6,326	8,638
Other operating costs (a)(c)	10,324	11,224	27,584	22,429
Other segment expenses	4,114	18,838	8,575	25,861
Total operating costs and expenses	47,405	73,263	102,400	130,329
Loss from operations	(36,230)	(49,774)	(80,765)	(85,201)
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(5,394)	(6,408)	(10,368)	(11,939)
Interest income	1,969	3,901	4,843	8,121
Other income (expense), net	260	(36)	526	(135)
Total non-operating income (expense), net	(3,165)	(2,543)	(4,999)	(3,953)
Loss before provision (benefit) for income taxes and equity method investment	(39,395)	(52,317)	(85,764)	(89,154)
Provision (benefit) for income taxes	(188)	46	(136)	11
Loss before equity method investment	(39,207)	(52,363)	(85,628)	(89,165)
Loss from equity method investment	(2,386)	—	(6,847)	—
Net loss	$(41,593)	$(52,363)	$(92,475)	$(89,165)

Other segment expense items included within net loss include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$-	$8,329	$-	$8,329
Contract termination costs	447	4,960	616	5,935
Stock-based compensation (a)	3,486	4,893	7,384	10,260
Depreciation and amortization expense (a)	181	656	575	1,337
Total other segment expenses	$4,114	$18,838	$8,575	$25,861

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
c)
Includes legal and patent expenses, information technology infrastructure and other costs, professional accounting, insurance, travel and entertainment and other third party services and expenses.

Note 11 — Subsequent Events

On July 2, 2025,we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering at a price of $23.50 per share. The net proceeds to the Company from the offering totaled approximately $107.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $7.5 million. See Note 6 for additional information.

On July 1, and July 11, 2025, TCG exercised the pre-funded warrant to purchase 780,000 and 886,667 shares of our common stock, respectively. See Note 6 for additional information.

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

In October 2023, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis (the Phase 2b RESOLVE-AD trial). On February 11, 2025, we announced that the FDA had granted Fast Track designation for rezpegaldesleukin for the treatment of adult and pediatric patients 12 years of age and older with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. In March 2024, we initiated a Phase 2b clinical study in patients with severe-to-very severe alopecia areata (the Phase 2b RESOLVE-AA trial). On July 29, 2025, we announced that the FDA had granted Fast Track designation for rezpegaldesleukin for the treatment of severe-to-very severe alopecia areata in adult and pediatric patients 12 years of age and older who weigh at least 40 kg. On February 24, 2025, we announced that we had entered into a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new onset stage 3 type 1 diabetes mellitus in a Phase 2 study. TrialNet will conduct the study with funding from the National Institutes of Health, primarily through the Special Statutory Funding Program for Type 1 Diabetes through the National Institute of Diabetes and Digestive and Kidney Diseases. Nektar will supply rezpegaldesleukin for the study and will retain all rights to the rezpegaldesleukin program under the collaboration.

On June 24, 2025, we announced statistically significant data from the 16-week induction period of the ongoing Phase 2b REZOLVE-AD trial being conducted in 393 patients. In the trial, patients were randomized (3:3:3:2) to receive subcutaneous treatment with one of three doses of rezpegaldesleukin: a high dose of 24 µg/kg every two weeks (q2w), a middle dose of 18 µg/kg every two weeks (q2w), and a low dose of 24 µg/kg every four weeks (q4w), or placebo q2w. The primary endpoint and secondary endpoints were assessed at week 16. Following the 16-week induction period, rezpegaldesleukin-treated patients who achieved Eczema Area and Severity Score (EASI) percent score reductions of >50 were re-randomized (1:1) to continue at the same dose level on a q4w or q12w regimen through week 52 in a blinded maintenance period. Placebo patients with EASI percent score reductions of >50 percent continue to receive placebo q4w.

As announced on June 24, 2025, the Phase 2b REZOLVE-AD trial met its primary endpoint of the mean improvement in EASI from baseline at week 16 for all three dose arms of rezpegaldesleukin versus placebo (p<0.001). All three dose arms also achieved statistical significance at week 16 for the key secondary endpoints of EASI-75 (percent of patients who achieve ≥75% reduction in EASI from baseline), EASI-50 (percent of patients who achieve ≥50% reduction in EASI from baseline) and BSA (mean percent improvement in Body Surface Area score from baseline). The q2w arms of rezpegaldesleukin (high and middle doses) achieved statistical significance at week 16 for the key secondary endpoints of vIGA-AD 0/1 (percent of patients achieving a score of 0 or 1 on the validated Investigator’s Global Assessment for Atopic Dermatitis with ≥ 2-point reduction from baseline) and Itch NRS (percent of patients with baseline ≥ 4 who experienced a ≥ 4-point reduction in the Itch Numerical Rating Score from baseline). In addition, at week 16, the high dose of 24 µg/kg q2w achieved statistical significance on EASI-90 (percent of patients who achieve ≥ 90% reduction in EASI from baseline). When evaluating EASI-75 and EASI-90 by disease severity using baseline vIGA-AD score, similar responses were observed in severe patients (baseline vIGA-AD of 4) as in moderate patients (baseline vIGA-AD of 3).

In addition, the safety profile for the 16-week induction period for rezpegaldesleukin in the Phase 2b REZOLVE-AD trial was consistent with previously reported results. The most common treatment-emergent adverse events (TEAEs) were local injection site reactions (ISRs), observed in 69.7% of all rezpegaldesleukin-treated patients, with the largest proportion of these being mild or moderate (99.6%). ISRs were self-resolving and <1% of patients discontinued because of an ISR. Across all rezpegaldesleukin doses administered in the study over the 16-week induction period, 55.9% had no reports of ISRs, 30.1% had mild reports, 13.8% had moderate reports, and only 0.2% were severe. Other TEAEs more commonly observed (>5%) in the study treatment arms (n=320) versus placebo (n=73) include eosinophilia (7.8% vs. 2.7%), pyrexia (6.3% vs 2.7%), headache (6.3% vs. 4.1%) and arthralgia (5.0% vs 1.4%). In the pooled rezpegaldesleukin arms, TEAEs, excluding ISRs, were reported in 60.3% of patients and in 57.5% of placebo-treated patients. There was no increased risk of conjunctivitis, oral ulcers, or infections, including oral herpes, in the rezpegaldesleukin arms.

We remain on track for a topline data readout from the Phase 2b RESOLVE-AA study in the second half of 2025.

We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. Our lead research program is based on tumor necrosis factor (TNF) receptor type II (TNFR2) agonism, without modulation of the TNFR1 signaling, after we exercised an option in December 2023 to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. TNFR2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. Our focus on TNFR2 antibody candidates that show selective Treg cell binding and signaling profiles that may be developed for treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. Our first drug candidate in this program is NKTR-0165, which we believe is a unique bivalent antibody that selectively stimulates TNFR2 receptor activity, and we began Investigational New Drug (IND) enabling studies for NKTR-0165 in 2024. We are also designing a pipeline of bispecific molecules that pair TNFR2 agonism with other antibody targets and we have identified the first bispecific antibody, NKTR-0166, in this program. This first bispecific antibody incorporates the TNFR2 epitope with another validated antibody target, and we are initiating our preclinical studies.

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

In December 2024, we announced the results of our Phase 2 proof-of-concept study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma at the 66th ASH Annual Meeting and

Exposition in San Diego, California. In the fifteen-person clinical trial, the NKTR-255 combined treatment group demonstrated an improved complete response rate (CRR) at six months, achieving 73% compared to 50% for the placebo, as assessed by a blinded independent central radiology review. Additionally, two patients treated with NKTR-255 converted from stable disease or partial response to complete responses at six months. No conversions from stable disease or partial response to complete response were observed in the placebo arm of the trial. The Fred Hutchinson Cancer Center is evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma as an investigator sponsored study. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We expect to receive topline data from this study in the third quarter of 2025. We entered into a new clinical study collaboration with AbelZeta Pharma, Inc. (AbelZeta) (formerly known as CBMG Holdings) to study NKTR-255 in combination with its C-TIL051, a tumor-infiltrating lymphocyte (TIL) therapy, in advanced non-small cell lung cancer (NSCLC) patients that are relapsed or refractory to anti-PD-1 therapy. Under the collaboration, we will contribute NKTR-255, and AbelZeta will add NKTR-255 to its ongoing AbelZeta-sponsored Phase 1 clinical trial. We also have an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

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

We continued to manufacture the polymer reagents used in the production of some of the drug products until the sale of our manufacturing facility in Huntsville, Alabama (the Facility) in December 2024. On December 2, 2024, we completed the sale of the Facility and assigned our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners (Ampersand) for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem. See Note 4 to our Condensed Consolidated Financial Statements for additional information. The sale of the Facility does not alter the royalties or other milestones payable under these agreements or our collaboration agreement with UCB for dapirolizumab pegol as further disclosed in Note 7 to our Condensed Consolidated Financial Statements.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At June 30, 2025, we had approximately $175.9 million in cash and investments in marketable securities. On July 2, 2025, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share. The net proceeds to the Company from the 2025 Offering totaled approximately $107.5 million, after deducting underwriting discounts, commissions and offering costs. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended June 30,		$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	2025	2024
Revenue:
Product sales	$—	$6,640	$(6,640)	(100)%
Non-cash royalty revenue related to sales of future royalties	11,175	16,790	(5,615)	(33)%
License, collaboration and other revenue	—	59	(59)	(100)%
Total revenue	11,175	23,489	(12,314)	(52)%
Operating costs and expenses:
Cost of goods sold	—	9,740	(9,740)	(100)%
Research and development	29,886	29,724	162	1%
General and administrative	17,072	20,510	(3,438)	(17)%
Restructuring and impairment	447	13,289	(12,842)	(97)%
Total operating costs and expenses	47,405	73,263	(25,858)	(35)%
Loss from operations	(36,230)	(49,774)	13,544	(27)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(5,394)	(6,408)	1,014	(16)%
Interest income	1,969	3,901	(1,932)	(50)%
Other income (expense), net	260	(36)	296	(822)%
Total non-operating income (expense), net	(3,165)	(2,543)	(622)	24%
Loss before provision (benefit) for income taxes and equity method investment	(39,395)	(52,317)	12,922	(25)%
Provision (benefit) for income taxes	(188)	46	(234)	(509)%
Loss before equity method investment	(39,207)	(52,363)	13,156	(25)%
Loss from equity method investment	(2,386)	—	(2,386)	100%
Net loss	$(41,593)	$(52,363)	$10,770	(21)%

	Six Months Ended June 30,		$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	2025	2024
Revenue:
Product sales	$—	$12,674	$(12,674)	(100)%
Non-cash royalty revenue related to sales of future royalties	21,635	32,298	(10,663)	(33)%
License, collaboration and other revenue	—	156	(156)	(100)%
Total revenue	21,635	45,128	(23,493)	(52)%
Operating costs and expenses:
Cost of goods sold	—	18,274	(18,274)	(100)%
Research and development	60,366	57,132	3,234	6%
General and administrative	41,418	40,659	759	2%
Restructuring and impairment	616	14,264	(13,648)	(96)%
Total operating costs and expenses	102,400	130,329	(27,929)	(21)%
Loss from operations	(80,765)	(85,201)	4,436	(5)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(10,368)	(11,939)	1,571	(13)%
Interest income	4,843	8,121	(3,278)	(40)%
Other income (expense), net	526	(135)	661	(490)%
Total non-operating income (expense), net	(4,999)	(3,953)	(1,046)	26%
Loss before provision (benefit) for income taxes and equity method investment	(85,764)	(89,154)	3,390	(4)%
Provision (benefit) for income taxes	(136)	11	(147)	(1336)%
Loss before loss from equity method investment	(85,628)	(89,165)	3,537	(4)%
Loss from equity method investment	(6,847)	—	(6,847)	100%
Net loss	$(92,475)	$(89,165)	$(3,310)	4%

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

Research and Development Expense

Research and development expense consists primarily of direct third party costs for each of our drug candidates (including clinical study costs; contract manufacturing costs and other materials and supplies; direct costs of outside clinical, regulatory, preclinical and research services; licenses; and other fees), personnel costs (including salaries, benefits, non-cash stock-based compensation costs, and costs for consultants and temporary workers), and certain overhead support allocations.

Research and development expense increased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively, as reported in the following table, which presents expenses incurred for direct third party costs for each of our drug candidates; personnel, overhead and other direct costs, as we utilize our employee and infrastructure resources across our development and research programs; and non-cash stock-based compensation and depreciation (in thousands):

	Three Months Ended June 30,		$ Change 2025 vs. 2024	Six Months Ended June 30,		$ Change 2025 vs. 2024
	2025	2024		2025	2024
Rezpegaldesleukin (cytokine Treg stimulant)	$12,930	$12,099	$831	$26,733	$20,983	$5,750
NKTR-0165 (tumor necrosis factor receptor type II agonist)	3,531	1,833	1,698	5,812	3,851	1,961
NKTR-255 (IL-15 receptor agonist)	2,232	4,196	(1,964)	3,621	7,682	(4,061)
Discovery research and other programs	386	1,173	(787)	855	2,240	(1,385)
Total clinical development, contract manufacturing and other third party costs	19,079	19,301	(222)	37,021	34,756	2,265
Personnel, overhead and other costs	9,572	7,983	1,589	20,499	17,240	3,259
Stock-based compensation and depreciation	1,235	2,440	(1,205)	2,846	5,136	(2,290)
Research and development expense	$29,886	$29,724	$162	$60,366	$57,132	$3,234

Research and development expense for rezpegaldesleukin increased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively, due to the increase in the patients enrolled and sites activated for our Phase 2b studies in patients with moderate-to-severe atopic dermatitis and in patients with severe-to-very severe alopecia areata, both of which completed enrollment in the three months ended March 31, 2025. As a result of the data from our Phase 2b RESOLVE-AD trial, we expect research and development expense for rezpegaldesleukin for full year 2025 to increase as compared to 2024, as we commence certain activities to support a Phase 3 trial for this program.

Research and development expense for NKTR-0165 increased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively, as we are conducting IND enabling activities for this program. We expect development expense for NKTR-0165 for the full year 2025 to increase slightly as compared to the full year 2024 as we continue these IND enabling activities. In December 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. (Biolojic) in 2021. As we continue development of NKTR-0165, we may owe additional milestone payments to Biolojic. See Note 7 to our Condensed Consolidated Financial Statements for additional information.

Research and development expense for NKTR-255 decreased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively, as we have completed our Phase 2 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, and we expect development expense for NKTR-255 for full year 2025 to decrease as compared to 2024 for this same reason. Our development expense for NKTR-255 for the periods presented include our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study, and investigator-sponsored studies, one evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma and one evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

Personnel, overhead and other costs increased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively, for increased personnel costs to support our rezpegaldesleukin program and increases in allocations of overhead costs to research and development expense as we no longer allocate such costs to costs of goods sold, following the sale of the Facility, and we expect these costs for full year 2025 to increase as compared to 2024 for this same reason. Stock-based compensation expense decreased for the periods presented due to lower valuations on more recent grants as a result of a decrease in our stock price.

We expect research and development expense in total for full year 2025 to increase as compared to 2024, as we commence certain activities to support a Phase 3 trial for rezpegaldesleukin, continue development of NKTR-0165 and initiate research activities for NKTR-0166.

The timing and amount of our future clinical trial expenses will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.

In addition to our drug candidates that we plan to evaluate in clinical development during 2025 and beyond, we believe it is vitally important to continue our investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. We continue our interest in identifying new drug candidates across a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We also plan from time to time to evaluate opportunities to in-license potential drug candidates from third parties to add to our drug discovery and development pipeline. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early-stage research programs to human clinical studies over the next several years.

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

General and administrative expense decreased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, but increased slightly for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. For the periods presented, facilities expense decreased primarily due to the impairment charges we recorded in 2024, resulting in decreased lease expense following the impairment, and stock-based compensation expense decreased due to lower valuations on more recent grants due to the decrease in our stock price. Legal expenses increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

We expect general and administrative expense for full year 2025 to be comparable to full year 2024.

Restructuring and Impairment

In connection with our restructuring plans, we reported the following costs in restructuring and impairment as further described and disclosed in Note 8 to our Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$—	$8,329	$—	$8,329
Contract termination and other restructuring costs	447	4,960	616	5,935
Restructuring and impairment	$447	$13,289	$616	$14,264

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

Interest Income

Interest income decreased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively, primarily due to lower investment balances as we have utilized our investment balances to fund operations. We expect interest income to decrease for 2025 due to lower investment balances as we fund our operations.

Loss from Equity Method Investment

As discussed in Note 4 to our Condensed Consolidated Financial Statements, we determine our gain or loss on our equity method investment in Gannet BioChem using the hypothetical liquidation at book value (HLBV) due to Ampersand’s priority liquidation preference and right to receive a cumulative preferred dividend. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, subject to certain adjustments for any contributions, distributions and basis differences. We report our gain or loss from our equity method investment in Gannet Biochem on a three-month lag. Therefore, our loss recorded for the three months ended March 31, 2025, reflects Gannet BioChem’s activities from closing on December 2, 2024 through December 31, 2024, and our loss recorded for the three months ended June 30, 2025, reflects Gannet BioChem’s activities from closing on January 1, 2025 through March 31, 2025. Our losses for these periods reflect Ampersand’s cumulative preferred dividend earned for such periods and Gannet BioChem’s net losses for such periods. Our loss of $6.8 million for the six months ended June 30, 2025 includes $2.5 million of Ampersand’s transaction costs deducted from Ampersand’s cash investment in Gannet BioChem.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of June 30, 2025, we had approximately $175.9 million in cash and investments in marketable securities.

During 2024, we entered into the following transactions:

•
On February 12, 2024, for total cash consideration paid of $3.0 million, we repurchased the 552,307 shares previously sold to BMS. See Note 7 to our Condensed Consolidated Financial Statements for additional information.
•
On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P. (TCG), pursuant to which we issued a pre-funded warrant to TCG to purchase 1,666,667 shares of Nektar’s common stock for gross proceeds of $30.0 million (or a purchase price of $18.00 per share of common stock that can be issued upon exercise of the pre-funded warrant). On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for the resale of up to 1,666,667 shares of Nektar’s common stock upon exercise of the pre-funded warrant issued to TCG pursuant to the Securities Purchase Agreement. The registration statement became effective on June 5, 2024. In July 2025, TCG exercised the warrant in full. See Note 6 to our Condensed Consolidated Financial Statements for additional information.
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

We filed a shelf registration statement on Form S-3 and a related prospectus (the Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) on April 1, 2025. Pursuant to the Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million. We have agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents. As of June 30, 2025, no shares were issued under the Shelf Registration Statement or the Sales Agreement.

On July 2, 2025, pursuant to the Shelf Registration Statement, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share. The net proceeds to the Company from the 2025 Offering totaled approximately $107.5 million, after deducting underwriting discounts, commissions and offering costs of approximately $7.5 million. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.

We expect the clinical development of our drug candidates, including rezpegaldesleukin, NKTR-255, NKTR-0165, and NKTR-0166 will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions, including $1.9 billion in total consideration received under our arrangement with Bristol-Myers Squibb Company (BMS), development cost reimbursements from BMS, and a $150.0 million upfront payment from Eli Lilly and Company for our collaboration agreement for rezpegaldesleukin. Additionally, certain of our collaboration partners have borne substantial costs of developing our drug candidates. We expect we will continue our approach of entering into revenue-generating collaboration agreements to pay in whole or in part the development costs of our drug candidates.

Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for rezpegaldesleukin, NKTR-255, NKTR-0165 and NKTR-0166; the sales levels for those products, if and when they are approved; whether, when and on what terms we are able to enter into new collaboration transactions; expenses being higher than anticipated, unplanned expenses and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations; and cash receipts, including sublease income, being lower than anticipated.

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

Cash flows from operating activities

Cash flows used in operating activities for the six months ended June 30, 2025 and 2024 totaled $94.8 million and $85.6 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase for 2025 as compared to 2024.

Cash flows from investing activities

During the six months ended June 30, 2025 and 2024, the maturities of our investments, net of purchases, totaled $94.0 million and $36.6 million, respectively, which we used to fund our operations. Our other investing activities were not significant for the periods presented.

Cash flows from financing activities

Other than the three financing activities described above during the three months ended March 31, 2024, our cash flows from financing activities for the six months ended June 30, 2025 and 2024 were not significant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2025 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in systemic lupus erythematosus (SLE) conducted by Lilly did not meet the study’s primary endpoint and that Lilly did not intend to advance rezpegaldesleukin to Phase 3 development in SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the Lilly Agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We have initiated two Phase 2b rezpegaldesleukin studies: one in patients with moderate-to-severe atopic dermatitis, and another in patients with severe-to-very severe alopecia areata, and will collaborate with TrialNet to conduct a Phase 2 study of rezpegaldesleukin in patients with new onset stage 3 TID. We will also explore other autoimmune indications for the development of rezpegaldesleukin. While we believe we currently have the documents, records, and data that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional documents, records and data that Lilly generated as part of the early development of rezpegaldesleukin under the Lilly Agreement and for which Lilly has not yet transferred to us. In the event Lilly fails to promptly and completely transfer to us any additional needed materials or we are not able to independently source these documents, records and data (e.g., from vendors or third parties who may also have these materials), the continued clinical development of rezpegaldesleukin and our business may be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.

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

Our partnered and proprietary products and drug candidates compete with various pharmaceutical and biotechnology companies. For rezpegaldesleukin, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based, microbiome-based, or toleragenic-based therapies (Symbiotix, LLC, Apogee Therapeutics, Janssen, AstraZeneca and Tizona Therapeutics), regulatory T cell therapies (Sangamo Therapeutics, Inc., Quell Therapeutics, Ltd, TxCell, Inc., Sonoma Biotherapeutics, Inc., GentiBio, Inc. Kyvema Therapeutics, Inc. and and Tract Therapeutics, Inc.), IL-2-based-therapies (Amgen Inc., BMS, Novartis, Inc., ILTOO Pharma, Xencor, Inc. Merck & Co, through its acquisition of Pandion Therapeutics, and Sanofi SA, through its acquisition of Synthorx, Inc.) or OX40/OX40L class (Sanofi SA and Amgen Inc.). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., Nkarta Therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). For NKTR-0165, we believe companies targeting the TNFR2 pathway for the treatment of patients with autoimmune disease include Dualyx, TRexBio, Inc., Odyssey Therapeutics, Inc., and Pfizer, Inc. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies noncompetitive or obsolete.

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

As of June 30, 2025, we had cash and investments in marketable securities valued at approximately $175.9 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

In the United States and markets in other countries, patients generally rely on third party payers to reimburse all or part of the costs associated with their treatment. In both domestic and foreign markets, sales of our partnered and proprietary products that receive regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third party payers, such as government programs, including Medicare and Medicaid in the U.S., managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a drug candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution. Third party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. For more information, see “Business – Government Regulation – Coverage, Reimbursement, and Pricing.”

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

Factors payers consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational.

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.

Increasingly, third party payers are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any of our drug candidates that are commercialized and, if reimbursement is available, the level of reimbursement.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing and could further limit coverage or pricing approvals for, and reimbursement of, our products from government authorities and third party payers. Federal agencies, Congress and state legislatures have continued to show interest in implementing cost containment programs to limit the growth of health care costs, including price controls, restrictions on reimbursement and other fundamental changes to the healthcare delivery system. In addition, in recent years, Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures, and the Medicare and other healthcare programs are frequently identified as targets for spending cuts. New government legislation or regulations related to pricing or other fundamental changes to the healthcare delivery system as well as a government or third party payer decision not to approve pricing for, or provide adequate coverage or reimbursement of, our products hold the potential to severely limit market opportunities of such products.

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

For the six months ended June 30, 2025, we reported a net loss of $92.5 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

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

We have been awarded Fast Track designations for rezpegaldesleukin for two different treatments: one for the treatment of adult and pediatric patients 12 years of age and older with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable; and another for the treatment of severe alopecia areata in adult and pediatric patients 12 years of age and older who weigh at least 40 kg. We may continue to seek Breakthrough Therapy and Fast Track designations for our current or future drug candidates. Receipt of a designation to facilitate drug candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for our drug candidates may not result in a faster development process, review, or approval compared to drug candidates considered for approval under conventional FDA procedures and does not ensure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions.

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

Any regulatory approvals that we receive for our drug candidates will require surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS in order to approve our drug candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our drug candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with applicable cGMP, GLP and GCP requirements, for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Later discovery of previously unknown problems with our drug candidates, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We have derived, and expect to derive in the foreseeable future, substantially all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:

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

From time to time, we are involved in litigation matters involving the interpretation and application of complex terms and conditions of our agreements. One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents, or third party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse effect on our business, financial condition and results of operations.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 150 U.S. and 650 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic’s commercialization, the patent may only provide a short period of protection following the commercialization of the covered product. In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.

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

Although we do not currently have any products on the market, once we begin commercializing our drug candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third party payers play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. For more information, see “Business – Government Regulation - Other Healthcare Laws and Regulations.”

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Governmental policy can also change the commercial potential of our product candidates, including efforts to increase patient access to lower-cost generic and biosimilar drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Legislative and Regulatory Landscape” section in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
the availability of capital.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Lilly alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. Both we and Lilly have filed motions for summary judgment, and the court has not yet issued decisions on these motions. The Court has calendared October 27, 2025, as the starting date of the jury trial.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at June 30, 2025.

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

California enacted the California Consumer Privacy Act (CCPA), which granted California residents expanded rights to access and delete their personal information, limit the sharing, use and disclosure of personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase the risk of data breach litigation. The CCPA has increased our compliance costs and may expose us to additional liability. Similarly comprehensive privacy laws have become effective in more than a dozen other U.S. states, including, for example, Colorado, Connecticut, New Jersey, New Hampshire, Utah and Virginia, with several more expected to pass in the coming year. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new privacy and data security obligations on regulated businesses but contain key differences, including in their scope and application. In addition, certain states have passed or proposed laws to specifically regulate health information. For example, Washington’s My Health My Data Act, which came into force in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, which may increase our potential liability and compliance costs and adversely affect our business.

The European Regulation 2016/679, known as the General Data Protection Regulation (EU GDPR), the implementing legislation of EU Member States, which became effective on May 25, 2018, and the EU GDPR as incorporated into the laws of the United Kingdom (UK GDPR) (together with the EU GDPR, the GDPR) apply to the collection and processing of personal data, including health-related information, by companies located in the EU and UK, or in certain circumstances, by companies located outside of the EU or UK and processing personal information of individuals located in the EU or UK. The GDPR is wide-ranging in scope and imposes strict obligations on the ability to process personal data, including health-related information, in particular in relation to their collection, use, disclosure and transfer. These include several requirements relating to, for example, (i) ensuring a legal basis or condition applies to the processing of personal data and, in some situations where required, obtaining the consent of the individuals to whom the personal data relates, (ii) the information provided to the individuals about how their personal information is used, (iii) responding to data subject requests, (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches, (v) implementing safeguards in connection with the security and confidentiality of the personal data, (vi) accountability requirements and (vii) taking certain measures when engaging third party processors. The GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA) and UK, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Potential pecuniary fines for noncompliant companies may be up to the greater of €20 million or 4% of annual global revenue.

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

As a research-based biopharmaceutical company with significant research and development operations, we are subject to extensive environmental, health, and safety laws and regulations, including those governing the use of hazardous materials. Our research and development activities and those who conduct these activities on our behalf involve the controlled use of chemicals, radioactive compounds, and other hazardous materials. The cost of compliance with environmental, health, and safety regulations (including, but not limited to, the handling and disposal of both hazardous and non-hazardous waste) is substantial. If an accident involving these materials or an environmental discharge were to occur, we could be held liable for any resulting damages, or face regulatory actions, which could exceed our resources or insurance coverage.

Risk Related to Investment and Securities

The price of our common stock has, and may continue to fluctuate significantly, which could result in substantial losses for investors and securities class action and shareholder derivative litigation.

Our stock price is volatile. During the three months ended June 30, 2025, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $7.36 to $29.68 per share (on a post-reverse split basis). In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

As a result of global economic and political conditions, some third party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. Our ability to conduct clinical trials in regions experiencing political or civil unrest could negatively affect clinical trial enrollment or the timely completion of a clinical trial. We believe the aforementioned economic conditions have led and could continue to lead to reduced demand for our and our collaboration partners’ drug products, which could have a material adverse effect on our product sales, business and results of operations

Further, with rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs. On April 2, 2025, the United States announced a 10% tariff on all foreign goods and individualized higher reciprocal tariffs on goods imported from certain countries. On April 9, 2025, the Trump administration announced a pause on the individualized reciprocal tariffs on all countries, except for China, for 90 days. On July 7, 2025, two days before the expiration of the announced pause, the president signed an executive order that certain tariff rates would expire on August 1, 2025. Tariffs could result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the U.S. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect our results of operations and financial condition.

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

Our corporate headquarters, where the majority of our operations are based, are located in the San Francisco Bay Area, a region known for seismic activity and a potential terrorist target. In the event of an earthquake or other natural disaster, catastrophic event caused by climate change, political instability, civil unrest, or terrorist event in the region, our business operations would be significantly disrupted and our financial condition would be harmed. Our collaboration partners and important vendors and suppliers to us or our collaboration partners may also be subject to catastrophic events, such as earthquakes, floods, wild fires, hurricanes, tornadoes and pandemics any of which could harm our business (including, for example, by disrupting supply chains important to the success of our business), results of operations and financial condition. We have not undertaken a systematic analysis of the potential consequences to our business, results of operations and financial condition from a major earthquake or other catastrophic event, such as a fire, sustained loss of power, terrorist activity or other disaster, and do not have a recovery plan for such disasters. In addition, our insurance coverage may not be sufficient to compensate us for actual losses from any interruption of our business that may occur.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Director and Section 16 Officer Trading Arrangements and Policies

Howard W. Robin, our President and Chief Executive Officer, entered into a pre-arranged stock trading plan on May 22, 2025. Mr. Robin’s trading plan provides for the sale of up to an aggregate 19,998 (on a post-reverse split basis) shares of the Company’s common stock (comprised of previously vested restricted stock units and exercised stock options), which plan has a duration of the earlier of May 19, 2026 or such date upon which all transactions are completed or expire without execution. This trading plan is intended to satisfy the affirmative defense of Rule10b5-1(c) under the Exchange Act.

Jonathan Zalevsky, Ph.D., our Chief Research and Development Officer, entered into a pre-arranged stock trading plan on May 16, 2025. Dr. Zalevsky’s trading plan provides for the sale of up to an aggregate 6,073 (on a post-reverse split basis) shares of the Company’s common stock (comprised of previously vested restricted stock units), which plan has a duration of the earlier of May 8, 2026, or such date upon which all transactions are completed or expire without execution. This trading plan is intended to satisfy the affirmative defense of Rule10b5-1(c) under the Exchange Act.

In the fiscal quarter ended June 30, 2025, no other directors or Section 16 officers of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Certificate of Amendment to the Amended Certificate of Incorporation of Nektar Therapeutics

3.6(6)	Certificate of Amendment to the Amended Certificate of Incorporation of Nektar Therapeutics

3.5(7)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(8)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended++

31.1(8)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(8)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(8)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.INS(8)	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

104(8)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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
3.
Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on January 23, 2003.
4.
Incorporated by reference to Exhibit 3.6 to Nektar Therapeutics’ Annual Report on Form 10-K, for the year ended December 31, 2009.

5.
Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on June 6, 2025.
6.
Incorporated by reference to Exhibit 3.12 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on June 6, 2025.
7.
Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on December 21, 2020.
8.
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
Date: August 7, 2025