Form 10-Q
period 2025-09-30
NEKTAR THERAPEUTICS
filed 2025-11-07
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 20,341,589 on October 31, 2025.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements related to our strategic reorganization and cost restructuring plans, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates and our future research and development plans, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation, or success of any collaboration arrangements, commercialization activities and product sales levels and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation (including the timing for court hearings and trials) and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part I, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024(1)
ASSETS
Current assets:
Cash and cash equivalents	$41,032	$44,252
Short-term investments	229,176	210,974
Other current assets (including $177 and $0 as of September 30, 2025 and December 31, 2024, respectively, from a related party)	11,149	6,066
Total current assets	281,357	261,292
Long-term investments	—	13,869
Property and equipment, net	2,826	3,411
Operating lease right-of-use assets	7,171	8,413
Equity method investment in Gannet BioChem	4,837	12,218
Other assets	5,156	4,647
Total assets	$301,347	$303,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,563	$11,560
Accrued expenses (including $316 and $3,403 as of September 30, 2025 and December 31, 2024, respectively, to a related party)	28,594	29,972
Operating lease liabilities, current portion	22,183	19,868
Total current liabilities	66,340	61,400
Operating lease liabilities, less current portion	69,732	82,696
Liabilities related to the sales of future royalties, net	75,164	91,776
Other long-term liabilities	5,025	7,241
Total liabilities	216,261	243,113
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares designated or outstanding at September 30, 2025 or December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 390,000,000 shares and 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; 19,652,513 shares and 12,937,308 shares issued at September 30, 2025 and December 31, 2024, respectively; 19,652,513 shares and 12,385,001 shares outstanding at September 30, 2025 and December 31, 2024, respectively	2	1
Capital in excess of par value	3,809,235	3,659,885
Treasury stock, at cost; 0 shares and 552,307 shares as of September 30, 2025 and December 31, 2024, respectively	—	(3,000)
Accumulated other comprehensive income (loss)	56	61
Accumulated deficit	(3,724,207)	(3,596,210)
Total stockholders’ equity	85,086	60,737
Total liabilities and stockholders’ equity	$301,347	$303,850

(1)All share and per share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
Revenue:
Product sales	$—	$8,015	$—	$20,689
Non-cash royalty revenue related to the sales of future royalties	11,490	15,731	33,125	48,029
License, collaboration and other revenue	300	378	300	534
Total revenue	11,790	24,124	33,425	69,252
Operating costs and expenses:
Cost of goods sold	—	4,435	—	22,709
Research and development (including $421 and $0 for the three months ended September 30, 2025 and 2024, respectively, from a related party; and $1,242 and $0 for the nine months ended September 30, 2025 and 2024, respectively, from a related party)	27,252	35,031	87,618	92,163
General and administrative	16,070	18,957	57,488	59,616
Restructuring and impairment	140	46	756	14,310
Total operating costs and expenses	43,462	58,469	145,862	188,798
Loss from operations	(31,672)	(34,345)	(112,437)	(119,546)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(6,047)	(6,020)	(16,415)	(17,959)
Interest income	2,819	3,437	7,662	11,558
Other income (expense), net (including income of $190 and $0 for the three months ended September 30, 2025 and 2024, respectively, from a related party; and income of $1,051 and $0 for the nine months ended September 30, 2025 and 2024, respectively, from a related party)	(121)	(120)	405	(255)
Total non-operating income (expense), net	(3,349)	(2,703)	(8,348)	(6,656)
Loss before provision (benefit) for income taxes and equity method investment	(35,021)	(37,048)	(120,785)	(126,202)
Provision (benefit) for income taxes	(33)	9	(169)	20
Loss before equity method investment	(34,988)	(37,057)	(120,616)	(126,222)
Loss from equity method investment	(534)	—	(7,381)	—
Net loss	$(35,522)	$(37,057)	$(127,997)	$(126,222)

Basic and diluted net loss per share	$(1.87)	$(2.66)	$(8.14)	$(9.27)
Weighted average shares outstanding used in computing basic and diluted net loss per share	18,946,559	13,949,851	15,716,396	13,619,270

(1)All share and per share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(35,522)	$(37,057)	$(127,997)	$(126,222)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	69	877	(11)	312
Net foreign currency translation gain (loss)	1	(28)	6	(37)
Other comprehensive income (loss)	70	849	(5)	275
Comprehensive loss	$(35,452)	$(36,208)	$(128,002)	$(125,947)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Shares(1)	Amount(1)	Shares(1)	Amount	Capital in Excess of Par Value(1)	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	12,757,984	$1	—	$—	$3,608,155	$80	$(3,477,249)	$130,987
Shares issued under equity compensation plans	35,131	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	6,000	—	—	6,000
Repurchase of common stock from Bristol-Myers Squibb	(552,307)	—	552,307	(3,000)	—	—	—	(3,000)
Issuance of prefunded warrant	—	—	—	—	30,000	—	—	30,000
Comprehensive income (loss)	—	—	—	—	—	(483)	(36,802)	(37,285)
Balance at March 31, 2024	12,240,808	$1	552,307	$(3,000)	$3,644,158	$(403)	$(3,514,051)	$126,705
Shares issued under equity compensation plans	29,095	—	—	—	19	—	—	19
Stock-based compensation	—	—	—	—	5,418	—	—	5,418
Comprehensive income (loss)	—	—	—	—		(91)	(52,363)	(52,454)
Balance at June 30, 2024	12,269,903	$1	552,307	$(3,000)	$3,649,595	$(494)	$(3,566,414)	$79,688
Shares issued under equity compensation plans	26,409	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	5,391	—	—	5,391
Comprehensive income (loss)	—	—	—	—		849	(37,057)	(36,208)
Balance at September 30, 2024	12,296,312	$1	552,307	$(3,000)	$3,654,999	$355	$(3,603,471)	$48,884

(1)All share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Shares(1)	Amount(1)	Shares(1)	Amount	Capital in Excess of Par Value(1)	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	12,385,001	$1	552,307	$(3,000)	$3,659,885	$61	$(3,596,210)	$60,737
Shares issued under equity compensation plans	21,709	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	3,898	—	—	3,898
Comprehensive income (loss)	—	—	—	—	—	(22)	(50,882)	(50,904)
Balance at March 31, 2025	12,406,710	$1	552,307	$(3,000)	$3,663,790	$39	$(3,647,092)	$13,738
Shares issued under equity compensation plans	50,542	—	—	—	211	—	—	211
Stock-based compensation	—	—	—	—	3,486	—	—	3,486
Comprehensive income (loss)	—	—	—	—		(53)	(41,593)	(41,646)
Balance at June 30, 2025	12,457,252	$1	552,307	$(3,000)	$3,667,487	$(14)	$(3,688,685)	$(24,211)
Shares issued under equity compensation plans	34,778	—	—	—	236	—	—	236
Stock-based compensation	—	—	—	—	3,072	—	—	3,072
Shares issued under secondary offering, net of underwriting discounts and offering costs of $7,840	4,893,618	1	(552,307)	3,000	104,159	—	—	107,160
Shares issued under at-the-market offering, net of commissions and offering costs of $1,276	600,198	—	—	—	34,279	—	—	34,279
Shares issued upon exercise of prefunded warrant	1,666,667	—	—	—	2	—	—	2
Comprehensive income (loss)	—	—	—	—	—	70	(35,522)	(35,452)
Balance at September 30, 2025	19,652,513	$2	—	$—	$3,809,235	$56	$(3,724,207)	$85,086

(1)All share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(127,997)	$(126,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(33,125)	(48,029)
Non-cash interest expense on liabilities related to the sales of future royalties	16,415	17,959
Loss from equity method investment	7,381	—
Stock-based compensation	10,456	16,809
Depreciation and amortization	836	4,059
Impairment of right-of-use assets and property and equipment	—	8,329
Provision for net realizable value of inventory	—	20
Amortization of premiums (discounts), net	(3,626)	(7,711)
Changes in operating assets and liabilities:
Accounts receivable	—	(841)
Inventory	—	(808)
Operating leases, net	(9,407)	(7,620)
Other assets	(5,591)	(1,761)
Accounts payable	4,168	(1,023)
Accrued expenses	(3,062)	17,317
Net cash used in operating activities	(143,552)	(129,522)
Cash flows from investing activities:
Purchases of investments	(193,410)	(191,882)
Maturities of investments	192,691	275,247
Purchases of property and equipment	(153)	(1,009)
Payment of transaction costs and working capital adjustment from the sale of the Huntsville manufacturing facility	(697)	—
Net cash provided by (used in) investing activities	(1,569)	82,356
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans and other	456	35
Proceeds from secondary offering, net of underwriting discounts of $6,900	108,100	—
Proceeds from at-the-market offering, net of commissions of $1,066	34,489	—
Payments of offering costs associated with issuance of common stock	(1,150)	—
Proceeds from issuance of pre-funded warrant	—	30,000
Proceeds from sale of future royalties	—	15,000
Repurchase of common stock from Bristol-Myers Squibb	—	(3,000)
Net cash provided by financing activities	141,895	42,035
Effect of foreign exchange rates on cash and cash equivalents	6	(37)
Net decrease in cash and cash equivalents	(3,220)	(5,168)
Cash and cash equivalents at beginning of period	44,252	35,277
Cash and cash equivalents at end of period	$41,032	$30,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

We are conducting Phase 2b trials of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis which we initiated in October 2023 (the Phase 2b REZOLVE-AD trial) and in patients with severe-to-very severe alopecia areata which we initiated in March 2024 (the Phase 2b REZOLVE-AA trial). On February 24, 2025, we announced that we had entered into a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new onset stage 3 type 1 diabetes mellitus in a Phase 2 study. TrialNet will conduct the study with funding from the National Institutes of Health, primarily through the Special Statutory Funding Program for Type 1 Diabetes through the National Institute of Diabetes and Digestive and Kidney Diseases. Nektar will supply rezpegaldesleukin for the study and will retain all rights to the rezpegaldesleukin program under the collaboration.

On June 24, 2025, we announced data from the 16-week induction period of the ongoing Phase 2b REZOLVE-AD trial being conducted in 393 patients.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of September 30, 2025, we had approximately $270.2 million in cash and investments in marketable securities.

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

We filed a shelf registration statement on Form S-3 and a related prospectus (the Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) on April 1, 2025. Pursuant to the Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into an equity distribution agreement (the ATM Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million (the ATM Shares). The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock. We have agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents.

On July 2, 2025, pursuant to the Shelf Registration Statement, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share. The net proceeds to the Company from the 2025 Offering totaled approximately $107.2 million, after deducting underwriting discounts and commissions and offering costs. See Note 6 for additional information.

During the three months ended September 30, 2025, we issued 600,198 shares of our common stock under the ATM Sales Agreement at a weighted average price of $59.24 per share for net proceeds of $34.3 million after deducting related commissions and offering costs. In October 2025, we issued an additional 673,725 shares of our common stock under the ATM Sales Agreement at a weighted average price of $58.55 for net proceeds of $38.3 million after deducting related commissions. No ATM shares remain available for issuance under the ATM Sales Agreement.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses (to the extent recognized in other comprehensive income (loss)) and unrealized gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three and nine months ended September 30, 2025 and 2024. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity section of our Condensed Consolidated Balance Sheets. However, if we have concluded that we have substantially liquidated the entity, such as for our subsidiary in India, we recognize subsequent translation gains and losses in other income (expense) in our Condensed Consolidated Statements of Operations.

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

Significant Concentrations

Our customers are primarily pharmaceutical and biotechnology companies with whom we have multi-year arrangements. Before the sale of the Facility, our accounts receivable balance primarily contained trade receivables from product sales. We have not recorded provisions for credit losses for the three and nine months ended September 30, 2025 and 2024. Accounts receivable at September 30, 2025 and December 31, 2024 are immaterial due to the sale of the Facility in December 2024.

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

Treasury Stock

We record treasury stock activities under the cost method. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The re-issuance of treasury stock is accounted for on a first-in, first-out basis and any differences between the cost of treasury stock and the re-issuance proceeds are charged or credited to additional paid-in capital. In connection with the 2025 Offering, we re-issued all shares held in treasury stock. See Note 6 for additional information.

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

Under the equity method of accounting, our investment in Gannet BioChem is initially recorded at fair value. The carrying value of the investment is subsequently adjusted based on our share of the net income or loss of the entity which we present as gain or loss from equity method investment in our Condensed Consolidated Statements of Operations. We record our share of the equity method investment’s results of operations on a three-month lag basis.

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

Net Loss per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including the pre-funded warrant, as further disclosed in Note 4, during the periods presented. Shares of common stock into which the pre-funded warrant may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. For the three and nine months ended September 30, 2025 and 2024, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options, restricted stock units (RSUs) and performance stock units (PSUs), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Potentially dilutive securities	2,202,024	1,726,765	2,256,665	1,761,960

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$41,032	$44,252
Short-term investments	229,176	210,974
Long-term investments	—	13,869
Total cash and investments in marketable securities	$270,208	$269,095

Our portfolio of cash and investments in marketable securities consists of the following (in thousands):

		September 30, 2025				December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$70,569	$24	$(10)	$70,583	$109,711
Corporate commercial paper	2	149,333	26	(16)	149,343	119,542
Available-for-sale investments		$219,902	$50	$(26)	$219,926	$229,253
Money market funds	1				24,717	15,993
Certificates of deposit	2				14,215	14,027
Cash	N/A				11,350	9,822
Total cash and investments in marketable securities					$270,208	$269,095

For the three and nine months ended September 30, 2025 and 2024, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. As of September 30, 2025, we had 29 investments in unrealized loss positions and no investments had been in continuous unrealized loss positions for 12 months or longer. At December 31, 2024, our gross unrealized gains and losses were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid research and development expenses	$7,500	$1,947
Interest and other non-trade receivables	1,289	1,609
Other prepaid expenses	2,360	2,510
Total other current assets	$11,149	$6,066

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$8,606	$2,832
Accrued research and development expenses	12,084	14,453
Accrued contract termination costs	3,149	2,767
Other accrued expenses	4,755	9,920
Total accrued expenses	$28,594	$29,972

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of September 30, 2025, our imputed interest rate for the arrangement with HCR was 28%.

The original 2020 Purchase and Sale Agreement was to expire -- and wherein the right to receive royalties would revert to us -- if HCR received aggregate royalties of $210.0 million on or prior to December 31, 2025 (the 2025 Threshold), or, if the 2025 Threshold was not achieved by December 31, 2025, when HCR received aggregate royalties of $240.0 million. On March 4, 2024, Nektar and HCR amended the original 2020 Purchase and Sale Agreement (the Amendment), pursuant to which the parties agreed to remove our reversionary rights in the royalties in exchange for a $15.0 million payment from HCR. Accordingly, HCR will receive all future royalties of the products, and none of these royalties will return to Nektar. We accounted for the Amendment as a modification of the existing arrangement and therefore recorded the $15.0 million proceeds as an increase to the liability.

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30, 2025
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$7,197	$84,579	$91,776
Non-cash royalty revenue	(5,619)	(27,506)	(33,125)
Non-cash interest expense	1,983	14,432	16,415
Amortization of transaction costs	—	98	98
Liabilities related to the sales of future royalties, net – ending balance	$3,561	$71,603	$75,164

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

We own 20.0 million common units of Gannet BioChem at $1.00 per unit, representing 100% of the common units outstanding at both closing of the sale of the Facility and at September 30, 2025, and Ampersand owns 81.5 million preferred units at $1.00 per unit, representing 100% of the preferred units outstanding at closing and 99.7% of the preferred units outstanding as of September 30, 2025. Gannet BioChem has reserved 11.3 million appreciation rights for issuance to its officers, employees, directors and consultants, which may only be settled upon a “company sale” as defined by Gannet BioChem’s equity plan and convert to common units in determining their distribution, less the “base value”, which is equal to the fair value of the common units as determined by Gannet BioChem’s board of directors. As of September 30, 2025, Gannet BioChem has issued 8.2 million stock appreciation rights, which have a $1.00 base value.

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

We have significant influence, but do not control, Gannet BioChem through our noncontrolling representation on Gannet BioChem’s board of directors and our equity interests in Gannet BioChem. Accordingly, we do not consolidate Gannet BioChem and account for our investment in Gannet BioChem using the equity method of accounting. At closing of the sale of the Facility, we estimated the fair value of our equity investment in Gannet BioChem to be $12.2 million, which reflected Ampersand’s liquidation preferences described above. We record our share of Gannet BioChem’s gains and losses under the HLBV basis, which reflects Ampersand’s liquidation preferences as described above. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value, adjusted for any contributions made and distributions received during the period, as well as basis differences between the initial fair value of our investment in Gannet BioChem and our claim on the net assets of Gannet BioChem. Our loss from our investment in Gannet BioChem for the three and nine months ended September 30, 2025 is as follows (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Claim on net assets of Gannet BioChem - beginning of period	$5,371	$12,218
Claim on net assets of Gannet BioChem - end of period	4,837	4,837
Change in claim on net assets of Gannet BioChem	$(534)	$(7,381)

Gannet BioChem is considered a related party to Nektar. Concurrently with the closing of the transaction, we entered into certain ancillary agreements with Gannet BioChem, including supply agreements for rezpegaldesleukin and NKTR-255, and certain services agreements.

Supply Agreements

Under the terms of the supply agreements, Gannet BioChem has agreed to manufacture and supply the PEG reagents for use in clinical trials of these drug candidates at prices defined within the agreements. There are no minimum purchase commitments and Nektar can terminate the agreement for convenience upon prior written notice. For the three and nine months ended September 30, 2025, we did not make any purchases from Gannet BioChem.

Services Agreements

Pursuant to a transition services agreement and full-time employee equivalent agreement, Nektar is performing certain transition services for the benefit of Gannet BioChem, primarily related to information technology and accounting, and Gannet BioChem is performing certain transition services for the benefit of Nektar, primarily to support research and development activities. The terms of these agreements are no more than two years, subject to certain termination provisions. For the three and nine months ended September 30, 2025, we recorded $0.4 million and $1.2 million, respectively, as research and development expense for services provided by Gannet BioChem to us in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, we recorded $0.2 million and $1.1 million as other income in our Condensed Consolidated Statements of Operations for services provided by us to Gannet BioChem.

As of September 30, 2025, we recorded a net receivable of $0.2 million from Gannet BioChem and a payable of $0.3 million to Gannet BioChem, consisting of amounts billable under the services agreements. We report the net receivable and payable in other current asset and accrued expenses, respectively, in our Condensed Consolidated Balance Sheets.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company (Lilly) alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. On September 19, 2025, Lilly filed a motion to voluntarily dismiss its counterclaims with prejudice, which the Court granted on October 7, 2025. Lilly has filed a motion for summary judgment, and the court has not yet issued a decision on this motion, as well as other pre-trial motions filed by both parties that remain pending before the Court. Following the shutdown of the federal government, on October 14, 2025, the Court postponed the previously calendared October 27, 2025 starting date of the jury trial, and scheduled a status conference for the parties on December 11, 2025, following which we expect to learn additional details concerning the new starting date of the jury trial.

After previously authorizing good and service tax (GST) refunds of approximately $3.3 million for the period of July 2017 to September 2019, the Indian GST authorities issued a show cause notice in October 2023 seeking to recover this refund, plus penalties and interest, for which we have subsequently received a demand in September 2025 seeking payment to Indian GST authorities. We have not paid the demand in view of an appeal we filed with the Indian authorities, and believe the basis for both the show cause notice and demand is without merit. We believe a loss is not probable and therefore have not accrued a liability as of September 30, 2025.

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either September 30, 2025 or December 31, 2024.

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

On June 6, 2025, we also filed a Certificate of Amendment to Nektar’s Certificate of Incorporation (the Reverse Stock Split Amendment) to effect a reverse stock split of our common stock at a ratio of one-for-fifteen (the Reverse Stock Split). The Reverse Stock Split Amendment became effective as of 11:59 p.m. Eastern Time on June 8, 2025 (the Effective Time), at which time every fifteen shares of our common stock issued and outstanding immediately prior to the Effective Time were combined into one share of common stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Instead, any fractional shares resulting from the Reverse Stock Split were rounded up at the participant level if such shares of our common stock (including shares subject to issuance upon exercise of the pre-funded warrant) were held directly or rounded down to the nearest whole share of our common stock, if such shares were subject to an award granted under the 2017 Amended and Restated Performance Incentive Plan. Upon effectiveness of the Reverse Stock Split, the number of shares of common stock for which each outstanding option and pre-funded warrant to purchase common stock is exercisable was adjusted, and the exercise price of each outstanding option and pre-funded warrant to purchase common stock was adjusted. The Reverse Stock Split did not change the par value per share or the authorized number of shares of common stock and preferred stock. As a result of the Reverse Stock Split, we have retrospectively recast prior periods for shares of our common stock, including those issued, outstanding and treasury stock, weighted-average shares outstanding and loss per share.

On May 23, 2025, our shareholders approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance thereunder by 6,000,000 shares, which were subsequently adjusted to 400,000 shares due to the effect of the Reverse Stock Split.

As a result of the Reverse Stock Split, shares reserved for issuance under our employee stock plans are as follows:

	September 30, 2025	December 31, 2024
Stock options outstanding	2,185,410	2,203,927
Weighted average exercise price	$79.11	$83.73
RSUs outstanding	41,894	101,524
Shares available for future grant under the 2017 Performance Incentive Plan	921,896	551,727
Shares available for issuance under the employee stock purchase plan	46,650	47,383
Total shares reserved for issuance under our employee stock plans	3,195,850	2,904,561

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

Secondary Offering

On July 2, 2025, pursuant to the Shelf Registration Statement, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share, which included 638,298 shares sold upon exercise in full by the underwriters of their option to purchase additional shares of common stock in the 2025 Offering. The net proceeds to the Company from the 2025 Offering totaled approximately $107.2 million, after deducting underwriting discounts and commissions and other offering costs. The 2025 Offering was underwritten by Jefferies LLC, pursuant to an underwriting agreement that Nektar and Jefferies LLC had entered into on June 30, 2025.

In connection with the 2025 Offering, we re-issued all 552,307 shares held in treasury stock as of June 30, 2025.

At-The-Market Offering

During the three months ended September 30, 2025, we issued 600,198 shares of our common stock under the ATM Sales Agreement at a weighted average price of $59.24 per share for net proceeds of $34.3 million after deducting related commissions and offering costs. In October 2025, we issued an additional 673,725 shares of our common stock under the ATM Sales Agreement at a weighted average price of $58.55 for net proceeds of $38.3 million after deducting related commissions of approximately $1.2 million. No ATM shares remain available for issuance under the ATM Sales Agreement.

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

Biolojic Design, Ltd. (Biolojic): NKTR-0165

In 2021, we entered into a research collaboration and license option agreement with Biolojic to discover and develop agonistic antibodies that activate a novel and previously un-drugged target for the treatment of autoimmune diseases. In 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to this arrangement in all fields of use (other than in the field of oncology). As a result of exercising the option to gain an exclusive license, we may be required to pay up to $18.0 million based on the achievement of certain development milestones, including the first milestone of $3.0 million payable upon the acceptance of the first investigational new drug application, and up to $35.0 million based on the achievement of certain regulatory approval milestones. Each milestone is payable only once, regardless of the number of indications for which we develop the licensed product. We record a liability when a milestone payment becomes probable. As of September 30, 2025, no milestones have been achieved or are considered probable, and no liability has been recorded.

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

We determined that the BMS Collaboration Agreement falls within the scope of ASC 808. Based on the cost sharing provisions described above, we recognize the net reimbursement to (from) BMS as an increase (decrease) to the applicable expense. For the three months ended September 30, 2025 and 2024, such amounts are immaterial and are included in research and development expense.

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

Other

We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $11.5 million and $33.1 million for the three and nine months ended September 30, 2025, respectively and $15.7 million and $48.0 million for the three and nine months ended September 30, 2024, respectively, represents revenue for granting licenses which we had satisfied in prior periods.

We have a collaboration agreement with UCB for dapirolizumab pegol, under which we are entitled to a total of up to $40.0 million of regulatory approval milestones, as well as royalties in the low single digits based on net sales of commercialized products, if any. UCB is developing dapirolizumab pegol, a PEGylated antibody fragment, with Biogen, Inc. for the treatment of systemic lupus erythematosus. However, given the current phase of development of this product and the uncertainty in clinical development, we have excluded these milestones from the transaction price for this agreement.

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

Note 8 — Restructuring and Impairment

In connection with our 2022 and 2023 Restructuring Plans, restructuring and impairment includes the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$—	$—	$—	$8,329
Contract termination and other restructuring costs	140	46	756	5,981
Restructuring and impairment	$140	$46	$756	$14,310

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

For these impairment charges, we developed our estimates of sublease income based on market participant assumptions as described above, and we discounted the sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 6.2% for the three months ended June 30, 2024. We recorded no impairment charges for three and nine months ended September 30, 2025, nor for the three months ended September 30, 2024.

The following is a reconciliation of the impairment charges we recorded for the three and nine months ended September 30, 2024, including the net book values of the sublease assets before the impairment and the fair values of the sublease assets (in thousands):

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

The following are reconciliations of the contract termination and other costs for three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Liability balances as of December 31, 2024 and 2023, respectively	$9,078	$5,542
Expense recognized during the period	169	975
Payments during the period	(554)	(928)
Liability balances as of March 31, 2025 and 2024, respectively	$8,693	$5,589
Expense recognized during the period	447	4,960
Payments during the period	(836)	(887)
Liability balances as of June 30, 2025 and 2024, respectively	$8,304	$9,662
Expense recognized during the period	140	46
Payments during the period	(836)	(886)
Liability balances as of September 30, 2025 and 2024, respectively	$7,608	$8,822

As of September 30, 2025 and December 31, 2024, we report $3.1 million and $2.8 million, respectively, within accrued expenses and the remaining amounts within other long-term liabilities on our Condensed Consolidated Balance Sheets.

Note 9 — Stock-Based Compensation

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$—	$516	$—	$1,673
Research and development	1,630	2,010	4,268	6,337
General and administrative	1,442	2,865	6,188	8,799
Total stock-based compensation	$3,072	$5,391	$10,456	$16,809

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:	$11,790	$24,124	$33,425	$69,252
Operating costs and expenses:
Cost of goods sold	—	4,435	—	22,709
Clinical development, contract manufacturing and other third party costs
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	11,155	15,684	37,888	36,667
NKTR-0165 (tumor necrosis factor receptor type II agonist)	3,119	3,900	8,931	7,751
NKTR-255 (IL-15 receptor agonist)	1,413	5,108	5,034	12,790
Discovery research and other programs	163	(371)	1,018	1,869
Total clinical development, contract manufacturing and other third party costs	15,850	24,321	52,871	59,077
Employee costs (a)(b)	10,888	9,544	33,782	29,915
Facilities costs (a)	3,052	3,779	9,378	12,417
Other operating costs (a)(c)	10,297	11,013	37,881	33,442
Other segment expenses	3,375	5,377	11,950	31,238
Total operating costs and expenses	43,462	58,469	145,862	188,798
Loss from operations	(31,672)	(34,345)	(112,437)	(119,546)
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(6,047)	(6,020)	(16,415)	(17,959)
Interest income	2,819	3,437	7,662	11,558
Other income (expense), net	(121)	(120)	405	(255)
Total non-operating income (expense), net	(3,349)	(2,703)	(8,348)	(6,656)
Loss before provision (benefit) for income taxes and equity method investment	(35,021)	(37,048)	(120,785)	(126,202)
Provision (benefit) for income taxes	(33)	9	(169)	20
Loss before equity method investment	(34,988)	(37,057)	(120,616)	(126,222)
Loss from equity method investment	(534)	—	(7,381)	—
Net loss	$(35,522)	$(37,057)	$(127,997)	$(126,222)

Other segment expense items included within net loss include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$-	$-	$-	$8,329
Contract termination costs	140	46	756	5,981
Stock-based compensation (a)	3,072	4,875	10,456	15,136
Depreciation and amortization expense (a)	163	456	738	1,792
Total other segment expenses	$3,375	$5,377	$11,950	$31,238

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

Note 11 — Subsequent Events

In October 2025, we issued an additional 673,725 shares of our common stock under the ATM Sales Agreement at a weighted average price of $58.55 for net proceeds of $38.3 million after deducting related commissions of approximately $1.2 million. No ATM shares remain available for issuance under the ATM Sales Agreement.

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

Autoimmune and inflammatory diseases cause the immune system to mistakenly attack and damage healthy cells in a person’s body. A failure of the body’s self-tolerance mechanisms enables the formation of the pathogenic T lymphocytes that conduct this attack. Our drug candidate rezpegaldesleukin is a potential first-in-class resolution therapeutic that may address this underlying immune system imbalance in people with autoimmune disorders and inflammatory diseases. It is designed to target the interleukin-2 (IL-2) receptor complex in the body in order to stimulate proliferation of powerful inhibitory immune cells known as regulatory T cells (Treg cells). Describing the critical role of Treg cells in maintaining balance in the immune system earned Drs. Mary E. Brunkow, Fred Ramsdell and Shimon Sakaguchi, the Nobel Prize in medicine on October 6, 2025. By activating these Treg cells, rezpegaldesleukin may act to bring the immune system back into balance. Rezpegaldesleukin is being developed as a once or twice monthly self-administered injection for a number of autoimmune disorders and inflammatory diseases.

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

On September 18, 2025, we presented new data from the Phase 2b REZOLVE-AD trial at the European Academy of Dermatology and Venereology (EADV) 2025 Congress. Building on previously presented data, these data demonstrated that high dose rezpegaldesleukin achieved statistical significance on multiple patient-reported outcome assessments at completion of the 16-week induction period. Additionally, as observed interim data for patients who previously received placebo during the induction period and crossed over to receive 24 weeks of treatment with high dose rezpegaldesleukin had increased EASI-75 and vIGA-AD efficacy with extended dosing beyond week 16.

We remain on track for a topline data readout from the Phase 2b RESOLVE-AA study in December 2025.

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

In December 2024, we announced the results of our Phase 2 proof-of-concept study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma at the 66th ASH Annual Meeting and Exposition in San Diego, California. In the fifteen-person clinical trial, the NKTR-255 combined treatment group demonstrated an improved complete response rate (CRR) at six months, achieving 73% compared to 50% for the placebo, as assessed by a blinded independent central radiology review. Additionally, two patients treated with NKTR-255 converted from stable disease or partial response to complete responses at six months. No conversions from stable disease or partial response to complete response were observed in the placebo arm of the trial. The Fred Hutchinson Cancer Center is evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma as an investigator sponsored study. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We entered into a clinical study collaboration with AbelZeta Pharma, Inc. (AbelZeta) (formerly known as CBMG Holdings) to study NKTR-255 in combination with its C-TIL051, a tumor-infiltrating lymphocyte (TIL) therapy, in advanced non-small cell lung cancer (NSCLC) patients that are relapsed or refractory to anti-PD-1 therapy. Under the collaboration, we will contribute NKTR-255, and AbelZeta will add NKTR-255 to its ongoing AbelZeta-sponsored Phase 1 clinical trial. We also have an ongoing investigator sponsored study evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At September 30, 2025, we had approximately $270.2 million in cash and investments in marketable securities.

On July 2, 2025, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share. The net proceeds to the Company from the 2025 Offering totaled approximately $107.2 million, after deducting underwriting discounts, commissions and offering costs.

We previously entered into an equity distribution agreement (the ATM Sales Agreement) with Piper Sandler & Co. and BTIG, LLC to sell shares of our common stock by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act. During the three months ended September 30, 2025, we issued 600,198 shares of our common stock under the ATM Sales Agreement at a weighted average price of $59.24 per share for net proceeds of $34.3 million after deducting related commissions and offering costs. In October 2025, we issued an additional 673,725 shares of our common stock under the ATM Sales Agreement at a weighted average price of $58.55 for net proceeds of $38.3 million after deducting related commissions. No ATM shares remain available for issuance under the ATM Sales Agreement.

See Note 6 to our Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended September 30,		$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	2025	2024
Revenue:
Product sales	$—	$8,015	$(8,015)	(100)%
Non-cash royalty revenue related to sales of future royalties	11,490	15,731	(4,241)	(27)%
License, collaboration and other revenue	300	378	(78)	(21)%
Total revenue	11,790	24,124	(12,334)	(51)%
Operating costs and expenses:
Cost of goods sold	—	4,435	(4,435)	(100)%
Research and development	27,252	35,031	(7,779)	(22)%
General and administrative	16,070	18,957	(2,887)	(15)%
Restructuring and impairment	140	46	94	204%
Total operating costs and expenses	43,462	58,469	(15,007)	(26)%
Loss from operations	(31,672)	(34,345)	2,673	(8)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(6,047)	(6,020)	(27)	0%
Interest income	2,819	3,437	(618)	(18)%
Other income (expense), net	(121)	(120)	(1)	1%
Total non-operating income (expense), net	(3,349)	(2,703)	(646)	24%
Loss before provision (benefit) for income taxes and equity method investment	(35,021)	(37,048)	2,027	(5)%
Provision (benefit) for income taxes	(33)	9	(42)	(467)%
Loss before equity method investment	(34,988)	(37,057)	2,069	(6)%
Loss from equity method investment	(534)	—	(534)	100%
Net loss	$(35,522)	$(37,057)	$1,535	(4)%

	Nine Months Ended September 30,		$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	2025	2024
Revenue:
Product sales	$—	$20,689	$(20,689)	(100)%
Non-cash royalty revenue related to sales of future royalties	33,125	48,029	(14,904)	(31)%
License, collaboration and other revenue	300	534	(234)	(44)%
Total revenue	33,425	69,252	(35,827)	(52)%
Operating costs and expenses:
Cost of goods sold	—	22,709	(22,709)	(100)%
Research and development	87,618	92,163	(4,545)	(5)%
General and administrative	57,488	59,616	(2,128)	(4)%
Restructuring and impairment	756	14,310	(13,554)	(95)%
Total operating costs and expenses	145,862	188,798	(42,936)	(23)%
Loss from operations	(112,437)	(119,546)	7,109	(6)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(16,415)	(17,959)	1,544	(9)%
Interest income	7,662	11,558	(3,896)	(34)%
Other income (expense), net	405	(255)	660	(259)%
Total non-operating income (expense), net	(8,348)	(6,656)	(1,692)	25%
Loss before provision (benefit) for income taxes and equity method investment	(120,785)	(126,202)	5,417	(4)%
Provision (benefit) for income taxes	(169)	20	(189)	(945)%
Loss before loss from equity method investment	(120,616)	(126,222)	5,606	(4)%
Loss from equity method investment	(7,381)	—	(7,381)	100%
Net loss	$(127,997)	$(126,222)	$(1,775)	1%

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

Research and development expense decreased for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, as reported in the following table, which presents expenses incurred for direct third party costs for each of our drug candidates; personnel, overhead and other direct costs, as we utilize our employee and infrastructure resources across our development and research programs; and non-cash stock-based compensation and depreciation (in thousands):

	Three Months Ended September 30,		$ Change 2025 vs. 2024	Nine Months Ended September 30,		$ Change 2025 vs. 2024
	2025	2024		2025	2024
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	$11,155	$15,684	$(4,529)	$37,888	$36,667	$1,221
NKTR-0165 (tumor necrosis factor receptor type II agonist)	3,119	3,900	(781)	8,931	7,751	1,180
NKTR-255 (IL-15 receptor agonist)	1,413	5,108	(3,695)	5,034	12,790	(7,756)
Discovery research and other programs	163	(371)	534	1,018	1,869	(851)
Total clinical development, contract manufacturing and other third party costs	15,850	24,321	(8,471)	52,871	59,077	(6,206)
Personnel, overhead and other costs	9,747	8,353	1,394	30,246	25,593	4,653
Stock-based compensation and depreciation	1,655	2,357	(702)	4,501	7,493	(2,992)
Research and development expense	$27,252	$35,031	$(7,779)	$87,618	$92,163	$(4,545)

Research and development expense for rezpegaldesleukin increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to the increase in the patients enrolled and sites activated for our Phase 2b studies in patients with moderate-to-severe atopic dermatitis and in patients with severe-to-very severe alopecia areata, both of which completed enrollment in the three months ended March 31, 2025. This increase was partially offset by lower levels of manufacturing activities. Research and development expense for rezpegaldesleukin decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to lower levels of manufacturing activities and a decrease in expense for our Phase 2b atopic dermatitis study as patients entered the maintenance phase. As a result of the data from our Phase 2b RESOLVE-AD trial, we expect research and development expense for rezpegaldesleukin for full year 2025 to increase as compared to 2024, as we commence certain activities to support a Phase 3 trial for this program.

Research and development expense for NKTR-0165 increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, as we are conducting IND enabling activities for this program. We expect development expense for NKTR-0165 for the full year 2025 to increase slightly as compared to the full year 2024 for this same reason. In December 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. (Biolojic) in 2021. As we continue development of NKTR-0165, we may owe additional milestone payments to Biolojic. See Note 7 to our Condensed Consolidated Financial Statements for additional information.

Research and development expense for NKTR-255 decreased for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, as we have completed our Phase 2 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma, and we expect development expense for NKTR-255 for full year 2025 to decrease as compared to 2024 for this same reason. Our development expense for NKTR-255 for the periods presented include our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study, and investigator-sponsored studies, one evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma and one evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

Personnel, overhead and other costs increased for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, for increased personnel costs to support our rezpegaldesleukin program and increases in allocations of overhead costs to research and development expense as we no longer allocate such costs to costs of goods sold, following the sale of the Facility, and we expect these costs for full year 2025 to increase as compared to 2024 for these same reasons. Stock-based compensation expense decreased for the periods presented due to lower valuations on more recent grants as a result of a decrease in our stock price.

We expect research and development expense in total for full year 2025 to increase slightly as compared to 2024, as we commence certain activities to support a Phase 3 trial for rezpegaldesleukin, continue development of NKTR-0165 and initiate research activities for NKTR-0166.

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
•
the competition faor patient recruitment from competitive drug candidates being studied in the same clinical setting;
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

General and administrative expense decreased for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively. For the periods presented, facilities expense decreased primarily due to the impairment charges we recorded in 2024, resulting in decreased lease expense following the impairment, and stock-based compensation expense decreased due to lower valuations on more recent grants due to the decrease in our stock price. Legal expenses increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

We expect general and administrative expense for full year 2025 to be comparable to full year 2024.

Restructuring and Impairment

In connection with our restructuring plans, we reported the following costs in restructuring and impairment as further described and disclosed in Note 8 to our Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$—	$—	$—	$8,329
Contract termination and other restructuring costs	140	46	756	5,981
Restructuring and impairment	$140	$46	$756	$14,310

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

•
Contract termination and other restructuring charges: We recognized $7.3 million in contract termination costs for the full year 2024 in connection with our Restructuring Plans. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, we will continue to recognize expense as our estimates change until final settlement.

Interest Income

Interest income decreased for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, primarily due to lower investment balances as we have utilized our investment balances to fund operations. We expect interest income to decrease for 2025 due to lower interest rates.

Loss from Equity Method Investment

As discussed in Note 4 to our Condensed Consolidated Financial Statements, we determine our gain or loss on our equity method investment in Gannet BioChem using the hypothetical liquidation at book value (HLBV) due to Ampersand’s priority liquidation preference and right to receive a cumulative preferred dividend. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, subject to certain adjustments for any contributions, distributions and basis differences. We report our gain or loss from our equity method investment in Gannet Biochem on a three-month lag. Therefore, our loss recorded for the three months ended September 30, 2025, reflects Gannet BioChem’s activities for the three months ended June 30, 2025, and our loss recorded for the nine months ended September 30, 2025, reflects Gannet BioChem’s activities from closing on December 2, 2024 through June 30, 2025. Our losses for these periods reflect Ampersand’s cumulative preferred dividend earned for such periods and Gannet BioChem’s net losses for such periods. Our loss of $7.4 million for the nine months ended September 30, 2025 includes $2.5 million of Ampersand’s transaction costs deducted from Ampersand’s cash investment in Gannet BioChem.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of September 30, 2025, we had approximately $270.2 million in cash and investments in marketable securities.

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

We filed a shelf registration statement on Form S-3 and a related prospectus (the Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) on April 1, 2025. Pursuant to the Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into an equity distribution agreement (the ATM Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million (the ATM Shares). The sales of the ATM Shares will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock. We have agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents.

On July 2, 2025, pursuant to the Shelf Registration Statement, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share. The net proceeds to the Company from the 2025 Offering totaled approximately $107.2 million, after deducting underwriting discounts, commissions and offering costs. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

In September and October 2025, we issued 1,273,923 shares of our common stock under the ATM Sales Agreement at a weighted average price of $58.87 per share for net proceeds of $72.5 million after deducting related commissions and offering costs of approximately $2.5 million. No ATM shares remain available for issuance under the ATM Sales Agreement.

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

As a result of our restructuring plans, we are seeking to sublease all of our laboratory and office space in the Mission Bay Facility and our office space in the Third St. Facility, and we have current subleases for a portion of the Mission Bay Facility. The San Francisco Bay Area office lease market has been negatively impacted by economic uncertainties, particularly impacting the technology industry, and the change in work habits, as employees continue to work remotely. Accordingly, for the Third St. Facility, there is significant uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. Meanwhile, the San Francisco Bay Area life sciences lease market continues to be weak as a significant amount of leasable space remains available in the San Francisco Bay Area. Accordingly, there is uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any.

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

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2025 and 2024 totaled $143.6 million and $129.5 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase for 2025 as compared to 2024.

Cash flows from investing activities

During the nine months ended September 30, 2025, we purchased $0.7 million investments, net of maturities as we have invested the proceeds from our equity financings, offset by funding our operations. During the nine months ended September 30, 2024, the maturities of our investments, net of purchases, totaled $83.4 million, which we used to fund our operations. Our other investing activities were not significant for the periods presented.

Cash flows from financing activities

Other than the financing activities described above, our cash flows from financing activities for the nine months ended September 30, 2025 and 2024 were not significant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2025 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in systemic lupus erythematosus (SLE) conducted by Lilly did not meet the study’s primary endpoint and that Lilly did not intend to advance rezpegaldesleukin to Phase 3 development in SLE. On April 27, 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the Lilly Agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We have initiated two Phase 2b rezpegaldesleukin studies: one in patients with moderate-to-severe atopic dermatitis, and another in patients with severe-to-very severe alopecia areata, and will collaborate with TrialNet to conduct a Phase 2 study of rezpegaldesleukin in patients with new onset stage 3 Type 1 diabetes mellitus. We will also explore other autoimmune indications for the development of rezpegaldesleukin. While we believe we currently have the documents, records, and data that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional documents, records and data that Lilly generated as part of the early development of rezpegaldesleukin under the Lilly Agreement and for which Lilly has not yet transferred to us. In the event Lilly fails to promptly and completely transfer to us any additional needed materials or we are not able to independently source these documents, records and data (e.g., from vendors or third parties who may also have these materials), the continued clinical development of rezpegaldesleukin and our business may be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.

Additionally, promising results from earlier trials may not predict similarly favorable outcomes in subsequent trials. For example, our drug candidates (particularly those being evaluated in the oncology setting and in connection with the placebo crossover patients in the Phase 2b REZOLVE-AD study) have been tested in clinical trials or parts of clinical trials that utilize an “open-label” approach. An “open-label” approach occurs where both the patient and investigator know whether the patient is receiving the investigational drug candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational drug candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our drug candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control. Also, results from “double blinded” studies where both the patient and investigator do not know whether the patient is receiving the investigational drug candidate may not be predictive of future clinical trial results. One or more clinical failures of our drug candidates would jeopardize and could materially harm our business, results of operations and financial condition.

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
•
delays associated with third parties, such as a past collaboration partner, failing to provide us with all the necessary documents, data and materials necessary to conduct clinical trials; and

•
delays resulting from a shutdown, or uncertainty surrounding the potential for future shutdowns, of the U.S. government, including the FDA.

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

Our partnered and proprietary products and drug candidates compete with various pharmaceutical and biotechnology companies. For rezpegaldesleukin, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based, microbiome-based, or toleragenic-based therapies (Symbiotix, LLC, Apogee Therapeutics, Janssen, AstraZeneca and Tizona Therapeutics), regulatory T cell therapies (Sangamo Therapeutics, Inc., Quell Therapeutics, Ltd, TxCell, Inc., Sonoma Biotherapeutics, Inc., GentiBio, Inc. Kyvema Therapeutics, Inc. and Tract Therapeutics, Inc.), IL-2-based-therapies (Amgen Inc., BMS, Novartis, Inc., ILTOO Pharma, Xencor, Inc. Merck & Co., through its acquisition of Pandion Therapeutics, and Sanofi SA, through its acquisition of Synthorx, Inc.) or OX40/OX40L class (Sanofi SA and Amgen Inc.). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include Artiva Biotherapeutics, Fate Therapeutics, ImmunityBio, Inc., Nkarta Therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). For NKTR-0165, we believe companies targeting the TNFR2 pathway for the treatment of patients with autoimmune disease include Dualyx, TRexBio, Inc., Odyssey Therapeutics, Inc. and Pfizer, Inc. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies noncompetitive or obsolete.

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

As of September 30, 2025, we had cash and investments in marketable securities valued at approximately $270.2 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

In the United States and markets in other countries, patients generally rely on third party payers to reimburse all or part of the costs associated with their treatment. In both domestic and foreign markets, sales of our partnered and proprietary products that receive regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third party payers, such as government programs, including Medicare and Medicaid in the U.S., managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a drug candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution. Third party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. For more information, see “Business – Government Regulation – Coverage, Reimbursement, and Pricing” section in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

For the nine months ended September 30, 2025, we reported a net loss of $128.0 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

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

In addition, government shutdowns (including continuation of the current shutdown of the U.S. federal government that began on October 1, 2025), if prolonged, could significantly impact the ability of government agencies upon which we rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company (Lilly) alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. On September 19, 2025, Lilly filed a motion to voluntarily dismiss its counterclaims with prejudice, which the Court granted on October 7, 2025. Lilly has filed a motion for summary judgment, and the court has not yet issued a decision on this motion, as well as other pre-trial motions filed by both parties that remain pending before the Court. Following the shutdown of the federal government, on October 14, 2025, the Court postponed the previously calendared October 27, 2025, starting date of the jury trial, and scheduled a status conference for the parties on December 11, 2025, following which we expect to learn additional details concerning the new starting date of the jury trial.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at September 30, 2025.

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

Our stock price is volatile. During the three months ended September 30, 2025, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $21.68 to $60.33 per share (on a post-reverse split basis). In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

Our operations and performance may be affected by global economic and political conditions. The global economy has recently experienced volatility and disruptions. Adverse macroeconomic conditions, including inflation, economic recession, volatility in the financial markets, supply chain shortages, changes to fiscal and monetary policy or government budget dynamics, promulgations of new executive orders under the Trump administration, and other challenges in the global economy may adversely affect our business and those of our partners. Our operations and performance (or the operations and performance of our partners and service providers) may be negatively affected by political or civil unrest or military action, terrorist activity, and unstable governments and legal systems. For example, in late February 2022, Russia commenced a military invasion of Ukraine, and the sustained conflict in Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, has contributed to increased market volatility and uncertainty. In particular, sanctions imposed by the U.S., EU and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. In addition, in October 2023, conflicts arose in Israel and Gaza following terrorist attacks in Israel. As the conflicts between Ukraine and Russia and escalating conflicts in the Middle East continue, further sanctions, retaliatory attacks, market volatility and uncertainty may occur, any of which could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Director and Section 16 Officer Trading Arrangements and Policies

Howard W. Robin, our President and Chief Executive Officer, previously entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule10b5-1(c) under the Exchange Act on May 22, 2025, which provided for the sale of up to an aggregate 19,998 (on a post-reverse split basis) shares of the Company’s common stock (comprised of previously vested restricted stock units and exercised stock options). The plan terminated on September 9, 2025 upon completion of all transactions thereunder.

In the fiscal quarter ended September 30, 2025, no other directors or Section 16 officers of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
Date: November 6, 2025