Form 10-K
period 2025-12-31
NEKTAR THERAPEUTICS
filed 2026-03-13
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, as reported on The NASDAQ Capital Market, was approximately $318 million.

As of March 11, 2026, the number of outstanding shares of the registrant’s common stock was 28,687,963.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

NEKTAR THERAPEUTICS

2025 ANNUAL REPORT ON FORM 10-K

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
o
we depend on third parties to conduct laboratory experiments, preclinical studies and clinical trials for our drug candidates and any failure of those parties to fulfill their obligations according to our instructions and protocol standards could harm our research and development plans and adversely affect our business; and.
o
while we believe we currently have the documents, records and data that are necessary for us to continue clinical development of rezpegaldesleukin, our ability to perform important development and regulatory activities will be significantly harmed if Eli Lilly and Company fails to continue to cooperate with us in the transfer of all documents, records and data associated with the rezpegaldesleukin program.
•
Risks Related to our Financial Condition and Capital Requirements:
o
we have substantial future capital requirements and there is a risk we may not have access to sufficient capital to meet our current business plan;
o
a significant source of our revenue and capital for research and development has been derived from our collaboration agreements, and if we are unable to establish collaboration partnerships with attractive commercial terms, including significant development milestones and research and development cost-sharing, our business, results of operations and financial condition could suffer; and
o
we expect to continue to incur substantial net losses from operations and may not achieve or sustain profitability in the future.

•
Risks Related to Supply and Manufacturing:
o
if our contract manufacturers are not able to manufacture drugs or drug substances in sufficient quantities that meet applicable quality standards, our business, financial condition and results of operations could be harmed; and
o
our contract manufacturers purchase some of the starting material for drugs and drug candidates from a single source or a limited number of suppliers and we are dependent on Gannet BioChem for the supply of the polyethylene glycol reagents (PEG reagents) used in the manufacture of rezpegaldesleukin and NKTR-255, and the partial or complete loss of one of these suppliers could cause production and clinical trial delays.
•
Risks Related to Intellectual Property, Litigation and Regulatory Concerns:
o
we or our partners may not obtain regulatory approval for our drug candidates on a timely basis, or at all;
o
disruptions to the normal functioning of the U.S. Food and Drug Administration (FDA) and other government agencies could hinder their ability to perform required activities and may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business;
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

PART I

Item 1. Business

Nektar Therapeutics (Nektar, we) is a clinical stage, research-based drug discovery biopharmaceutical company focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology to identify and create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g., rezpegaldesleukin and NKTR-0165/0166, respectively) and cancer (e.g. NKTR-255). We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

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

Rezpegaldesleukin

Our drug candidate rezpegaldesleukin is a potential first-in-class resolution therapeutic that may address this underlying immune system imbalance in people with autoimmune disorders and inflammatory diseases. It is designed to target the interleukin-2 (IL-2) receptor complex in the body in order to stimulate proliferation of powerful inhibitory immune cells known as Treg cells. Describing the critical role of Treg cells in maintaining balance in the immune system earned Drs. Mary E. Brunkow, Fred Ramsdell and Shimon Sakaguchi, the Nobel Prize in medicine on October 6, 2025. By activating these Treg cells, rezpegaldesleukin may act to bring the immune system back into balance. Rezpegaldesleukin is being developed as a self-administered injection for a number of autoimmune disorders and inflammatory diseases.

We developed rezpegaldesleukin and own full rights to this drug candidate. Although we previously entered into a license agreement with Eli Lilly and Company (Lilly) in 2017 (the Lilly Agreement) to develop and commercialize rezpegaldesleukin, on April 23, 2023, we received from Lilly a notice of at-will termination of the Lilly Agreement, and on April 27, 2023, we announced that we would be regaining full rights to rezpegaldesleukin.

On October 13, 2023, we announced final efficacy data from a Phase 1b study of rezpegaldesleukin in adult patients with atopic dermatitis (Phase 1b AD Study) at the European Academy of Dermatology and Venereolgy conference. The final efficacy data from the Phase 1b AD study showed that patients with moderate-to-severe atopic dermatitis that were treated with rezpegaldesleukin had dose-dependent improvements in the eczema area and severity index (EASI), validated investigated global assessment (vIGA), body surface area (BSA), and itch numeric rating scale (NRS) over twelve weeks of treatment compared to placebo, which were sustained post-treatment over an additional thirty-six weeks. Rezpegaldesleukin was well tolerated with no patients in the rezpegaldesleukin groups experiencing severe, serious, or fatal adverse events, and no anti-rezpegaldesleukin antibodies were detected.

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

In March 2024, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with severe-to-very severe alopecia areata (the Phase 2b RESOLVE-AA trial). On July 29, 2025, we announced that the FDA had granted Fast Track designation for rezpegaldesleukin for the treatment of severe-to-very severe alopecia areata in adult and pediatric patients 12 years of age and older who weigh at least 40 kg.

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

REZOLVE-AD Study

On June 24, 2025, we announced statistically significant data from the 16-week induction period of the ongoing Phase 2b REZOLVE-AD trial being conducted in 393 patients. In the trial, patients were randomized (3:3:3:2) to receive subcutaneous treatment with one of three doses of rezpegaldesleukin: a high dose of 24 µg/kg every two weeks (q2w), a middle dose of 18 µg/kg q2w, and a low dose of 24 µg/kg every four weeks (q4w), or placebo q2w. The primary endpoint and secondary endpoints were assessed at week 16. Following the 16-week induction period, rezpegaldesleukin-treated patients who achieved Eczema Area and Severity Score (EASI) percent score reductions of >50 were re-randomized (1:1) to continue at the same dose level on a q4w or q12w regimen through week 52 in a blinded maintenance period. Placebo patients with EASI percent score reductions of >50 percent continue to receive placebo q4w.

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

On September 18, 2025, we presented new data from the Phase 2b REZOLVE-AD trial at the European Academy of Dermatology and Venereology (EADV) 2025 Congress. Building on previously presented data, these data demonstrated that high dose of 24 µg/kg q2w rezpegaldesleukin achieved statistical significance on multiple patient-reported outcome assessments at completion of the 16-week induction period. Additionally, as observed interim data for patients who previously received placebo during the induction period and crossed over to receive 24 weeks of treatment with high dose rezpegaldesleukin had increased EASI-75 and vIGA-AD efficacy with extended dosing beyond week 16.

On February 10, 2026, we announced data from the blinded 36-week maintenance period of the Phase 2b REZOLVE-AD trial. Rezpegaldesleukin demonstrated long-term durability and continued atopic dermatitis disease symptom improvement during the maintenance period. Q4w and q12w dosing regimens resulted in sustained disease control for EASI-75, EASI-90, vIGA-AD response, and Itch NRS response, with the 24 µg/kg q4w and q12w regimens showing the highest maintenance of response at week 52. 71% and 83% of patients maintained EASI-75 responses and 85% and 63% maintained vIGA-AD 0/1 responses with 24 µg/kg qw4 and q12w dosing, respectively, at week 52. A meaningful proportion of patients achieved new EASI-75, EASI-90, Itch NRS and vIGA-AD 0/1 responses at week 52 of the study. A two to five fold increase in percentage of patients who achieved EASI-100 was observed in the 24 µg/kg q4w and q12w dosing regimens. Among all re-randomized patients from week 16 to week 52, q4w maintenance dosing increased EASI-100 response from 4% to 22% and q12w dosing increased EASI-100 response from 9% to 18%. Among re-randomized patients who had an EASI-75 or vIGA-AD response at maintenance baseline, q4w dosing increased EASI-100 response from 6% to 30% and q12w dosing increased EASI-100 response from 14% to 27%.

The safety profile of rezpegaldesleukin in maintenance was consistent with observations from the induction part of the study. Rezpegaldesleukin was well-tolerated with no new safety concerns identified during the maintenance and escape periods. The discontinuation rate due to adverse events was 3.5% for all aggregated patients. Overall rates of TEAEs were 72% for rezpegaldesleukin treated patients, 65% for placebo patients in maintenance, and 83% for all escape patients. The most frequent TEAE was injection site reactions, nearly all of which were mild (77%), and which occurred at a lower rate and frequency than observed in the initial induction part of the study (discontinuation rate due to injection site reactions was 0.7%).

REZOLVE-AA Study

On December 16, 2025, we announced topline results from the 36-week induction treatment period of the ongoing Phase 2b REZOLVE-AA study being conducted in 92 patients with severe-to-very-severe alopecia areata. Patients were randomized (3:3:2) to receive one of two rezpegaldesleukin doses (24 µg/kg or 18 µg/kg) or placebo, administered as a subcutaneous injection twice monthly. The primary endpoint was the mean percentage reduction from baseline in the Severity of Alopecia Tool (SALT) score at week 36. Following 36 weeks, patients who demonstrated hair growth but had not yet reached SALT>20 had the option to continue for an additional 16 weeks of treatment through week 52 in a blinded extension period. Primary and secondary endpoints were assessed at the end of the 36-week induction treatment period.

Both rezpegaldesleukin dose arms more than doubled the SALT score reduction treatment effect observed with placebo, with the majority of patients experiencing hair growth at week 16 or later. A mean percent SALT reduction at week 36 of 28.2% for the 24 µg/kg rezpegaldesleukin arm, 30.3% for the 18 µg/kg rezpegaldesleukin arm, and 11.2% for placebo (p=0.186 and p=0.121, respectively) was observed. At all timepoints, the rezpegaldesleukin treatment arms separated from placebo in the study. Both rezpegaldesleukin treatment arms showed a dose dependent clinical treatment effect as compared to placebo on the key secondary endpoints of SALT ≤30, SALT≤20 and SALT≤10 and SALT30.

Four of 92 patients included in the modified intent-to-treat (mITT) analysis were found to have study eligibility violations that should have disqualified them for randomization into the trial. Both rezpegaldesleukin treatment arms met statistical significance on the primary endpoint when excluding the four patients with major study eligibility violations. At week 36, the mean percent SALT reduction was 29.6% for 24 µg/kg, 30.4% for 18 µg/kg, and 5.7% for placebo (p=0.049 and p=0.042, respectively). Importantly, the absolute treatment effect for the rezpegaldesleukin arms was similar with or without the exclusion of eligibility violations. One patient in the placebo arm with an eligibility violation accounted for the 5.5% difference in the performance of the placebo arm.

Consistent with prior studies, a favorable safety and tolerability profile was observed, with nearly all TEAEs mild-to-moderate in severity and self-resolving, even in patients receiving 52 weeks of treatment. The discontinuation rate due to adverse events was 1.4% in the combined rezpegaldesleukin treatment arms. No patients discontinued treatment due to an ISR. The placebo adjusted-ISR rate was consistent with prior studies, with 87.0% of ISRs reported as mild. There was no increased risk of major adverse cardiovascular events, thrombosis, infection, acne or oral herpes for REZPEG-exposed patients, compared to placebo.

NKTR-0165 and NKTR-0166

We believe that our preclinical tumor necrosis factor (TNF) receptor type II (TNFR2) agonist asset, NKTR-0165 is a potentially unique bivalent antibody that selectively stimulates TNFR2 receptor activity, without modulation of the TNFR1 signaling. TNFR2 signaling drives immunoregulatory function and is an important gatekeeper of inflammation and its absence or deficit is associated with a broad range of autoimmune diseases. TNFR2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. NKTR-0165 is being developed for potential treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. We are currently conducting Investigational New Drug (IND) enabling studies for this program, after having exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. We have also designed a unique bispecific antibody, NKTR-0166, that incorporates the TNFR2 agonist epitope and an antagonist epitope validated in the treatment of rheumatology diseases. As a dual agonist:antagonist of known pathways associated with disease pathogenesis, this investigational antibody is being developed to address a number of rheumatic disorders.

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

We believe our preclinical PEG-Colony Stimulating Factor (PEG-CSF1) program, NKTR-422, which is a polyethylene glycol modified version of the CSF1 protein that is intended to optimize receptor interaction and to selectively modulate resolution processes of inflammation, has applications in a number of therapeutic indications including acute and chronic inflammation as well as fibrosis. Colony Stimulating Factor 1 (CSF1), also known as macrophage colony-stimulating factor (M-CSF), is a cytokine that plays a crucial role in the development, survival and function of mononuclear phagocytes, including macrophages and monocytes. In tissues, CSF1 signaling regulates the biology of anti-inflammatory tissue-resident macrophages and NKTR-422 is designed to specifically target and drive the biology of this key anti-inflammatory cell population.

Many of our drug candidates incorporate advanced and proven polymer conjugate technology, which involves conjugating polyethylene glycol to a pharmaceutically active agent, a process often referred to as “PEGylation.” PEGylation has been a highly effective technology for the development of therapeutics with significant commercial success, such as Amgen’s Neulasta® (pegfilgrastim) and UCB’s CIMZIA® (certolizumab pegol). We previously owned a manufacturing facility in Huntsville, Alabama (the Facility), which manufactured our proprietary polyethylene glycol reagents (PEG reagents) for our PEGylation and advanced polymer conjugate technology operations. As discussed in Notes 1 and 12 to our Consolidated Financial Statements, in December 2024, we sold the Facility and assigned our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners, and we have retained an approximate 20% equity investment at the time of closing in Gannet BioChem.

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

	Primary or Target	Drug
Drug	Indications	Marketer/Partner	Status(1)

ADYNOVATE® and ADYNOVI® (brand name for ADYNOVATE® in Europe)	Hemophilia A	Takeda Pharmaceutical Company Limited	Approved 2015*

MOVANTIK® (naloxegol tablets) and MOVENTIG® (brand name for MOVANTIK® in Europe)	Opioid-induced constipation in adult patients with chronic non-cancer pain (US); Opioid-induced constipation in adult patients who have and inadequate response to laxatives (EU).	AstraZeneca AB	Approved 2014*

CIMZIA® (certolizumab pegol)	Crohn’s disease, Rheumatoid arthritis, and Psoriasis/ Ankylosing Spondylitis	UCB Pharma	Approved 2008**

MIRCERA® (C.E.R.A.) (Continuous Erythropoietin Receptor Activator)	Anemia associated with chronic kidney disease in patients on dialysis and patients not on dialysis	F. Hoffmann-La Roche Ltd	Approved 2007**

Macugen® (pegaptanib sodium injection)	Age-related macular degeneration	Bausch Health Companies Inc.	Approved 2004

	Primary or Target	Drug
Drug	Indications	Marketer/Partner	Status(1)
(formerly, Valeant Pharmaceuticals International, Inc.)

Somavert® (pegvisomant)	Acromegaly	Pfizer Inc.	Approved 2003

Dapirolizumab Pegol	Systemic Lupus Erythematosus	UCB Pharma (Biogen)	Phase 3

(1)
Status definitions are:

Approved — regulatory approval to market and sell product obtained in one or more of the U.S., EU or other countries. Year indicates first regulatory approval.

Phase 3 — drug candidate in large-scale clinical trials conducted to obtain regulatory approval to market and sell the drug (these trials are typically initiated following encouraging Phase 2 trial results).

* In December 2020, pursuant to a purchase and sale agreement (the 2020 Purchase and Sale Agreement) we sold to entities managed by Healthcare Royalty Management, LLC (HCR) our rights to receive royalties on future worldwide sales of ADYNOVATE®/ADYNOVI® and MOVANTIK®/MOVANTIG® (as well as REBINYN® and specified licensed products under a Right to Sublicense Agreement, dated October 27, 2017) from and after October 1, 2020 under a capped arrangement. On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for a $15.0 million payment to Nektar.

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

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with Good Manufacturing Practices (cGMP) requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and good clinical practices (GCPs). If the FDA determines the manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will require the facility to take corrective action and provide documentation evidencing the implementation of such corrective action, which may delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCPs, the FDA may determine the data generated by the site should be excluded from the primary efficacy analyses provided in the NDA or BLA, and request additional testing or data. Additionally, the FDA ultimately may still decide that the application does not satisfy the regulatory criteria for approval.

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

Orphan Drug Designation and Exclusivity

In the U.S., under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a biological product or drug in the U.S. for this type of disease or condition will be recovered from sales of the product. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. In addition, the Orphan Drug Act provides for protocol assistance, tax credits, research grants, and exclusions from user fees for sponsors of orphan products. Once a product receives orphan drug exclusivity, a second product that is considered to be the same drug for the same approved use or indication generally may be approved during the exclusivity period only if the second product is shown to be “clinically superior” to the original orphan drug in that it is more effective, safer or otherwise makes a “major contribution to patient care” or the holder of exclusive approval cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similar incentives also are available for orphan drugs in the EU.

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

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, or OBBBA, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On December 19, 2025, Centers for Medicare and Medicaid Services (CMS) released two proposed rules that would incorporate most‑favored nation, or MFN, pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B, would require manufacturers of specified single‑source drugs and sole‑source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole‑source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five‑year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid, or GENEROUS, Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards, or PDABs, and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits, or UPLs, on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.

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

Patents and Proprietary Rights

We own more than 150 U.S. and 650 foreign patents and a number of pending patent applications that cover various aspects of research and development efforts. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our research and development efforts and our drug candidates. More specifically, our patents and patent applications cover polymer architecture, drug candidates, formulations, methods of making polymers and polymer conjugates, methods of administering our drug candidates, and methods of manufacturing polymers and polymer conjugates. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of twenty years from the earliest non-provisional patent application filing priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

Customer Concentrations

Our revenue has been derived from our collaboration agreements with partners, under which we may receive a combination of revenue elements including up-front payments for licensing agreements, clinical research reimbursement or co-funding, milestone payments based on clinical progress, regulatory progress or net sales achievements, royalties and/or, before the sale of the Facility, product sales revenue. Our revenues are concentrated among a limited number of collaboration partners under long-term arrangements. Before the sale of the Facility, we derived the substantial majority of our PEGylation reagent product sales from UCB and Pfizer. Following the 2020 Purchase and Sale Agreement and sale of the Facility, substantially all of our revenues are non-cash royalty revenues.

Following the termination of our collaboration agreement with Eli Lilly and Company, we do not have a collaboration agreement for rezpegaldesleukin. Therefore, we will not receive collaboration-based revenues for our lead drug candidates, rezpegaldesleukin, NKTR-255, NKTR-0165 and NKTR-0166, unless we enter into new collaboration agreements for these drug candidates.

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

Product and Program Specific Competition

Rezpegaldesleukin

There are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based, microbiome-based, or toleragenic-based therapies (Regeneron, Leo Pharma, Eli Lilly and Company, Galderma, Symbiotix, LLC, Apogee Therapeutics, Janssen Pharmaceuticals, AstraZeneca and Tizona Therapeutics), regulatory T cell therapies (Sangamo Therapeutics, Inc., Quell Therapeutics, Ltd., Sonoma Biotherapeutics, Inc. GentiBio, Inc., Kyvema Therapeutics, Inc. and Tract Therapeutics, Inc.), or IL-2 based therapies (Sanofi SA (through its acquisition of Synthorx, Inc.)) or OX40/OX40L class (Sanofi SA).

NKTR-255

There are numerous companies engaged in developing immunotherapies with different approaches to enhancing NK cell populations which are a key component of the innate immune system. The approaches include engineered biologics targeting the IL-15 pathway as well as autologous and allogenic cell therapy approaches. For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include ImmunityBio, Inc., Nkarta, Inc., NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.).

NKTR-0165 and NKTR-0166

Several companies are developing selective TNFR2 agonists as potential therapies for patients with various autoimmune diseases. These companies often employ an antibody or fusion protein to target the TNFR2 pathway and include TRexBio, Inc. and Odyssey Therapeutics, Inc.

Research and Development

Our total research and development expenditures can be disaggregated into the following significant types of expenses (in thousands):

	Year Ended December 31,
	2025	2024
Third party and direct materials costs	$69,419	$76,850
Personnel, overhead and other costs	42,204	34,629
Stock-based compensation and depreciation	5,707	9,429
Research and development expense	$117,330	$120,908

Manufacturing and Supply

The Facility we sold to Gannet BioChem manufactures PEG reagents for subsequent conjugation to active pharmaceutical ingredients (APIs). As a result of the sale of the Facility, we are dependent on Gannet BioChem for the supply of the PEG reagents used in the manufacture of rezpegaldesleukin and NKTR-255.

As we do not have the capabilities to manufacture biologics or finished drug products for our development programs, we utilize contract manufacturers to manufacture all components of our drug candidates and our finished drug products, and we believe that they have sufficient capacity to meet our demands. We will utilize the services of contract manufacturers for all phases of clinical development and eventual commercialization. We typically order materials and services on a purchase order basis for early phase clinical development products and enter into long-term supply arrangements only for late-stage products nearing regulatory approval for marketing authorization. Our contract manufacturers have contractual obligations to comply with all applicable laws and regulations.

We generally contract with a single contract manufacturer for the supply of our drug candidates and our finished drug products, and we are solely dependent on Gannet BioChem for the supply of PEG reagents. Accordingly, there is a risk that if such supply or services were interrupted, it could materially harm our business.

Environment

Before the sale of the Facility, as a manufacturer of PEG reagents for clinical drug candidates and commercial drug products, we were subject to inspections generally applicable to manufacturers of important components of pharmaceuticals, particularly inspections carried out by the FDA and the U.S. Environmental Protection Agency for compliance with cGMP and other U.S. regulatory requirements, including U.S. federal, state and local regulations regarding environmental protection and hazardous and controlled substance controls, among others. Following the sale of the Facility, we remain subject to inspections, including those brought by the FDA as we sponsor a number of INDs, and environmental regulators as we maintain office facilities in San Francisco, California. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We incurred significant expenditures to ensure we were in compliance with these laws and regulations. To our knowledge, we complied with all material governmental regulations applicable to our business. We would be subject to significant penalties for failure to comply with these laws and regulations.

Human Capital

As of December 31, 2025, we had 63 employees, of which 39 employees were engaged in research and development activities. Substantially all of our employees are located in the U.S. We have a number of employees who hold advanced degrees, such as a Ph.D. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We are committed to attracting, developing, advancing and retaining a diverse and talented workforce. As part of our measures to attract and retain personnel, we offer a total rewards package to our full-time employees consisting of base salary, cash bonuses based on individual and company performance, equity compensation and comprehensive benefits, including health insurance, life insurance, retirement plans, and paid holiday and vacation time. We support our employees’ further development by providing professional development opportunities. We believe that we maintain good relations with our employees.

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

Information About Our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of March 12, 2026:

Name	Age	Position
Howard W. Robin	73	Director, President and Chief Executive Officer
Sandra Gardiner	60	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Jonathan Zalevsky, Ph.D.	51	Senior Vice President and Chief Research and Development Officer

Howard W. Robin has served as our President and Chief Executive Officer since January 2007 and has served as a member of our board of directors since February 2007. Mr. Robin has more than 40 years of successful biopharmaceutical experience managing clinical development and commercial operations. Prior to joining Nektar, Mr. Robin served as President and Chief Executive Officer of Sirna Therapeutics, a clinical-stage biotechnology company pioneering RNAi-based therapies for serious diseases and conditions, including age-related macular degeneration (AMD), hepatitis C, respiratory syncytial virus (RSV) and Huntington's disease. During his tenure at Sirna from 2001 to 2006, Mr. Robin successfully re-launched the company and created significant shareholder value that led to its acquisition by Merck. Prior to joining Sirna, Mr. Robin was Senior Vice President and General Manager of the therapeutics division of Berlex Laboratories, the U.S. pharmaceutical subsidiary of the German pharmaceutical firm Schering AG, where he was responsible for the development of drugs, such as Betaseron(R) (Interferon beta-1b), the first therapy for multiple sclerosis, and Fludara(R) (fludarabine phosphate), the first therapy for chronic lymphocytic leukemia. These drugs generated annual global sales in excess of $1.5 billion. Prior to joining Berlex, Mr. Robin was a senior associate with Arthur Andersen & Co. Mr. Robin received his B.S. in Accounting and Finance from Fairleigh Dickinson University, where he previously served as a member of its Board of Trustees.

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

Our partnered and proprietary products and drug candidates compete with various pharmaceutical and biotechnology companies. For rezpegaldesleukin, there are a number of competitors in various stages of clinical development that are working on programs which are designed to correct the underlying immune system imbalance in the body due to autoimmune disease. In particular, we expect to compete with therapies that could be cytokine-based, microbiome-based, or toleragenic-based therapies (Symbiotix, LLC, Apogee Therapeutics, Janssen, AstraZeneca and Tizona Therapeutics), regulatory T cell therapies (Sangamo Therapeutics, Inc., Quell Therapeutics, Ltd, TxCell, Inc., Sonoma Biotherapeutics, Inc., GentiBio, Inc. Kyvema Therapeutics, Inc. and Tract Therapeutics, Inc.), IL-2-based-therapies (Sanofi SA, through its acquisition of Synthorx, Inc.) or OX40/OX40L class (Sanofi SA). For NKTR-255, we believe companies that are currently researching and developing engineered IL-15 biologics and cell therapies that could compete with this drug candidate include ImmunityBio, Inc., Nkarta Therapeutics, NKMax America, and Roche/Genentech (through its partnership with Xencor, Inc.). For NKTR-0165, we believe companies targeting the TNFR2 pathway for the treatment of patients with autoimmune disease include TRexBio, Inc. and Odyssey Therapeutics, Inc. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies noncompetitive or obsolete.

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

We have substantial future capital requirements and there is a risk that we may not have access to sufficient capital to meet our current business plan. If we are unable to raise additional capital in one or more financing transactions, execute new high value collaborations or other arrangements, or do not receive substantial milestone or royalty payments from our existing collaboration agreements, we would be unable to continue our current level of investment in research and development.

As of December 31, 2025, we had cash and investments in marketable securities valued at approximately $245.8 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. In both domestic and foreign markets, sales of our partnered and proprietary products that receive regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third-party payers, such as government programs, including Medicare and Medicaid in the U.S., managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a drug candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution. Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. For more information, see “Business – Government Regulation – Coverage, Reimbursement, and Pricing” section.

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

For the year ended December 31, 2025, we reported a net loss of $164.1 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

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

Our 2022 and 2023 Restructuring Plans prioritized key research and development efforts that will impact the Company’s future business activities, including activities involving rezpegaldesleukin, NKTR-255, NKTR-0165, NKTR-0166 and several core research programs. There is no guarantee that these Restructuring Plans and their associated cost restructuring measures will achieve their intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. Consequently, we may need to undertake additional restructuring and cost-saving activities to further prioritize our key research and development efforts and these additional restructuring and cost-saving activities may not be successful, which could have a material adverse effect on our business, financial condition and prospects.

Risks Related to Supply and Manufacturing

If our contract manufacturers are not able to manufacture biologic substance or substances in sufficient quantities that meet applicable quality standards, it could delay clinical studies or constitute a breach of our contractual obligations, any of which could significantly harm our business, financial condition and results of operations.

If our contract manufacturing organizations (CMOs) are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, it could delay our or our collaboration partners’ clinical studies or result in a breach of our contractual obligations. As a result, we could incur substantial costs and any royalty revenue that we would otherwise be entitled to receive could be reduced, delayed or eliminated. In most cases, we rely on CMOs to manufacture and supply drug product for our clinical studies and those of our collaboration partners. As a result of the sale of the Facility, we are currently dependent on Gannet BioChem for the supply of the PEG reagents used in the manufacture of our PEG-conjugate drug candidates, including rezpegaldesleukin and NKTR-255. The manufacturing of biologics involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, and challenges in controlling for all of these variables. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party CMOs required for drug supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by us or our CMOs to supply API or drug products in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all, and our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or drug candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason or if our CMOs change manufacturing facility sites, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO or a facility and additional costs, including potential tariffs associated with international sites, could negatively affect our ability to develop drug candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our drug candidate that such CMO owns independently. This would increase our reliance on such a CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or drug candidates. In addition, in the case of the CMOs that supply our drug candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past, we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation or drug delivery method, which may cause significant delays in clinical development or increased costs. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

Our CMOs purchase some of the starting material for biologics and biologic candidates from a single source or a limited number of suppliers and we are dependent on Gannet BioChem for the suppy of the PEG reagents, and the partial or complete loss of one of these suppliers could cause production delays and clinical trial delays.

We often face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could cause production delays or clinical trial delays. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our PEGylation and advanced polymer conjugate drug formulations. As a result of the sale of the Facility, we are also dependent on Gannet BioChem for PEG reagents used in the manufacture of rezpegaldesleukin and NKTR-255. Any interruption in supply, diminution in quality of raw materials supplied to our CMOS or failure to procure such raw materials on commercially feasible terms or in the supply of PEG reagents could harm our business by delaying our clinical trials, impeding potential commercialization of drugs or increasing our costs.

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

We depend on our collaboration partners, independent clinical investigators, contract research organizations and other third-party service providers to conduct preclinical studies and clinical trials for our drug candidates, including to monitor, record, manage and analyze data generated from these studies. We rely heavily on these parties for the successful execution of our preclinical studies and clinical trials. Though we are ultimately responsible for the results of their activities, many aspects of their activities are beyond our control, such as the timing, conduct and management of data developed through these studies and trials. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trials, but the independent clinical investigators may prioritize other projects over ours or communicate issues regarding our drug candidates to us in an untimely manner. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements, such as good laboratory practice or good clinical practice, or our stated protocols or eligibility criteria and enrollment standards and any subsequent data generated may be deemed unacceptable. We rely on our collaboration partners and other third parties to manage, analyze and transmit clinical data, and those partners and third parties may not carry out the performance of their duties with the required degree of care or skill to ensure valid and scientifically reliable work products. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials, the failure of third parties to properly conduct our clinical trials, or erroneously reported data could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.

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

Increased price levels resulting from inflation have resulted in increased operating costs. In addition, the United States Federal Reserve has held interest rates at higher levels than in the past decade in response to concerns about inflation and the timing and extent of future reductions remain uncertain. Increases in or elevated interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks.

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

The ultimate effects of health epidemics are uncertain and subject to change and these effects could have a negative impact on our clinical trial timelines, operations, financial condition and prospects.

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

Generally, if a drug candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same approved use or indications for seven years. Even if we are able to obtain orphan drug designation or orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same approved use or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same approved use or condition if, among other things, the FDA concludes that the later drug is clinically superior, if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Even if we receive orphan drug designation or orphan drug exclusivity for any of our drug candidates, there is no guarantee that we will enjoy the benefits of such designations or exclusivity periods.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 150 U.S. and 650 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have been issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic’s commercialization, the patent may only provide a short period of protection following the commercialization of the covered product. In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Governmental policy can also change the commercial potential of our product candidates, including efforts to increase patient access to lower-cost generic and biosimilar drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information, see “Business – Government Regulation – Legislative and Regulatory Landscape.”

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
•
the availability of capital.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. Recent CMS proposals, including the GLOBE, GUARD, and GENEROUS, could also materially impact our revenue. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Disruptions to the normal functioning of the FDA and other government agencies could hinder their ability to perform and carry out important roles and activities on which the operation of our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, in 2025, changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions or marketing applications. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Over the last several years, the U.S. government has shut down several times, including from October 1, 2025 through November 12, 2025, and from January 31, 2025 through February 3, 2026. Government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which we rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. On September 19, 2025, Lilly filed a motion to voluntarily dismiss its counterclaims with prejudice, which the Court granted on October 7, 2025. Lilly has filed a motion for summary judgment, and the court has not yet issued a decision on this motion, as well as other pre-trial motions filed by both parties that remain pending before the Court. Following the shutdown of the federal government, on October 14, 2025, the Court postponed the previously calendared October 27, 2025, starting date of the jury trial. The Court has set a new jury trial date of September 8, 2026.

On March 6, 2026, a putative class action complaint was filed in the U.S. District Court for the Northern District of California against the Company, our CEO, CFO and Chief Research and Development Officer, captioned Schramke v. Nektar Therapeutics, et al. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC rules promulgated thereunder, seeks damages, attorneys’ fees and other relief, and alleges, among other things, that from February 26, 2025 through December 15, 2025, the defendants made misleading statements and/or failed to disclose material information regarding the REZOLVE-AA trial. The Company denies the claims, believes they are without merit, and intends to defend vigorously against this litigation.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at December 31, 2025.

Any actual or alleged (failure to comply with privacy and data protection laws, could subject us to fines, penalties, increased regulatory scrutiny, or suspension or exclusion from participation in government healthcare programs. Any of these outcomes could adversely affect our business, financial condition and results of operations.

Our business is subject to many federal, state and foreign privacy and data protection laws and regulations governing the collection, use, disclosure and security of personal information, including information we collect from individuals participating in our clinical trials and our employees, among others. In the U.S., in addition to federal laws such as the HIPAA (as amended by HITECH) and Section 5 of the FTC Act, that may apply to our business, numerous states have passed comprehensive privacy laws relating to the privacy and security of personal information, including health information. Legal requirements often vary across jurisdictions in significant ways, complicating compliance efforts. The global data protection landscape continues to rapidly evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

For example, the California Consumer Privacy Act (CCPA) grants California consumers expanded rights regarding their personal information, including the right to access, correct, delete, and limit the sharing, use and disclosure of personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase the risk of data breach litigation and compliance costs. Similarly comprehensive state privacy laws have become effective in more than a dozen other U.S. states. In addition, certain states have passed laws specifically regulating consumer health information. For example, Washington’s My Health My Data Act (MHMDA) requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, which may increase our potential liability and compliance costs and adversely affect our business.Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

The European Regulation 2016/679, known as the General Data Protection Regulation (EU GDPR), the implementing legislation of EU Member States, which became effective on May 25, 2018, and the EU GDPR as incorporated into the laws of the United Kingdom (UK GDPR) (together with the EU GDPR, the GDPR) apply to the collection and processing of personal data, including health-related information, by companies located in the EU and UK, or in certain circumstances, by companies located outside of the EU or UK and processing personal information of individuals located in the EU or UK. The GDPR is wide-ranging in scope and imposes strict obligations on the ability to process personal data, including health-related information, in particular in relation to their collection, use, disclosure and transfer. These include several requirements relating to, for example, (i) ensuring a legal basis or condition applies to the processing of personal data and, in some situations where required, obtaining the consent of the individuals to whom the personal data relates, (ii) the information provided to the individuals about how their personal information is used, (iii) responding to data subject requests, (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches, (v) implementing safeguards in connection with the security and confidentiality of the personal data, (vi) accountability requirements and (vii) taking certain measures when engaging third-party processors. The GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA) and UK, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. The GDPR also permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, 24, prohibits transfers of data, including health data, genetic data, and biospecimens, to countries of concern, including China. The rule also prohibits covered businesses from granting access to certain investment agreements, employment agreements and vendor agreements involving such data to countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, may result in exclusion from participation in federal and state programs and may restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.

Any actual or alleged failure to comply with data protection laws, including with respect to information relating to our employees and/or clinical patients, could result in reputational harm, monetary fines (such as those imposed by the GDPR and CCPA), civil suits, civil penalties or criminal sanctions and requirements to disclose the breach, and the development of our drug candidates could be delayed. In addition, we continue to be subject to new and evolving data protection laws and regulations from a variety of jurisdictions, and there is a risk that our systems and processes for managing and protecting data may be found to be inadequate, which could materially adversely affect our business, financial condition and results of operations.

Like many companies, we may use artificial intelligence (AI) technologies, including generative AI, which presents risks and challenges that can impact our business, including by posing cybersecurity risks to our confidential information, proprietary information, and personal data.

We use AI technologies, including generative AI and commercially available tools, in the operation of our business. The use of new and evolving technologies, such as AI, may present risks and challenges that can adversely impact our business and reputation, including cybersecurity, data privacy, information technology, confidentiality, regulatory, legal, operational, competitive, intellectual property, and other risks. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, bias and inequality, environmental and other harms may flow from our development or use of AI technologies. Certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement.

Government and supranational regulation related to AI is evolving as new laws and regulations are implemented globally and could significantly increase the burden and operational cost of compliance in this area, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing regulation related to AI governance, use and ethics, which may also increase the burden and cost of research, development and compliance. For example, the EU’s Artificial Intelligence Act (AI Act) entered into force on August 1,

2024, with important sections scheduled to come into effect on August 2, 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and encourages providers and deployers of AI systems and general purpose AI models, and encourages providers and deployers of AI systems to account for EU ethical principles when developing and using AI technology. If we develop or deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability and administrative requirements.

In the U.S., the regulatory environment for AI is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating artificial intelligence model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by such laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including AI, to engage in illegal activities such as the theft and misuse of personal or proprietary information. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Our stock price is volatile. During the year ended December 31, 2025, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $7.35 to $65.69 per share (on a post-reverse split basis). In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including, among others, the risks described in this section titled “Risk Factors” and the following:

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

General Risk Factors

We significantly rely on information technology systems and infrastructure, and any failure, inadequacy, damage, interruption, compromise, incident or breach, or security lapse of that technology within our internal computer systems and infrastructure, or those of our partners, vendors, CROs, CMOs or other contractors or consultants, may result in a material disruption of our development programs and our operations and financial condition.

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

Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Cybersecurity incidents and data breaches have been increasing in frequency, levels of persistence, sophistication and intensity, and can include unauthorized activity by our employees, contractors and other third parties, as well as by third parties who use cyberattack techniques involving malware, ransomeware, hacking and social engineering fraud (including phishing attacks) and business email compromises, among others. Additionally, the risk of data breaches, cybersecurity incidents, cyber-attacks or other security events may be heightened as a result of new technologies, including artificial intelligence, and an increase in the number of employees who adopted a remote working environment, which may be less secure and more susceptible to hacking attacks or other security compromises or breaches. Our information technology systems and infrastructure, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to intentional or inadvertent wrongful conduct by employees and vendors, natural disasters, terrorism, war, telecommunication and electrical failures and the types of interruption, compromise and damage described above. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss or misappropriation of preclinical data or data from any clinical trial involving our drug candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure or misuse of our trade secrets, personal data or other confidential and/or proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate, mitigate and remediate cybersecurity incidents or compromises and comply with applicable legal obligations, including breach notification obligations to individuals, regulators, partners and others, could be significant and our reputation could be materially damaged. We could also be exposed to litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities, including fines, penalties, and other legal and financial exposure and liabilities. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

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

Our operations and performance may be affected by global economic and political conditions. The global economy has recently experienced volatility and disruptions. Adverse macroeconomic conditions, including inflation, economic recession, volatility in the financial markets, supply chain shortages, changes to fiscal and monetary policy or government budget dynamics, promulgations of new executive orders under the Trump administration, and other challenges in the global economy may adversely affect our business and those of our partners. Our operations and performance (or the operations and performance of our partners and service providers) may be negatively affected by war, political or civil unrest or military action, terrorist activity, and unstable governments and legal systems. Sanctions imposed by the U.S., EU and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. Conflicts in Israel, Gaza, Iran and the Middle East may lead to further sanctions, retaliatory attacks, market volatility and uncertainty, any of which could have a material adverse effect on our business.

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

Governance Related to Cybersecurity Risks

Our cyber risk management program and related operations and processes are directed by the Head of IT in consultation with the legal team and our third-party security advisor. Currently, the Head of IT role is held by an individual who has over 20 years of information technology experience. The Head of IT reports to the Chief People Officer.

The Head of IT meets with the Chief People Officer and the legal team to periodically to discuss and review our cybersecurity risk management processes and to address matters related to potential cybersecurity and information technology risks, with input from the Company’s third-party technology providers, as appropriate. In addition, the Head of IT has regular meetings with our managed security service provider to inform our cyber risk management processes and reporting to management. The Head of IT, working with the Chief People Officer and the legal team, provides periodic reports on cybersecurity and information technology matters to the audit committee, which is responsible for reviewing and overseeing the Company’s risk management process, including cybersecurity risks.

The Chief People Officer and the legal team along with the audit committee periodically report on cybersecurity risk management to the full board of directors. The board of directors, as a whole and through its committees, has responsibility for the periodic review and oversight of information technology risks, including cybersecurity risks.

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

Alabama

We previously owned facilities consisting of approximately 124,000 square feet in Huntsville, Alabama, which housed laboratories as well as administrative, clinical and commercial manufacturing facilities for our PEGylation and advanced polymer conjugate technology operations as well as manufacturing of APIs for early clinical studies. These facilities were sold to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners via the Asset Purchase Agreement on December 2, 2024.

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

Holders of Record

As of March 11, 2026, there were approximately 130 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain all available funds and any future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered securities and there were no common stock repurchases made during the year ended December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2025 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K and is incorporated herein by reference from our proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The following graph compares, for the five year period ended December 31, 2025, the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) the NASDAQ Composite Index, (ii) the NASDAQ Biotechnology Index and (iii) the RDG SmallCap Biotechnology Index. Measurement points are the last trading day of each of our fiscal years ended December 31, 2020, December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. The graph assumes that $100 was invested on December 31, 2020 in the common stock of the Company, the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the RDG SmallCap Biotechnology Index and assumes reinvestment of any dividends. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Nektar Therapeutics
NASDAQ Composite
NASDAQ Biotechnology
RDG SmallCap Biotechnology

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
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

Overview

Strategic Direction of Our Business

Nektar Therapeutics is a clinical stage, research-based drug discovery biopharmaceutical company focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology to identify and create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g., rezpegaldesleukin and NKTR-0165, respectively) and cancer (e.g., NKTR-255). We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

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

On June 24, 2025, we announced statistically significant data from the 16-week induction period of the ongoing Phase 2b REZOLVE-AD trial being conducted in 393 patients. In the trial, patients were randomized (3:3:3:2) to receive subcutaneous treatment with one of three doses of rezpegaldesleukin: a high dose of 24 µg/kg every two weeks (q2w), a middle dose of 18 µg/kg q2w, and a low dose of 24 µg/kg every four weeks (q4w), or placebo q2w. The primary endpoint and secondary endpoints were assessed at week 16. Following the 16-week induction period, rezpegaldesleukin-treated patients who achieved Eczema Area and Severity Score (EASI) percent score reductions of >50 were re-randomized (1:1) to continue at the same dose level on a q4w or q12w regimen through week 52 in a blinded maintenance period. Placebo patients with EASI percent score reductions of >50 percent continue to receive placebo q4w.

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

On February 10, 2026, we announced data from the blinded 36-week maintenance period of the Phase 2b REZOLVE-AD trial. Rezpegaldesleukin demonstrated long-term durability and continued atopic dermatitis disease symptom improvement during the maintenance period. Q4w and q12w dosing regimens resulted in sustained disease control for EASI-75, EASI-90, vIGA-AD response, and Itch NRS response, with the 24 µg/kg q4w and q12w regimens showing the highest maintenance of response at week 52. 71% and 83% of patients maintained EASI-75 responses and 85% and 63% maintained vIGA-AD 0/1 responses with 24 µg/kg qw4 and q12w dosing, respectively, at week 52. A meaningful proportion of patients achieved new EASI-75, EASI-90, Itch NRS and vIGA-AD 0/1 responses at week 52 of the study. A two to five fold increase in percentage of patients who achieved EASI-100 was observed in the 24 µg/kg q4w and q12w dosing regimens. Among all re-randomized patients from week 16 to week 52, q4w maintenance dosing increased EASI-100 response from 4% to 22% and q12w dosing increased EASI-100 response from 9% to 18%. Among re-randomized patients who had an EASI-75 or vIGA-AD response at maintenance baseline, q4w dosing increased EASI-100 response from 6% to 30% and q12w dosing increased EASI-100 response from 14% to 27%.

The safety profile of rezpegaldesleukin in maintenance was consistent with observations from the induction part of the study. Rezpegaldesleukin was well-tolerated with no new safety concerns identified during the maintenance and escape periods. The discontinuation rate due to adverse events was 3.5% for all aggregated patients. Overall rates of TEAEs were 72% for rezpegaldesleukin treated patients, 65% for placebo patients in maintenance, and 83% for all escape patients. The most frequent TEAE was injection site reactions, nearly all of which were mild (77%), and which occurred at a lower rate and frequency than observed in the initial induction part of the study (discontinuation rate due to injection site reactions was 0.7%).

On December 16, 2025, we announced topline results from the 36-week induction treatment period of the ongoing Phase 2b REZOLVE-AA study being conducted in 92 patients with severe-to-very-severe alopecia areata. Patients were randomized (3:3:2) to receive one of two rezpegaldesleukin doses (24 µg/kg or 18 µg/kg) or placebo, administered as a subcutaneous injection twice monthly. The primary endpoint was the mean percentage reduction from baseline in the Severity of Alopecia Tool (SALT) score at week 36. Following 36 weeks, patients who demonstrated hair growth but had not yet reached SALT>20 had the option to continue for an additional 16 weeks of treatment through week 52 in a blinded extension period. Primary and secondary endpoints were assessed at the end of the 36-week induction treatment period.

Both rezpegaldesleukin dose arms more than doubled the SALT score reduction treatment effect observed with placebo, with the majority of patients experiencing hair growth at week 16 or later. A mean percent SALT reduction at week 36 of 28.2% for the 24 µg/kg rezpegaldesleukin arm, 30.3% for the 18 µg/kg rezpegaldesleukin arm, and 11.2% for placebo (p=0.186 and p=0.121, respectively) was observed. At all timepoints, the rezpegaldesleukin treatment arms separated from placebo in the study. Both rezpegaldesleukin treatment arms showed a dose dependent clinical treatment effect as compared to placebo on the key secondary endpoints of SALT ≤30, SALT≤20 and SALT≤10 and SALT30.

Four of 92 patients included in the modified intent-to-treat (mITT) analysis were found to have study eligibility violations that should have disqualified them for randomization into the trial. Both rezpegaldesleukin treatment arms met statistical significance on the primary endpoint when excluding the four patients with major study eligibility violations. At week 36, the mean percent SALT reduction was 29.6% for 24 µg/kg, 30.4% for 18 µg/kg, and 5.7% for placebo (p=0.049 and p=0.042, respectively). Importantly, the absolute treatment effect for the rezpegaldesleukin arms was similar with or without the exclusion of eligibility violations. One patient in the placebo arm with an eligibility violation accounted for the 5.5% difference in the performance of the placebo arm.

Consistent with prior studies, a favorable safety and tolerability profile was observed, with nearly all TEAEs mild-to-moderate in severity and self-resolving, even in patients receiving 52 weeks of treatment. The discontinuation rate due to adverse events was 1.4% in the combined rezpegaldesleukin treatment arms. No patients discontinued treatment due to an ISR. The placebo adjusted-ISR rate was consistent with prior studies, with 87.0% of ISRs reported as mild. There was no increased risk of major adverse cardiovascular events, thrombosis, infection, acne or oral herpes for REZPEG-exposed patients, compared to placebo.

We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. Our lead research program is based on tumor necrosis factor (TNF) receptor type II (TNFR2) agonism, without modulation of the TNFR1 signaling, after we exercised an option in December 2023 to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. TNFR2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. NKTR-0165 is being developed for potential treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. We are currently conducting Investigational New Drug (IND) enabling studies for this program. We have also designed a unique bispecific antibody, NKTR-0166, that incorporates the TNFR2 agonist epitope and an antagonist epitope validated in the treatment of rheumatology diseases. As a dual agonist:antagonist of known pathways associated with key pathways linked to disease pathogenesis, this investigational antibody is being developed to address a number of rheumatic disorders.

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

We are continuing select developmental studies of NKTR-255 in combination with cell therapies and checkpoint inhibitors while we evaluate additional strategic partnership pathways for the program. We are continuing our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study. We also have two investigator sponsored studies, one evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma and one evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation.

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
•
2020 Purchase and Sale Agreement: In December 2020, we sold our rights, subject to a cap, to receive royalties from MOVANTIK® / MOVENTIG® (for the treatment of opioid-induced constipation), ADYNOVATE® / ADYNOVI® (a half-life extension product of Factor VIII) and other hemophilia products, under our arrangements with AstraZeneca AB, Baxalta, Inc. (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.), and Novo Nordisk A/S, respectively, for $150.0 million to entities managed by Healthcare Royalty Management, LLC (HCR). On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for $15.0 million. See Note 6 to our Consolidated Financial Statements for additional information.

We continued to manufacture the polymer reagents used in the production of some of the drug products until the sale of our manufacturing facility in Huntsville, Alabama (the Facility) in December 2024. On December 2, 2024, we completed the sale of the Facility and assigned our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners (Ampersand) for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem. See Note 11 to our Consolidated Financial Statements for additional information. The sale of the Facility does not alter the royalties or other milestones payable under these agreements or our collaboration agreement with UCB for dapirolizumab pegol as further disclosed in Note 9 to our Consolidated Financial Statements.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At December 31, 2025, we had approximately $245.8 million in cash and investments in marketable securities.

On July 2, 2025, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share. The net proceeds to the Company from the 2025 Offering totaled approximately $107.2 million, after deducting underwriting discounts, commissions and offering costs.

We previously entered into an equity distribution agreement (the April 2025 ATM Sales Agreement) with Piper Sandler & Co. and BTIG, LLC to sell shares of our common stock by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act. In September and October 2025, we issued 1,273,923 shares of our common stock under the April 2025 ATM Sales Agreement at a weighted average price of $58.87 per share for net proceeds of $72.5 million after deducting related commissions and offering costs. No April 2025 ATM shares remain available for issuance under the April 2025 ATM Sales Agreement.

On February 13, 2026, we completed the sale of and issuance of 7,637,931 shares of common stock at a price of $58.00 per share and 293,103 pre-funded warrants at price of $57.9999 per pre-funded warrant in an underwritten public offering (the 2026 Offering). The estimated net proceeds from the 2026 Offering totaled approximately $432.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

From February 20, 2026 through March 11, 2026, we issued 639,131 shares of our common stock under the November 2025 ATM Sales Agreement at a weighted average price of $71.15 per share for net proceeds of $44.1 million after deducting related commissions of approximately $1.4 million.

Results of Operations

The results of operations for the years ended December 31, 2025 and 2024 are presented below (in thousands, except percentages).

	Year Ended December 31,		$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	2025	2024
Revenue:
Product sales	$—	$33,563	$(33,563)	(100)%
Non-cash royalty revenue related to sales of future royalties	54,932	64,267	(9,335)	(15)%
License, collaboration and other revenue	300	597	(297)	(50)%
Total revenue	55,232	98,427	(43,195)	(44)%
Operating costs and expenses:
Cost of goods sold	—	30,686	(30,686)	(100)%
Research and development	117,330	120,908	(3,578)	(3)%
General and administrative	68,673	76,751	(8,078)	(11)%
Restructuring and impairment	9,331	15,670	(6,339)	(40)%
Gain on sale of the Huntsville manufacturing facility	—	(40,390)	40,390	(100)%
Total operating costs and expenses	195,334	203,625	(8,291)	(4)%
Loss from operations	(140,102)	(105,198)	(34,904)	33%
Non-operating income (expense):
Non-cash interest expense on liabilities related to sales of future royalties	(26,184)	(28,112)	1,928	(7)%
Interest income	10,438	14,500	(4,062)	(28)%
Other income (expense), net	361	(390)	751	(193)%
Total non-operating income (expense), net	(15,385)	(14,002)	(1,383)	10%
Loss before benefit for income taxes and equity method investment	(155,487)	(119,200)	(36,287)	30%
Benefit for income taxes	(138)	(239)	101	(42)%
Loss before equity method investment	(155,349)	(118,961)	(36,388)	31%
Loss from equity method investment	(8,727)	—	(8,727)	n/m
Net loss	$(164,076)	$(118,961)	$(45,115)	38%

n/m - not meaningful

Revenue

Our revenue has historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners.

•
Product sales and Cost of goods sold: Product sales included predominantly fixed price manufacturing and supply agreements with our collaboration partners and were the result of firm purchase orders from those partners. Due to the sale of the Facility in December 2024, we no longer recognize product sales or costs of goods sold under these arrangements in 2025.
•
Non-cash royalty revenue and Non-cash interest expense: We recognize non-cash royalty revenue and non-cash interest expense resulting from royalties on several products for which we had previously sold our rights to receive royalties under the 2012 and 2020 Purchase and Sale Agreements. See Note 6 to our Consolidated Financial Statements for additional information regarding these agreements. These non-cash revenues and expenses have no effect on our cash flows, and we do not consider them material to our operations. We expect non-cash royalty revenue to decrease for 2026 as compared to 2025 due to the end of the royalty terms for several products, and we expect non-cash interest expense to increase slightly as a result of a higher effective interest rate.

On March 4, 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for a $15.0 million payment to Nektar. See Note 6 to our Consolidated Financial Statements for additional information.

•
License, collaboration and other revenue: License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements. The amount of revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. License, collaboration and other revenue was not material for 2024 or 2025, and, unless we enter into a new collaboration agreement with upfront payments, we do not expect to recognize significant revenue in 2026.

The timing and future success of our drug development programs and those of our collaboration partners are subject to a number of risks and uncertainties. See Item 1A. Risk Factors for discussion of the risks associated with the complex nature of our collaboration agreements.

Research and Development Expense

Research and development expense consists primarily of clinical study costs, contract manufacturing costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, and non-cash stock-based compensation). Research and development expense also includes certain overhead allocations of support costs.

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

	Clinical Study	Year Ended December 31,
	Status(1)	2025	2024
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	Phase 2b	$51,531	$49,382
NKTR-0165 (tumor necrosis factor receptor type II agonist)	Preclinical	9,569	9,339
NKTR-255 (IL-15 receptor agonist)	Phase 1/2	6,486	15,795
Discovery research and other programs	Various	1,833	2,334
Total clinical development, contract manufacturing and other third party costs		69,419	76,850
Personnel, overhead and other costs		42,204	34,629
Stock-based compensation and depreciation		5,707	9,429
Research and development expense		$117,330	$120,908

(1)
Clinical Study Status as of December 31, 2025. Definitions are provided in Part I, Item 1. Business.

Research and development expense for rezpegaldesleukin for both periods includes the costs of our Phase 2b RESOLVE-AD and RESOLVE-AA trials. These expenses increased for the full year 2025 as compared to the full year 2024, as we commenced certain activities to support a Phase 3 program in atopic dermatitis in 2025. We expect the costs of development of rezpegaldesleukin for full year 2026 to significantly increase as we initiate a Phase 3 program in atopic dermatitis.

Research and development expense for NKTR-0165 was consistent for the periods presented, as we are conducting IND enabling activities for this program. We expect the costs of development of NKTR-0165 to decrease for full year 2026 as compared to 2025 as we have completed most of our IND enabling activities. We may owe additional milestone payments to Biolojic Design, Ltd., as further disclosed in Note 9 to our Consolidated Financial Statements.

Research and development expense for NKTR-255 decreased for the full year 2025 as compared to the full year 2024, as we have completed our Phase 2 study to evaluate NKTR-255 following Yescarta® or Breyanzi® CD19 CAR-T cell therapy in patients with large B-cell lymphoma. Our development expense for NKTR-255 for the periods presented include our oncology clinical collaboration with Merck KGaA to evaluate the maintenance regimen of NKTR-255 in combination with avelumab, a PD-L1 inhibitor, in patients with locally advanced or metastatic urothelial carcinoma in the Phase II JAVELIN Bladder Medley study, and investigator-sponsored studies, one evaluating NKTR-255 following Breyanzi® CD19 CAR-T cell therapy in patients with relapsed/refractory large B-cell lymphoma and one evaluating NKTR-255 in combination with IMFINZI (durvalumab) in patients with unresectable Stage 3 NSCLC who have received chemoradiation. We expect the costs of development of NKTR-255 to decrease for full year 2026 as compared to full year 2025 as we complete the investigator-sponsored studies.

Personnel, overhead and other costs increased for the full year 2025 as compared to the full year 2024, for increased personnel costs to support our rezpegaldesleukin program and increases in allocations of overhead costs to research and development expense as we no longer allocate such costs to costs of goods sold following the sale of the Facility. Stock-based compensation expense decreased for the periods presented due to lower valuations on more recent grants as a result of a decrease in our stock price. We expect personnel, overhead and other costs for full year 2026 to increase compared to full year 2025 to support our Phase 3 rezpegaldesleukin program in atopic dermatitis.

We expect total research and development expense to increase significantly for full year 2026 compared to 2025 to support our Phase 3 rezpegaldesleukin program in atopic dermatitis.

The timing and amount of our future clinical trial expenses will vary significantly based upon our evaluation of ongoing clinical results and the structure, timing, and scope of additional clinical development programs and potential clinical collaboration partnerships (if any) for these programs.

In addition to our drug candidates that we plan to evaluate in clinical development during 2026 and beyond, we believe it is vitally important to continue our investment in a pipeline of new drug candidates to continue to build the value of our drug candidate pipeline and our business. We continue our interest in identifying new drug candidates across a wide range of molecule classes, including small molecules and large proteins, peptides and antibodies, across multiple therapeutic areas. We also plan from time to time to evaluate opportunities to in-license potential drug candidates from third parties to add to our drug discovery and development pipeline. We plan to continue to advance our most promising early research drug candidates into preclinical development with the objective to advance these early-stage research programs to human clinical studies over the next several years.

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

General and administrative expense decreased for the full year 2025 as compared to the full year 2024 due to decreases in facilities expense and stock-based compensation expense. Facilities expense decreased primarily due to the impairment charges we recorded in 2024, resulting in decreased lease expense following the impairment, and stock-based compensation expense decreased due to lower valuations on more recent grants due to the decrease in our stock price.

We expect general and administrative expense for full year 2026 to decrease slightly as compared to 2025.

Restructuring and Impairment

As discussed in Note 10 to our Consolidated Financial Statements, we have incurred significant costs as a result of our 2022 and 2023 Restructuring Plans. In connection with these events, we reported the following costs in restructuring and impairment as further described and disclosed in Note 10 to our Consolidated Financial Statements (in thousands):

	Year ended December 31,
	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$4,441	$8,329
Contract termination costs	4,890	7,341
Restructuring and impairment	$9,331	$15,670

•
Impairment of right-of-use assets and property and equipment: The non-cash impairment charges for the full year 2024 relate to our leased spaces in San Francisco, CA, including our office and laboratory space on Mission Bay Blvd. South (the Mission Bay Facility) and our office space on Third St. (the Third St. Facility), reflecting deteriorations in both the laboratory and office lease markets. The non-cash impairment charges for the full year 2025 reflect additional impairment charges for the Mission Bay Facility as these lease markets continue to demonstrate a degree of weakness.
•
Contract termination and other restructuring charges: We recognized $4.9 million and $7.3 million in contract termination costs for the full years 2025 and 2024, respectively, in connection with our Restructuring Plans. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, we will continue to recognize expense as our estimates change until final settlement.

Gain on Sale of the Huntsville Manufacturing Facility

As discussed in Note 1 to our Consolidated Financial Statements, on December 2, 2024, we sold the Facility which included the assignment of our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Capital Partners, for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity interest at the time of close in Gannet BioChem. This resulted in a net gain on sale of $40.4 million in 2024, after accounting for the net carrying value of all assets and liabilities sold and closing costs. See Note 11 to our Consolidated Financial Statements for additional information.

Interest Income

Interest income decreased for the full year 2025 as compared to the full year 2024, primarily due to lower investment balances as we have utilized our cash to fund our operations. We expect interest income to increase for 2026 due to the approximate $432.0 million in net proceeds from the 2026 Offering and $44.1 million in ATM proceeds through March 11, 2026 under the November 2025 ATM Sales Agreement.

Loss from Equity Method Investment

As discussed in Note 4 to our Condensed Consolidated Financial Statements, we determine our gain or loss on our equity method investment in Gannet BioChem using the hypothetical liquidation at book value (HLBV) due to Ampersand’s priority liquidation preference and right to receive a cumulative preferred dividend. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, subject to certain adjustments for any contributions, distributions and basis differences. We report our gain or loss from our equity method investment in Gannet BioChem on a three-month lag. Therefore, our loss recorded for the for the full year 2025, reflects Gannet BioChem’s activities from closing on December 2, 2024 through September 30, 2025. Our losses for these periods reflect Ampersand’s cumulative preferred dividend earned for such periods and Gannet BioChem’s net losses for such periods. Our loss of $8.7 million for the full year 2025 includes $2.5 million of Ampersand’s transaction costs deducted from Ampersand’s cash investment in Gannet BioChem.

We do not expect a significant gain or loss from equity method investment in 2026.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of December 31, 2025, we had approximately $245.8 million in cash and investments in marketable securities.

During 2024, we entered into the following transactions:

•
On February 12, 2024, for total cash consideration paid of $3.0 million, we repurchased the 552,307 shares previously sold to Bristol Myers Squibb Company (BMS). See Note 9 to our Consolidated Financial Statements for additional information.
•
On March 4, 2024, we entered into a Securities Purchase Agreement with TCG Crossover Fund II, L.P. (TCG), pursuant to which we issued a pre-funded warrant (the TCG Pre-funded Warrant) to TCG to purchase 1,666,667 shares of Nektar’s common stock for gross proceeds of $30.0 million (or a purchase price of $18.00 per share of common stock that can be issued upon exercise of the TCG Pre-funded Warrant). On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for the resale of up to 1,666,667 shares of Nektar’s common stock upon exercise of the TCG Pre-funded Warrant pursuant to the Securities Purchase Agreement. The registration statement became effective on June 5, 2024. In July 2025, TCG exercised the warrant in full. See Note 8 to our Consolidated Financial Statements for additional information.
•
On March 4, 2024, for total cash consideration received of $15.0 million, Nektar entered into an amendment with HCR to remove the cap under the 2020 Purchase and Sale Agreement. See Note 6 to our Consolidated Financial Statements for additional information.
•
On December 2, 2024, we completed the sale of the Facility which included the assignment of our manufacturing and supply agreements to Gannet BioChem, an affiliate of Ampersand Capital Partners, for consideration of $64.7 million in cash, net of transaction costs,and an approximate 20% equity interest at the time of close in Gannet BioChem. See Note 11 to our Consolidated Financial Statements for additional information.

We filed a shelf registration statement on Form S-3 and a related prospectus (the April 2025 Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) on April 1, 2025. Pursuant to the April 2025 Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the April 2025 Shelf Registration Statement, we also entered into an equity distribution agreement (the April 2025 ATM Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million (the April 2025 ATM Shares). The sales of the ATM shares could be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock. We have agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents.

On July 2, 2025, pursuant to the April 2025 Shelf Registration Statement, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share. The net proceeds to the Company from the 2025 Offering totaled approximately $107.2 million, after deducting underwriting discounts, commissions and offering costs. See Note 8 to our Consolidated Financial Statements for additional information.

In September and October 2025, we issued 1,273,923 shares of our common stock under the April 2025 ATM Sales Agreement at a weighted average price of $58.87 per share for net proceeds of $72.5 million after deducting related commissions and offering costs of approximately $2.5 million. No April 2025 ATM shares remain available for issuance under the April 2025 ATM Sales Agreement.

On November 12, 2025, we filed a new registration statement on Form S-3ASR and related prospectus (the November 2025 Shelf Registration), as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. The November 2025 Shelf Registration became automatically effective upon filing, and permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants.

On February 13, 2026, we completed the sale of and issuance of 7,637,931 shares of common stock at a price of $58.00 per share and 293,103 pre-funded warrants at price of $57.9999 per pre-funded warrant in an underwritten public offering (the 2026 Offering). The estimated net proceeds from the 2026 Offering totaled approximately $432.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On November 12, 2025, we also entered into a new equity distribution agreement (the November 2025 ATM Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $110.0 million in an “at-the-market” offering (the November 2025 ATM Shares) under the April 2025 Shelf Registration Statement. As of December 31, 2025, no shares were issued under the November 2025 ATM Sales Agreement. From February 20, 2026 through March 11, 2026, we issued 639,131 shares of our common stock under the November 2025 ATM Sales Agreement at a weighted average price of $71.15 per share for net proceeds of $44.1 million.

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

Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for rezpegaldesleukin, NKTR-0165, NKTR-0166 and NKTR-255; the sales levels for those products, if and when they are approved; whether, when and on what terms we are able to enter into new collaboration transactions; expenses being higher than anticipated, unplanned expenses and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations; and cash receipts, including sublease income, being lower than anticipated.

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

Cash flows from operating activities

Cash flows used in operating activities for the years ended December 31, 2025 and 2024 totaled $208.5 million and $175.7 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase significantly for 2026 as compared to 2025 to support our Phase 3 rezpegaldesleukin program in atopic dermatitis.

Cash flows from investing activities

For the year ended December 31, 2025, our purchases of investments net of maturities were immaterial as the proceeds from our equity financings substantially offset funding our operations. For the year ended December 31, 2024 the maturities of our investments, net of purchases, totaled $78.7 million, which we used to fund our operations.

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

Cash flows from financing activities

Other than the financing activities described above, our cash flows from financing activities for the years ended December 31, 2025 and 2024 were not significant.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. In the case of property and equipment and right-of-use assets for our leases, we determine whether there has been an impairment by comparing the carrying value of the asset to the anticipated net cash flows associated with the asset. If such cash flows are less than the carrying value, we write down the asset to its fair value, which may be measured as anticipated discounted net cash flows associated with the asset, discounted at a rate that we believe a market participant would utilize to reflect the risks associated with the cash flows, such as credit risk.

As discussed in Note 10, in connection with our 2022 and 2023 Restructuring Plans, we decided to seek a sublease for all of our leased spaces in the Third St. Facility and the Mission Bay Facility. Accordingly, we evaluate each space for impairment at each reporting date, as facts and circumstances change. The significant assumptions in our impairment analysis relate to sublease income, including the length of time to enter into a sublease, sublease rental payments, free rent periods, tenant improvement allowances and broker commissions. When available, we use sublease negotiations or agreements, but in the absence of such information, we develop our own subjective estimates based on current real estate trends and market conditions. Accordingly, our estimates are subject to significant risk, and the terms of sublease agreements, if any, and the resulting amount and timing of sublease income, if ever realized, may be materially different than our estimates.

As part of our evaluation of each sublease space, we separately compare the estimated undiscounted sublease income, if any, as described above, for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). If such sublease income exceeds the net book value of the sublease assets, we do not record an impairment charge. Otherwise, we record an impairment charge by reducing the net book value of the sublease assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant. Determination of these key assumptions is complex and highly judgmental.

For certain impairment charges, we used the terms of active sublease negotiations or agreements to estimate sublease income. However, for the most significant impairment charges we recorded, we developed our estimates based on current real estate trends and market conditions. Given the current office and life sciences lease market rental conditions in San Francisco, our estimates are subject to significant uncertainty. The ultimate amount of sublease income may differ significantly than the amounts used to record our impairment charges.

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

We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1 to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

We are exposed to the risk of inflation, which increased significantly during 2023 and continued to increase in 2025, and may result in increases to our operating expenses.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate $0.3 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2025. This potential change is based on sensitivity analyses performed on our investment securities at December 31, 2025. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate $0.5 million decrease, less than 1%, in the fair value of our available-for-sale securities at December 31, 2024.

As of December 31, 2025, we held $216.5 million of available-for-sale investments, excluding money market funds, with an average time to maturity of four months. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash, cash equivalents, and investments in marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Based on our available cash, the timing of the maturities of our investments and our expected operating cash requirements, we currently do not intend to sell these securities prior to maturity and it is more likely than not that we will not be required to sell these securities before we recover the amortized cost basis.

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

Item 8. Financial Statements and Supplementary Data

NEKTAR THERAPEUTICS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nektar Therapeutics

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nektar Therapeutics (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Accrued clinical trial expenses

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company records expenses and accruals for estimated costs of research and development activities, including third party contract service expenses for clinical trials. The Company determines accruals for clinical trials based on a number of factors, including the Company’s knowledge of the research and development programs, the status of the programs and activities, invoicing and payments to date, and the provisions in the contracts with the respective Clinical Research Organizations (“CRO”). The Company’s accrued research and development expenses as of December 31, 2025 were $14.0 million, a portion of which relates to accrued clinical trial expenses.

Auditing the Company’s accounting for accrued clinical trial expenses is especially challenging because the evaluation is dependent on a high volume of data exchanged between CROs, internal clinical personnel, and the Company’s finance department.

How We Addressed the Matter in Our Audit

To test accrued clinical trial expenses, our audit procedures included, among others, i) inspecting terms and conditions for selected CRO contracts, ii) meeting with internal clinical personnel to understand the status of clinical activities for selected trials, iii) testing management’s determination of work performed by CROs by inspecting the terms and timelines of significant trials, iv) obtaining external confirmations from selected CROs, and v) inspecting selected invoices received and payments processed after the balance sheet date to determine whether services performed prior to the balance sheet date have been properly accrued for as of December 31, 2025.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

San Mateo, California

March 12, 2026

NEKTAR THERAPEUTICS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2025	2024(1)
ASSETS
Current assets:
Cash and cash equivalents	$15,116	$44,252
Short-term investments	230,636	210,974
Other current assets (including $429 and $0 as of December 31, 2025 and 2024, respectively, from a related party)	20,514	6,066
Total current assets	266,266	261,292
Long-term investments	—	13,869
Property, plant and equipment, net	2,060	3,411
Operating lease right-of-use assets	2,941	8,413
Equity method investment in Gannet BioChem	3,491	12,218
Other assets	5,648	4,647
Total assets	$280,406	$303,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $137 and $0 as of December 31, 2025 and 2024, respectively, to a related party)	$10,770	$11,560
Accrued expenses (including $994 and $3,403 as of December 31, 2025 and 2024, respectively, to a related party)	22,271	29,972
Operating lease liabilities, current portion	20,495	19,868
Total current liabilities	53,536	61,400
Operating lease liabilities, less current portion	65,256	82,696
Liabilities related to the sales of future royalties, net	63,157	91,776
Other long-term liabilities	8,625	7,241
Total liabilities	190,574	243,113
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares designated or outstanding at December 31, 2025 or 2024, respectively	—	—
Common stock, $0.0001 par value; 390,000,000 shares and 300,000,000 shares authorized at December 31, 2025 and 2024, respectively; 20,378,832 shares and 12,937,308 shares issued at December 31, 2025 and 2024, respectively; 20,378,832 shares and 12,385,001 shares outstanding at December 31, 2025 and 2024, respectively	2	1
Capital in excess of par value	3,850,099	3,659,885
Treasury stock, at cost; 0 shares and 552,307 shares as of December 31, 2025 and 2024, respectively	—	(3,000)
Accumulated other comprehensive income (loss)	17	61
Accumulated deficit	(3,760,286)	(3,596,210)
Total stockholders’ equity	89,832	60,737
Total liabilities and stockholders’ equity	$280,406	$303,850

(1)All share and per share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024(1)
Revenue:
Product sales	$—	$33,563
Non-cash royalty revenue related to the sales of future royalties	54,932	64,267
License, collaboration and other revenue	300	597
Total revenue	55,232	98,427
Operating costs and expenses:
Cost of goods sold	—	30,686
Research and development (including $2,636 and $277 for the year ended December 31, 2025 and 2024, respectively, from a related party)	117,330	120,908
General and administrative	68,673	76,751
Restructuring and impairment	9,331	15,670
Gain on sale of the Huntsville manufacturing facility	—	(40,390)
Total operating costs and expenses	195,334	203,625
Loss from operations	(140,102)	(105,198)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(26,184)	(28,112)
Interest income	10,438	14,500
Other income (expense), net (including $1,110 and $0 for the year ended December 31, 2025 and 2024, respectively, from a related party)	361	(390)
Total non-operating income (expense), net	(15,385)	(14,002)
Loss before benefit for income taxes and equity method investment	(155,487)	(119,200)
Benefit for income taxes	(138)	(239)
Loss before equity method investment	(155,349)	(118,961)
Loss from equity method investment	(8,727)	—
Net loss	$(164,076)	$(118,961)

Basic and diluted net loss per share	$(9.73)	$(8.68)
Weighted average shares outstanding used in computing basic and diluted net loss per share	16,870,930	13,710,775

(1)All share and per share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Net loss	$(164,076)	$(118,961)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(18)	(15)
Net foreign currency translation adjustment	(26)	(4)
Other comprehensive loss	(44)	(19)
Comprehensive loss	$(164,120)	$(118,980)

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Capital in Excess of	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares(1)	Amount(1)	Shares(1)	Amount	Par Value(1)	Income/(Loss)	Deficit	Equity
Balance at December 31, 2023	12,757,984	$1	—	$—	$3,608,155	$80	$(3,477,249)	$130,987
Shares issued under equity compensation plans	179,324	—	—	—	118	—	—	118
Stock-based compensation	—	—	—	—	21,612	—	—	21,612
Repurchase of common stock from Bristol-Myers Squibb	(552,307)	—	552,307	(3,000)	—	—	—	(3,000)
Issuance of prefunded warrant	—	—	—	—	30,000	—	—	30,000
Comprehensive loss	—	—	—	—	—	(19)	(118,961)	(118,980)
Balance at December 31, 2024	12,385,001	1	552,307	(3,000)	3,659,885	61	(3,596,210)	60,737
Shares issued under equity compensation plans	159,623	—	—	—	864	—	—	864
Stock-based compensation	—	—	—	—	12,649	—	—	12,649
Shares issued under secondary offering, net of underwriting discounts and offering costs of $7,840	4,893,618	1	(552,307)	3,000	104,159	—	—	107,160
Shares issued under at-the-market offering, net of commissions and offering costs of $2,460	1,273,923	—	—	—	72,540	—	—	72,540
Shares issued upon exercise of prefunded warrant	1,666,667	—	—	—	2	—	—	2
Comprehensive loss	—	—	—	—	—	(44)	(164,076)	(164,120)
Balance at December 31, 2025	20,378,832	$2	—	$—	$3,850,099	$17	$(3,760,286)	$89,832

(1)All share and per share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(164,076)	$(118,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(54,932)	(64,267)
Non-cash interest expense on liabilities related to sales of future royalties	26,184	28,112
Loss from equity method investment	8,727	—
Stock-based compensation	12,649	21,612
Depreciation and amortization	1,026	4,391
Impairment of right-of-use assets and property and equipment	4,441	8,329
Gain on sale of the Huntsville manufacturing facility	—	(40,390)
Provision for net realizable value of inventory	—	949
Amortization of premiums (discounts), net	(5,514)	(9,245)
Changes in operating assets and liabilities:
Accounts receivable	—	(3,045)
Inventory	—	497
Operating leases, net	(15,157)	(12,905)
Other assets	(15,449)	(4,187)
Accounts payable	(625)	2,668
Accrued expenses	(5,785)	10,733
Net cash used in operating activities	(208,511)	(175,709)
Cash flows from investing activities:
Purchases of investments	(285,012)	(261,709)
Maturities of investments	284,683	340,361
Proceeds (payments) relating to the sale of the Huntsville manufacturing facility, net	(697)	65,386
Purchases of property and equipment	(171)	(1,468)
Net cash provided by (used in) investing activities	(1,197)	142,570
Cash flows from financing activities:
Proceeds from secondary offering, net of underwriting discounts of $6,900	108,100	—
Proceeds from at-the-market offering, net of commissions of $2,250	72,750	—
Payments of offering costs associated with issuance of common stock	(1,150)	—
Proceeds from issuance of TCG pre-funded warrant	—	30,000
Proceeds from sale of future royalties	—	15,000
Repurchase of common stock from Bristol-Myers Squibb	—	(3,000)
Proceeds from shares issued under equity compensation plans and TCG pre-funded warrant	866	118
Net cash provided by financing activities	180,566	42,118
Effect of foreign exchange rates on cash and cash equivalents	6	(4)
Net increase (decrease) in cash and cash equivalents	(29,136)	8,975
Cash and cash equivalents at beginning of year	44,252	35,277
Cash and cash equivalents at end of year	$15,116	$44,252
Non-cash investing and financing activities:
Fair value of equity method investment in Gannet BioChem received in exchange for sale of Huntsville manufacturing facility	$—	$12,218
Transaction costs and net working capital adjustment for sale of Huntsville manufacturing facility included in accounts payable and accrued expenses	$—	$697
Supplemental disclosure of cash flow information:
Cash paid (refund) for income taxes, net	$(195)	$76

The accompanying notes are an integral part of these consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Nektar Therapeutics (Nektar, we) is a clinical stage, research-based drug discovery biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware, focused on discovering and developing innovative medicines in the field of immunotherapy. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165 and-0166, respectively) and cancer (e.g. NKTR-255). We are conducting Phase 2b trials of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis which we initiated in October 2023 (the Phase 2b REZOLVE-AD trial) and in patients with severe-to-very severe alopecia areata which we initiated in March 2024 (the Phase 2b REZOLVE-AA trial). On February 24, 2025, we announced that we had entered into a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new onset stage 3 type 1 diabetes mellitus in a Phase 2 study. TrialNet will conduct the study with funding from the National Institutes of Health, primarily through the Special Statutory Funding Program for Type 1 Diabetes through the National Institute of Diabetes and Digestive and Kidney Diseases. Nektar will supply rezpegaldesleukin for the study and will retain all rights to the rezpegaldesleukin program under the collaboration.

On June 24, 2025 and February 10, 2026, we announced data from the 16-week induction period and 36-week maintenance period, respectively, of the ongoing Phase 2b REZOLVE-AD trial being conducted in 393 patients.

On December 16, 2025, we announced data from the 36-week induction period of the ongoing Phase 2b REZOLVE-AA trial being conducted in 92 patients.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. At December 31, 2025, we had approximately $245.8 million in cash and investments in marketable securities.

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

We filed a shelf registration statement on Form S-3 and a related prospectus (the April 2025 Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) on April 1, 2025. Pursuant to the April 2025 Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into an equity distribution agreement (the April 2025 ATM Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million (the April 2025 ATM Shares). The sales of the ATM shares could be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock. We have agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents.

On July 2, 2025, pursuant to the April 2025 Shelf Registration Statement, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share. The net proceeds to the Company from the 2025 Offering totaled approximately $107.2 million, after deducting underwriting discounts and commissions and offering costs. See Note 8 for additional information.

In September and October 2025, we issued 1,273,923 shares of our common stock under the April 2025 ATM Sales Agreement at a weighted average price of $58.87 per share for net proceeds of $72.5 million after deducting related commissions and offering costs. No shares remain available for issuance under the April 2025 ATM Sales Agreement.

On November 12, 2025, we filed a new registration statement on Form S-3ASR and a related prospectus (the November 2025 Shelf Registration), as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. The November 2025 Shelf Registration became automatically effective upon filing, and permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants.

On February 13, 2026, we completed the sale and issuance of 7,637,931 shares of common stock at a price of $58.00 per share and 293,103 pre-funded warrants at price of $57.9999 per pre-funded warrant in an underwritten public offering (the 2026 Offering). The estimated net proceeds from the 2026 Offering totaled approximately $432.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. See Note 8 for additional information.

On November 12, 2025, we also entered into a new equity distribution agreement (the November 2025 ATM Sales Agreement) with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $110.0 million in an “at-the-market” offering (the November 2025 ATM Shares). As of December 31, 2025, no shares were issued under the November 2025 ATM Sales Agreement. From February 20, 2026 through March 11, 2026, we issued 639,131 shares of our common stock under the November 2025 ATM Sales Agreement at a weighted average price of $71.15 per share for net proceeds of $44.1 million after deducting related commissions of approximately $1.4 million.

Sale of Manufacturing Facility

On December 2, 2024, we completed the sale of our manufacturing facility located in Huntsville, Alabama (the Facility) and certain other manufacturing assets related thereto, including the assignment of our existing manufacturing and supply obligations, to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners (Ampersand), via an Asset Purchase Agreement (the APA), for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity ownership at the time of close in Gannet BioChem. See Note 11 for additional information. As a result of the sale of the Facility, we no longer recognize product sales or cost of goods sold.

Basis of Presentation and Principles of Consolidation

We have prepared our Consolidated Financial Statements pursuant to U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commissions.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses (to the extent recognized in other comprehensive income (loss)) and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the periods presented. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity section of our Consolidated Balance Sheets. However, if we have concluded that we have substantially liquidated the entity, such as for our subsidiary in India, we recognize subsequent translation gains and losses in other income (expense) in our Consolidated Statements of Operations.

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

Actual results could differ materially from those estimates and assumptions. Our estimates include those related to the selling prices of performance obligations and amounts of variable consideration in collaboration agreements, royalty revenue, and other assumptions required for revenue recognition as described further below; the determination of our ability to exercise control or significant influence over our equity method investee; the fair value and impairment of investments in marketable securities, equity method investment, and long-lived assets; contingencies, accrued clinical trial, contract manufacturing and other expenses; income taxes; non-cash royalty revenue and non-cash interest expense from our liabilities related to our sales of future royalties; our assumptions used in stock-based compensation; and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions, including assumptions as to future events, that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. As appropriate, we assess estimates each period, update them to reflect current information, and generally reflect any changes in estimates in the period first identified.

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

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For the years ended December 31, 2025 and 2024, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

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

Cash, Cash Equivalents, and Investments in Marketable Securities

We consider all investments in marketable securities with an original maturity of 90 days or less when purchased to be cash equivalents. We classify investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. We classify investments in securities with remaining maturities of over one year as long-term investments.

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

Investments are designated as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive income (loss). We review our portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below amortized cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, we recognize a loss in our Consolidated Statements of Operations, whereas if the decline in fair value is not due to credit-related factors, we recognize the loss in other comprehensive income (loss).

We include coupon interest on securities classified as available-for-sale, as well as amortization of premiums and accretion of discounts to maturity, in interest income. The cost of securities sold is based on the specific identification method.

Accounts Receivable and Significant Customer Concentrations

Our customers are primarily pharmaceutical and biotechnology companies with whom we have multi-year arrangements. Before the sale of the Facility, our accounts receivable balance primarily contained trade receivables from product sales. We have not recorded provisions for credit losses for any of the periods presented. Accounts receivable at December 31, 2025 and December 31, 2024 are immaterial due to the sale of the Facility.

Inventory and Significant Supplier Concentrations

Before the sale of Facility, we manufactured inventory upon receipt of firm purchase orders from our partners, and we manufactured certain intermediate work-in-process materials and purchased raw materials based on purchase forecasts from our partners. Inventory included direct materials, direct labor, and manufacturing overhead, and we determined cost on a first-in, first-out basis for raw materials and on a specific identification basis for work-in-process and finished goods. We valued inventory at the lower of cost or net realizable value, and we wrote down defective or excess inventory to net realizable value based on historical experience or projected usage. We expensed inventory related to our research and development activities when we purchased or manufactured it. We have no inventory balance at December 31, 2025 and December 31, 2024 due to the sale of the Facility.

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

Long-Lived Assets

We report property and equipment at cost, net of accumulated depreciation. We capitalize major improvements and expense maintenance and repairs as incurred. We generally recognize depreciation on a straight-line basis. We depreciate manufacturing, laboratory and other equipment over their estimated useful lives of generally three to ten years, depreciate buildings over the estimated useful life of generally twenty years and amortize leasehold improvements over the shorter of the estimated useful lives or the remaining term of the related lease.

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

We recognize lease expense for our operating leases on a straight-line basis over the expected lease term. However, if we recognize an impairment of our right-of-use assets, the subsequent lease expense of such lease is recognized on an accelerated basis as lease expense includes the recognition of accretion expense on our lease liability, which is higher in earlier periods due to the higher lease liability, and straight-line amortization of the remaining post-impairment right-of-use asset.

Please see Note 5 for additional information regarding our leases.

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

We recognize restructuring charges related to reorganization plans that have been committed to by management when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for contract termination costs incurred when we cancel the contract in accordance with its terms, or for costs to be incurred over the remaining contract term without economic benefit to us at the cease-use date. See Note 10 for additional information.

Reverse Stock Split

On June 6, 2025, we filed a Certificate of Amendment to the Certificate of Incorporation, or the Reverse Stock Split Amendment, to effect a reverse stock split of Nektar’s Common Stock at a ratio of one-for-fifteen, effective June 8, 2025. No fractional shares of common stock were issued as a result of the Reverse Stock Split. All share and per share figures in these financial statements have been adjusted to give retrospective effect to the Reverse Stock Split. See Note 8 for additional information.

Treasury Stock

We record treasury stock activities under the cost method. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The re-issuance of treasury stock is accounted for on a first-in, first-out basis and any differences between the cost of treasury stock and the re-issuance proceeds are charged or credited to additional paid-in capital. In connection with the 2025 Offering, we re-issued all shares held in treasury stock. See Note 8 for additional information.

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

Before the sale of the Facility, product sales were primarily derived from manufacturing and supply agreements we entered into with our customers. We have assessed our manufacturing and supply arrangements and have generally determined that they provided the customer an option to purchase our proprietary PEG reagents. Accordingly, we treated each purchase order as a discrete exercise of the customer’s option (i.e. a separate contract) rather than as a component of the overall arrangement. The pricing for the manufacturing and supply was generally at a fixed price. The “take or pay” arrangement signed with UCB during 2024 resulted in recognition based on a single sales price over multiple years. See Note 9 for additional details.

We invoiced and recognized product sales when title and risk of loss passed to the customer, which generally occurred upon shipment. Customer payments were generally due 30 days from receipt of an invoice. We tested our products for adherence to technical specifications before shipment; accordingly, we have not experienced any significant returns from our customers. We recognized costs related to shipping and handling of product to customers in cost of goods sold.

Non-cash royalty revenue

Generally, for our collaboration arrangements that include sales-based royalties, we have granted our collaboration partner a license to our intellectual property. Pursuant to these arrangements, our collaboration partners are typically obligated to pay a royalty that is based on the net sales of their approved drugs that are sold in the countries where we have intellectual property rights covering their drugs. We have sold our rights to receive sales-based royalties for CIMZIA®, MIRCERA®, MOVANTIK®, ADYNOVATE® and REBINYN® as further described in Note 6. For collaboration arrangements that include sales-based royalties, we have concluded that the license is the predominant item to which the royalties relate, which include commercial milestone payments based on the level of sales. Accordingly, we recognize royalty revenue when the underlying sales occur based on our best estimates of sales of the drugs. Our aggregate non-cash royalty revenue of $54.9 million and $64.3 million for the years ended December 31, 2025 and 2024, respectively, represents revenue for granting licenses for which we had satisfied in prior periods.

License, collaboration and other revenue

License Grants: For collaboration arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. Generally, we would conclude that the license is distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from non-refundable, upfront payments and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement.

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

Under the equity method of accounting, our investment in Gannet BioChem was initially recorded at fair value on our Consolidated Balance Sheets. The carrying value of the investment is subsequently adjusted based on our share of the net income or loss of the entity which we present as gain or loss from equity method investment in our Consolidated Statements of Operations. We record our share of the equity method investment’s results of operations on a three-month lag basis, as further disclosed in Note 4.

Due to Ampersand’s right to receive a cumulative preferred dividend at a certain annual rate of return and return of capital before any distributions are made to us as further disclosed in Note 4, we record our gain or loss on our investment in Gannet BioChem under the hypothetical liquidation at book value (HLBV) method.

The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount Ampersand and we would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period, as well as basis differences between the initial fair value of our investment in Gannet BioChem and our claim on the net assets of Gannet BioChem. Our maximum exposure to loss in Gannet BioChem is limited to the carrying value of our investment. Loss from our investment in Gannet BioChem of $8.7 million has been recorded for the year ended December 31, 2025.

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

Stock-Based Compensation

Stock-based compensation arrangements include grants of stock options and restricted stock units (RSUs) under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), through which employees may purchase our common stock at a discount to the market price.

We expense the grant date fair value of stock-based compensation on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations and recognize forfeitures as they occur. For options and RSUs that vest upon the achievement of performance milestones, we recognize expense provided that we believe that the performance milestones are probable of achievement, and we estimate the vesting period based on our evaluation of the estimated date of achievement of these milestones. We report expense amounts in cost of goods sold, research and development expense, and general and administrative expense based on the function of the applicable employee. We estimate the grant date fair value of our stock-based compensation awards as follows:

•
Stock options - We use the Black-Scholes option pricing model for the respective grant to determine the grant date fair value of stock options and common stock issued under the Company’s equity incentive plans or purchased under the ESPP. The Black-Scholes option pricing model requires the input of assumptions, including but not limited to, the expected term of the options, which we may estimate based on actual and projected employee stock option exercise behaviors, and our stock price volatility over the term of the awards.
•
RSUs - The fair value of an RSU is equal to the closing price of our common stock on the grant date.

Income Taxes

We account for income taxes under the liability method. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax reporting bases of assets and liabilities, measured using laws and enacted tax rates that we expect to be in effect when we expect the differences to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. We record a valuation allowance against deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. When we establish or reduce the valuation allowance related to the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period we make such determination.

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

For the years ended December 31, 2025 and 2024, our income tax benefit was immaterial.

Net Loss Per Share

For all periods presented in the Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including the TCG Pre-funded Warrant, during the periods presented. Before the exercise of the TCG Pre-funded Warrant, shares of common stock underlying the TCG Pre-funded Warrant were considered outstanding for the purposes of computing basic net loss per share because the shares were issuable for little consideration, were fully vested and were exercisable after the original issuance date. For the years ended December 31, 2025 and 2024, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options and RSUs, as follows:

	Year Ended December 31,
	2025	2024
Potentially dilutive securities	2,260,593	1,788,719

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ending December 31, 2025. We have adopted ASU-2023-09 on a prospective basis for the year ended December 31, 2025. Please refer to Note 13 for further details.

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

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$15,116	$44,252
Short-term investments	230,636	210,974
Long-term investments	—	13,869
Total cash and investments in marketable securities	$245,752	$269,095

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

During the years ended December 31, 2025 and 2024, we did not sell any available-for-sale securities.

We report our accrued interest receivable, which totaled $0.6 million and $1.1 million at December 31, 2025 and 2024, respectively, in other current assets on our Consolidated Balance Sheets.

Our portfolio of cash and investments in marketable securities includes (in thousands):

			December 31, 2025			December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$59,769	$28	$(12)	$59,785	$109,711
Corporate commercial paper	2	156,713	32	(31)	156,714	119,542
Available-for-sale investments		216,482	60	(43)	216,499	229,253
Money market funds	1				11,919	15,993
Certificates of deposit	2				14,138	14,027
Cash	N/A				3,196	9,822
Total cash and investments in marketable securities					$245,752	$269,095

At December 31, 2024, our gross unrealized gains and losses were insignificant. As of December 31, 2025 and 2024, we assessed our marketable securities with unrealized losses and concluded that the losses were not attributable to credit. For the twelve months ended December 31, 2025 and 2024, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. As of December 31, 2025, we had 19 investments in unrealized loss positions and no investments had been in continuous unrealized loss positions for 12 months or longer. Accordingly, we have not recorded an allowance for credit losses for these securities.

At both December 31, 2025 and 2024, we had letter of credit arrangements in favor of our landlords and certain vendors totaling $7.8 million and $7.5 million, respectively. These letters of credit are secured by investments of similar amounts.

Note 3 — Consolidated Financial Statement Details

Other Current Assets

Other current assets consists of the following (in thousands):

	December 31,
	2025	2024
Prepaid research and development expenses	$16,540	$1,947
Interest and other non-trade receivables	1,779	1,609
Other prepaid expenses	2,195	2,510
Total other current assets	$20,514	$6,066

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development expenses	$13,980	$14,453
Accrued compensation	2,940	2,832
Accrued contract termination costs	2,632	2,767
Other accrued expenses	2,719	9,920
Total accrued expenses	$22,271	$29,972

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

We own 20.0 million common units of Gannet BioChem at $1.00 per unit, representing 100% of the common units outstanding at both closing of the sale of the Facility and at December 31, 2025, and Ampersand owns 81.5 million preferred units at $1.00 per unit, representing 100% of the preferred units outstanding at closing and 99.7% of the preferred units outstanding as of December 31, 2025. Gannet BioChem has reserved 11.3 million appreciation rights for issuance to its officers, employees, directors and consultants, which may only be settled upon a “company sale” as defined by Gannet BioChem’s equity plan and convert to common units in determining their distribution, less the “base value”, which is equal to the fair value of the common units as determined by Gannet BioChem’s board of directors. As of December 31, 2025, Gannet BioChem has issued 8.4 million stock appreciation rights, which have a $1.00 base value.

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

We have significant influence, but do not control, Gannet BioChem through our noncontrolling representation on Gannet BioChem’s board of directors and our equity interests in Gannet BioChem. Accordingly, we do not consolidate Gannet BioChem and account for our investment in Gannet BioChem using the equity method of accounting. We record our share of Gannet BioChem’s gains and losses under the HLBV basis, which reflects Ampersand’s liquidation preferences as described above. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value, adjusted for any contributions made and distributions received during the period, as well as basis differences between the initial fair value of our investment in Gannet BioChem and our claim on the net assets of Gannet BioChem. Our loss from our investment in Gannet BioChem for the twelve months ended December 31, 2025 is as follows (in thousands):

Year Ended December 31, 2025
Claim on net assets of Gannet BioChem - beginning of period	$12,218
Claim on net assets of Gannet BioChem - end of period	3,491
Change in claim on net assets of Gannet BioChem	$(8,727)

Gannet BioChem is considered a related party to Nektar. Concurrently with the closing of the transaction, we entered into certain ancillary agreements with Gannet BioChem, including supply agreements for rezpegaldesleukin and NKTR-255, and certain services agreements.

Supply Agreements

Under the terms of the supply agreements, Gannet BioChem has agreed to manufacture and supply the PEG reagents for use in clinical trials of these drug candidates at prices defined within the agreements. There are no minimum purchase commitments and Nektar can terminate the agreement for convenience upon prior written notice. For the twelve months ended December 31, 2025, we recorded $0.7 million as research and development expense for services provided by Gannet BioChem to us in our Consolidated Statements of Operations under the supply agreements.

Services Agreements

Pursuant to a transition services agreement and full-time employee equivalent agreement, Nektar is performing certain transition services for the benefit of Gannet BioChem, primarily related to information technology and accounting, and Gannet BioChem is performing certain services for the benefit of Nektar, primarily to support research and development activities. The terms of these agreements are no more than two years, subject to certain termination provisions. For the twelve months ended December 31, 2025, we recorded $1.9 million as research and development expense for services provided by Gannet BioChem to us in our Consolidated Statements of Operations. For the twelve months ended December 31, 2025, we recorded $1.1 million as other income in our Consolidated Statements of Operations for services provided by us to Gannet BioChem.

As of December 31, 2025, we recorded a net receivable of $0.4 million from Gannet BioChem and payables of $1.1 million to Gannet BioChem, consisting of amounts billable under the services agreements. We report the net receivable in other current asset and the payables in accounts payable and accrued expenses, respectively, in our Consolidated Balance Sheets.

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

Due to our 2022 and 2023 Restructuring Plans, during the years ended December 31, 2025 and 2024, we recorded impairment charges of $3.8 million and $7.3 million, respectively, for our right-of-use assets which we are seeking to sublease. See Note 10 for additional information.

We generally recognize lease expense for our operating leases on a straight-line basis over the lease term. For spaces where we have recognized an impairment charge, the aggregate lease expense recognized over the remaining term is reduced by the amount of the impairment charge, but we recognize the remaining lease expense on an accelerated basis. The components of lease expense, which we include in general and administrative expense in our Consolidated Statements of Operations, were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease expense	$7,155	$8,723
Variable lease expense	7,905	9,000
Total lease expense	$15,060	$17,723

During the years ended December 31, 2025 and 2024, we paid $22.3 million and $21.6 million, respectively, of operating lease payments related to our lease liabilities, which we include in net cash used in operating activities in our Consolidated Statements of Cash Flows.

As of December 31, 2025, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,
2026	$21,096
2027	23,682
2028	24,427
2029	25,195
2030 and thereafter	2,108
Total lease payments	96,508
Less: portion representing interest	(10,757)
Operating lease liabilities	85,751
Less: current portion	(20,495)
Operating lease liabilities, less current portion	$65,256

As of December 31, 2025, the weighted-average remaining lease term is 4.1 years and the weighted-average discount rate was 5.8%.

We have entered into subleases for approximately 29,000 square feet of space in our Mission Bay Facility that provide for fixed lease payments, as well as full recovery of the subtenants’ share of operating expenses under our master lease agreement, subject to certain free rent periods. We record the total sublease income as a reduction of general and administrative expense, which totaled $3.7 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, maturities of our operating lease receivables from subleases for each of the next five years and thereafter were as follows:

Year ending December 31,
2026	$1,670
2027	1,729
2028	1,788
2029	1,846
2030 and thereafter	—
Gross lease receivable	$7,033

Note 6 — Liabilities Related to the Sales of Future Royalties

On February 24, 2012, for gross proceeds of $124.0 million, we entered into a purchase and sale agreement (the 2012 Purchase and Sale Agreement) with RPI Finance Trust (RPI), an affiliate of Royalty Pharma, pursuant to which we sold, and RPI purchased, our right to receive royalty payments (the 2012 Transaction Royalties) arising from the worldwide net sales, from and after January 1, 2012, of (a) CIMZIA®, under our license, manufacturing and supply agreement with UCB Pharma (UCB), and (b) MIRCERA®, under our license, manufacturing and supply agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together referred to as Roche). As a result of our ongoing manufacturing and supply obligations related to the generation of these royalties, we recorded the proceeds as debt, and we recognize non-cash royalty revenue, as royalties from the CIMZIA® and MIRCERA® products are remitted directly to RPI, and non-cash interest expense to amortize the liability using the effective interest method over the estimated life of the 2012 Purchase and Sale Agreement.

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

On December 16, 2020, for gross proceeds of $150.0 million, we entered into a capped purchase and sale agreement (the 2020 Purchase and Sale Agreement) with entities managed by Healthcare Royalty Management, LLC (collectively, HCR). Pursuant to the 2020 Purchase and Sale Agreement, we agreed to sell to HCR certain of our rights to receive royalty payments arising from the worldwide net sales, from and after October 1, 2020, of (a) MOVANTIK® under our license agreement with AstraZeneca AB (Astra Zeneca), as amended, (b) ADYNOVATE® under our research, development, license and manufacturing and supply agreement with Baxalta US Inc. and Baxalta GmbH (collectively, Baxalta), as amended, (c) REBINYN® under our settlement and license agreement with Novo Nordisk Inc., Novo Nordisk A/S and Novo Nordisk A/G and (d) licensed products under that our right to sublicense agreement with Baxalta. As a result of the cap on the royalties to be received by HCR and our ongoing manufacturing and supply obligations related to the generation of these royalties, we recorded the proceeds as debt, and we recognize non-cash royalty revenue, as royalties from these products are remitted directly to HCR, and non-cash interest expense to amortize the liability using the effective interest method over the estimated life of the 2020 Purchase and Sale Agreement. As of December 31, 2025, our prospective effective interest rate used to amortize the liability is 49.2%.

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

The sale of the Facility did not alter the 2012 or the 2020 Purchase and Sale Agreements, nor royalties payable under the related license agreements.

The following table shows the activity within the liability account of each arrangement (in thousands):

	Year-Ended December 31, 2025			Period from inception to December 31, 2025
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties—beginning balance	$7,197	$85,522	$92,719	$—	$—	$—
Royalty monetization proceeds	—	—	—	124,000	165,000	289,000
Non-cash royalty revenue	(7,894)	(47,038)	(54,932)	(388,622)	(202,743)	(591,365)
Non-cash interest expense	2,767	23,417	26,184	253,170	99,644	352,814
Payments to RPI	—	—	—	(10,000)	—	(10,000)
Loss on revaluation of liability related to the sale of future royalties	—	—	—	23,522	—	23,522
Liabilities related to the sales of future royalties – ending balance	2,070	61,901	63,971	2,070	61,901	63,971
Less: unamortized transaction costs	—	(814)	(814)	—	(814)	(814)
Liabilities related to the sales of future royalties, net	$2,070	$61,087	$63,157	$2,070	$61,087	$63,157

Note 7 — Commitments and Contingencies

Purchase Commitments

In the normal course of business, we enter into various firm purchase commitments related to contract manufacturing, clinical development and certain other items. As of December 31, 2025, these commitments were approximately $3.7 million.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company (Lilly) alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. On September 19, 2025, Lilly filed a motion to voluntarily dismiss its counterclaims with prejudice, which the Court granted on October 7, 2025. Lilly has filed a motion for summary judgment, and the court has not yet issued a decision on this motion, as well as other pre-trial motions filed by both parties that remain pending before the Court. Following the shutdown of the federal government, on October 14, 2025, the Court postponed the previously calendared October 27, 2025 starting date of the jury trial. The Court has set a new jury trial date of September 8, 2026.

After previously authorizing and paying good and service tax (GST) refunds of approximately $3.3 million for the period of July 2017 to September 2019, the Indian GST authorities issued a show cause notice in October 2023 seeking to recover this refund, plus penalties and interest, for which we have subsequently received a demand in September 2025 seeking payment to Indian GST authorities. We have not paid the demand in view of an appeal we filed with the Indian authorities, and believe that we have meritorious defenses against the demand. We believe a loss is not probable and therefore have not accrued a liability as of December 31, 2025.

On March 6, 2026, a putative class action complaint was filed in the U.S. District Court for the Northern District of California against the Company, our CEO, CFO and Chief Research and Development Officer, captioned Schramke v. Nektar Therapeutics, et al. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC rules promulgated thereunder, seeks damages, attorneys’ fees and other relief, and alleges, among other things, that from February 26, 2025 through December 15, 2025, the defendants made misleading statements and/or failed to disclose material information regarding the REZOLVE-AA trial. The Company denies the claims, believes they are without merit, and intends to defend vigorously against this litigation. We have not recorded a liability for this matter as of December 31, 2025.

We have recorded no liability for any litigation matters in our Consolidated Balance Sheets at either December 31, 2025 or December 31, 2024.

Indemnification Obligations

During the course of our normal operating activities, we have agreed to certain contingent indemnification obligations as further described below. The term of our indemnification obligations is generally perpetual. There is generally no limitation on the potential amount of future payments we could be required to make under these indemnification obligations. To date, we have not incurred significant costs to defend lawsuits or settle claims based on our indemnification obligations. If any of our indemnification obligations is triggered, we may incur substantial liabilities. Because the aggregate amount of any of these potential indemnification obligations is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations. We have recorded no liabilities for these obligations in our Consolidated Balance Sheets at either December 31, 2025 or December 31, 2024.

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

TCG Pre-Funded Warrant

In March 2024, we issued a pre-funded warrant to purchase an aggregate of 1,666,667 shares of our common stock to TCG Crossover Fund II, L.P. (TCG) at a price of $18.00 per share for gross proceeds of $30.0 million. Transaction costs were immaterial. The TCG Pre-funded Warrant had an exercise price of $0.0015 per share and was exercisable at any time after the original issuance date. TCG could not exercise the warrant if TCG, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. TCG could increase or decrease this percentage not in excess of 19.99% by providing at least 61 days prior notice to the Company. On May 28, 2024, we filed with the SEC a registration statement on Form S-3 (file no. 333-279760) registering for resale of up to 1,666,667 shares of our common stock issuable upon exercise of the TCG Pre-funded Warrant. The registration statement became effective on June 5, 2024.

We classified the TCG Pre-funded Warrant as a component of permanent equity in our Consolidated Balance Sheets as it is a freestanding financial instrument that was immediately exercisable, does not embody an obligation for the Company to repurchase its own shares and permits the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the TCG Pre-funded Warrant have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the TCG Pre-funded Warrant.

On July 1, and July 11, 2025, TCG exercised the TCG Pre-funded Warrant to purchase 780,000 and 886,667 shares of common stock, respectively. Exercise proceeds are immaterial. As a result of these exercises, no shares remain issuable under the warrant.

Secondary Offerings

On July 2, 2025, pursuant to the April 2025 Shelf Registration Statement, we completed the sale and issuance of 4,893,618 shares of our common stock in an underwritten public offering (the 2025 Offering) at a price of $23.50 per share, which included 638,298 shares sold upon exercise in full by the underwriters of their option to purchase additional shares of common stock in the 2025 Offering. The net proceeds to the Company from the 2025 Offering totaled approximately $107.2 million, after deducting underwriting discounts and commissions and other offering costs.

In connection with the 2025 Offering, we re-issued all 552,307 shares held in treasury stock as of June 30, 2025.

On February 13, 2026, pursuant to the November 2025 Shelf Registration Statement, we completed the sale and issuance of 7,637,931 shares of common stock at a price of $58.00 per share, which included 1,034,482 shares sold upon exercise in full by the underwriters of their option to purchase additional shares of common stock in the 2026 Offering, and 293,103 pre-funded warrants at price of $57.9999 per pre-funded warrant in an underwritten public offering. The estimated net proceeds from the 2026 Offering totaled approximately $432.0 million, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $28.0 million. Each pre-funded warrant has an exercise price of $0.0001 per share.

At-The-Market Offerings

In September and October 2025, we issued 1,273,923 shares of our common stock under the April 2025 ATM Sales Agreement at a weighted average price of $58.87 per share for net proceeds of $72.5 million after deducting related commissions and offering costs. No shares remain available for issuance under the April 2025 ATM Sales Agreement.

On November 12, 2025, we also entered into the November 2025 ATM Sales Agreement with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $110.0 million in an “at-the-market” offering. As of December 31, 2025, no shares were issued under the November 2025 ATM Sales Agreement. From February 20, 2026 through March 11, 2026, we issued 639,131 shares of our common stock under the November 2025 ATM Sales Agreement at a weighted average price of $71.15 per share for net proceeds of $44.1 million after deducting related commissions of approximately $1.4 million.

Shares Reserve for Issuance

Shares of common stock reserved for future issuance are as follows:

	December 31,
	2025	2024
Stock options and RSUs outstanding	2,669,819	2,305,451
Shares reserved for TCG Pre-funded Warrant	—	1,666,667
Shares available for future grant under the 2017 Performance Incentive Plan	353,240	551,727
Shares available for future grant under the 2025 Inducement Plan	231,690	—
Shares available for issuance under the employee stock purchase plan	45,858	47,383
Total common stock reserved for issuance	3,300,607	4,571,228

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

Biolojic Design, Ltd. (Biolojic): NKTR-0165

In 2021, we entered into a research collaboration and license option agreement with Biolojic to discover and develop agonistic antibodies that activate a novel and previously un-drugged target for the treatment of autoimmune diseases. In 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to this arrangement in all fields of use (other than in the field of oncology). As a result of exercising the option to gain an exclusive license, we may be required to pay up to $18.0 million based on the achievement of certain development milestones, including the first milestone of $3.0 million payable upon the acceptance of the first investigational new drug application, and up to $35.0 million based on the achievement of certain regulatory approval milestones. Each milestone is payable only once, regardless of the number of indications for which we develop the licensed product. We record a liability when a milestone payment becomes probable. As of December 31, 2025, no milestones have been achieved or are considered probable, and no liability has been recorded.

Bristol-Myers Squibb Company (BMS): Bempegaldesleukin, also referred to as NKTR-214

Effective April 3, 2018, we entered into a Strategic Collaboration Agreement (the BMS Collaboration Agreement) and a Share Purchase Agreement with BMS. Pursuant to the BMS Collaboration Agreement, we and BMS jointly developed bempegaldesleukin in combination with BMS’ Opdivo®. Upon the effective date of these agreements, BMS paid us a non-refundable upfront cash payment of $1.0 billion and purchased 552,307 shares of our common stock for total additional cash consideration of $850.0 million.

In April 2022, we announced that BMS and we decided to discontinue all development of bempegaldesleukin in combination with Opdivo®. On September 6, 2023, BMS and we terminated the BMS Collaboration Agreement. On February 12, 2024, we repurchased the 552,307 shares previously sold to BMS for total cash consideration of $3.0 million.

Other

We have other collaboration agreements that have resulted in commercialized products for our collaborations partners. Under these agreements, we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 6, we have sold our rights to receive royalties from these other collaboration agreements.

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

We have not sold our rights to receive these milestones or royalties from dapirolizumab pegol under the APA for the sale of the Facility, and the assignment of the supply agreements to Gannet BioChem does not alter the potential milestones and potential royalties payable by UCB to us pursuant to the collaboration agreement for dapirolizumab pegol nor the non-cash royalties payable under our collaboration agreement for CIMZIA®. See Note 4 for additional information on the APA.

Note 10 — Restructuring and Impairment

As discussed in Note 1, in April 2022 and April 2023, we announced the 2022 Restructuring Plan and the 2023 Restructuring Plan, pursuant to which we terminated significant portions of our workforce and decided to sublease all of our leased premises in San Francisco, California, including our office leased space in the Third Street Facility and our office and laboratory space in the Mission Bay Facility.

In connection with our 2022 and 2023 Restructuring Plans, restructuring and impairment includes the following (in thousands):

	Year ended December 31,
	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$4,441	$8,329
Contract termination costs	4,890	7,341
Restructuring and impairment	$9,331	$15,670

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

As part of our evaluation of each sublease space, we separately compare the estimated undiscounted sublease income, if any, as described above, for each sublease to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, sublease assets). If such sublease income exceeds the net book value of the sublease assets, we do not record an impairment charge. Otherwise, we record an impairment charge by reducing the net book value of the sublease assets to their estimated fair value, which we determined by discounting the estimated sublease income using the estimated borrowing rate of a market participant subtenant, which we estimated to be 6.2% for the three months ended June 30, 2024.

During the year ended December 31, 2024, as the life sciences and office lease markets continued to deteriorate, we recorded non-cash impairment charges totaling $8.3 million, consisting of $3.9 million for our office and laboratory leased space in the Mission Bay Facility and $4.4 million for our office lease space in the Third St. Facility.

We recorded an additional $4.4 million non-cash impairment charges for our office and laboratory leased space in the Mission Bay Facility during the three month ended December 31, 2025 as the life sciences and office lease markets continued to demonstrate a sustained weakness.

For these impairment charges, we developed our estimates of sublease income based on market participant assumptions as described above.

The following is a reconciliation of the impairment charges we recorded for the full years ended December 31, 2025 and 2024, including the net book values of the sublease assets before the impairment and the fair values of the sublease assets (in thousands):

	Year-Ended December 31, 2025
	Operating Lease Right-of-Use Assets	Property, Plant and Equipment	Total
Net book value of impaired sublease assets	$3,817	$624	$4,441
Less: Fair value of impaired facilities — Level 3 of Fair Value Hierarchy	—	—	—
Total impairment of right-of-use assets and property, plant and equipment	$3,817	$624	$4,441

	Year Ended December 31, 2024
	Operating Lease Right-of-Use Assets	Property, Plant and Equipment	Total
Net book value of impaired sublease assets	$12,506	$1,897	$14,403
Less: Fair value of impaired sublease assets — Level 3 of Fair Value Hierarchy	(5,219)	(855)	(6,074)
Total impairment of right-of-use assets and property, plant and equipment	$7,287	$1,042	$8,329

Contract Termination Costs

We have incurred significant contract termination costs in connection with our Restructuring Plans. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, we continue to recognize expense as our estimates change until settlement.

The following are reconciliations of the contract termination costs, for the years ended December 31, 2025 and 2024 (in thousands):

Year Ended December 31,
Liability balances as of December 31, 2023	$5,542
Expense recognized during the period	7,341
Payments during the period	(3,805)
Liability balances as of December 31, 2024	9,078
Expense recognized during the period	4,890
Payments during the period	(3,286)
Liability balances as of December 31, 2025	$10,682

As of December 31, 2025 and 2024, we reported $2.6 million and $2.8 million, respectively, within accrued expenses and remaining amounts within other long-term liabilities on our Consolidated Balance Sheets.

Note 11 — Gain on Sale of the Huntsville Manufacturing Facility

As discussed in Note 1, on December 2, 2024, we sold the Facility to Gannet BioChem. We recorded a gain on the sale based on the net cash proceeds received and our estimated fair value of our investment in Gannet BioChem, as compared to the carrying value of the Facility at closing. The gain was computed as follows (in thousands):

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

We estimated the fair value of the equity method investment using an option pricing method (OPM) based on the consideration paid for the preferred units. The OPM allows for the allocation of a company’s equity value among the various equity capital owners (preferred and common unitholders) and estimates the implied equity value of Gannet BioChem. The OPM uses the unitholders’ liquidation preferences to determine how proceeds from a liquidity event shall be distributed among the various ownership classes with an expected term to a liquidity event commensurate with a private equity investment. The following table lists the other Black-Scholes option-pricing model assumptions used to calculate the fair value of the equity method investment.

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

We have granted non-qualified stock options and RSUs to employees, officers, and non-employee directors. For our employees, the requisite service period is generally three to four years. For our directors, the requisite service is generally one year. The maximum term of a stock option is eight years from the date of grant. The per share exercise price of an option generally may not be less than the fair market value of a share of our common stock on the NASDAQ Stock Market on the date of grant.

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

2025 Inducement Plan

On November 6, 2025, the Board of Directors approved and adopted the 2025 Inducement Plan, to reserve 250,000 shares of common stock to be used exclusively for the grants of equity awards to individuals who were not previously an employee or non-employee director of Nektar (or following a bona fide period of non-employment), as an inducement material to such individual's entering into employment with Nektar, pursuant to Nasdaq Listing Rule 5635(c)(4). The 2025 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Organization and Compensation Committee of the Board of Directors.

Employee Stock Purchase Plan

Under the terms of our Employee Stock Purchase Plan (ESPP), employees may purchase shares of our common stock based on a percentage of their compensation subject to certain limits. Shares are purchased at 85% of the lower of the closing price on either the first day or last day of each six-month offering period.

Stock-Based Compensation Expense

We recognize total stock-based compensation expense in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of goods sold	$—	$1,946
Research and development	5,444	8,161
General and administrative	7,205	11,505
Total stock-based compensation	$12,649	$21,612

Stock-based compensation expense resulting from our ESPP was not significant in the years ended December 31, 2025 and 2024.

As of December 31, 2025, total unrecognized compensation costs of $32.2 million related to unvested stock-based compensation awards are expected to be recognized as expense over a weighted-average period of 2.8 years.

Black-Scholes Assumptions

The following table lists the Black-Scholes option-pricing model assumptions used to calculate the fair value of employee and director stock options, as well as the resulting grant-date fair value:

	Year Ended December 31,
	2025	2024
Average risk-free interest rate	3.8%	4.2%
Dividend yield	0.0%	0.0%
Average volatility factor	104.9%	91.7%
Weighted-average expected life	5.2 years	5.1 years
Weighted-average grant-date fair value of options granted	$34.48	$11.42

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

Summary of Stock Option Activity

The table below presents a summary of stock option activity under our equity incentive plans (in thousands, except for share, per share, and contractual life information):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	per Share	(in Years)	Value(1)
Outstanding at December 31, 2024	2,203,927	$83.73
Options granted	529,888	43.60
Options exercised	(76,013)	10.50
Options forfeited & canceled	(196,083)	309.89
Outstanding at December 31, 2025	2,461,719	$59.34	5.09	$42,513

Exercisable at December 31, 2025	1,164,061	$93.36	4.74	$19,583

(1)
Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of our common stock on December 31, 2025.

The intrinsic value of options exercised during the year ended December 31, 2025 was $2.2 million. The intrinsic value of options exercised during the year ended 2024 was not significant.

Summary of RSU Activity

A summary of RSU award activity is as follows:

		Weighted-
		Average
		Grant
		Date Fair
	Units Issued	Value
Unvested at December 31, 2024	101,524	$105.31
Granted	195,943	43.87
Vested and released	(82,085)	87.03
Forfeited and canceled	(7,282)	99.68
Unvested at December 31, 2025	208,100	$54.01

The weighted-average grant-date fair values of RSUs granted during the years ended December 31, 2025 and 2024 were $43.87 and $16.35, respectively. The fair value of RSUs that vested in the years ended December 31, 2025 and 2024 totaled $2.1 million and $2.8 million, respectively.

401(k) Retirement Plan

We sponsor a 401(k) retirement plan whereby eligible employees may elect to contribute up to the lesser of 60% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The 401(k) plan permits us to make matching contributions on behalf of all participants, up to a maximum of $12,000 per participant for the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, we recognized $0.7 million, and $1.4 million, respectively, of compensation expense in connection with our 401(k) retirement plan.

Note 13 — Income Taxes

Loss before benefit for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(164,576)	$(119,227)
Foreign	362	27
Loss before benefit for income taxes	$(164,214)	$(119,200)

Benefit for Income Taxes

The benefit for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	8	(277)
Foreign	(210)	48
Total current income tax benefit	(202)	(229)
Deferred:
Federal	—	—
State	—	—
Foreign	64	(10)
Total deferred income tax expense	64	(10)
Benefit for income taxes	$(138)	$(239)

As discussed in Note 1, we adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents the reconciliation of our U.S. federal statutory tax amount and rate to our effective amount and rate for the year ended December 31, 2025 (dollars in thousands):

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(34,485)	21.0%
State & local income taxes, net of federal income tax effect	8	0.0%
Foreign tax effects	(295)	0.2%
Effects of changes in tax laws or rates enacted in the current period	—	0.0%
Effects of cross-border tax laws	—	0.0%
Research credits	(781)	0.5%
Changes in valuation allowances	6,913	(4.2)%
Nontaxable or nondeductible items
Stock-based compensation	6,881	(4.2)%
Liabilities related to the sales of future royalties, net	(4,085)	2.5%
Other	1,266	(0.8)%
Changes in unrecognized tax benefits	(431)	0.3%
Other adjustments
Expiration of net operating loss carryforwards	24,806	(15.2)%
Other	65	0.0%
Benefit for income taxes	$(138)	0.1%

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to tax credits, changes in valuation allowances, and nondeductible expenses. The rate was reduced by federal and state research and development credits generated during the year and by adjustments to prior-year credit carryforwards. Our tax payments were immaterial.

The following table presents the required disclosures before our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the year ended December 31, 2024 (in thousands):

Year Ended December 31,
2024
Income tax benefit at federal statutory rate	$(25,032)
Research credits	7,741
Change in valuation allowance	1,635
Expiration of net operating loss carryforwards	8,252
Stock-based compensation	4,280
Non-cash interest expense on liabilities related to sales of future royalties	5,904
Non-cash royalty revenue related to sales of future royalties	(5,645)
Impairment of goodwill	—
Other	2,626
Benefit for income taxes	$(239)

Effective Tax Rate	0.20%

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

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$625,497	$587,528
Research and other credits	137,530	135,871
Net capital loss carryforwards	39,648	39,648
Operating lease liabilities	24,517	22,767
Stock-based compensation	18,277	19,619
Capitalized research and development costs	35,183	45,607
Liabilities related to the sales of future royalties	—	2,020
Other	12,830	9,402
Deferred tax assets before valuation allowance	893,482	862,462
Valuation allowance for deferred tax assets	(892,432)	(859,084)
Total deferred tax assets	1,050	3,378
Deferred tax liabilities:
Investment in foreign subsidiary	(575)	(511)
Other	(1,050)	(3,377)
Total deferred tax liabilities	(1,625)	(3,888)
Net deferred tax assets (liabilities)	$(575)	$(510)

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history and projected future losses, we have fully reserved our net U.S. deferred tax assets with a valuation allowance. The valuation allowance increased by $33.3 million for the year ended December 31, 2025 and increased by $4.6 million for the year ended December 31, 2024.

Our net deferred tax liability position reflects the provision for the withholding taxes associated with the repatriation of accumulated earnings and profits from India.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2025, we had a net operating loss carryforward for federal income tax purposes of approximately $2.9 billion, of which $1.1 billion is subject to expiration beginning in 2026 and a total state net operating loss carryforward of approximately $1.0 billion, portions of which will begin to expire in 2027. We have federal tax credits of approximately $127.6 million, which will begin to expire in 2026 and state research credits of approximately $61.4 million which have no expiration date. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

Unrecognized tax benefits

We have the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$135,672	$126,498
Tax positions related to current year:
Additions	704	582
Reductions	—	—
Tax positions related to prior years:
Additions	27	10,101
Reductions	(9)	(16)
Settlements	—	(815)
Lapses in statute of limitations	(459)	(678)
Ending balance	$135,935	$135,672

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

We file income tax returns in the U.S., California, Alabama, certain other states and India and certain other international jurisdictions. As a result of our net operating loss and research credit carryforwards, substantially all of our domestic tax years remain open and subject to examination. We may be subject to examination in India and other jurisdictions from time to time. Pursuant to a review of an India income tax return, in January 2026, we received a demand in India, which we are in the process of appealing. We have assessed the merits of the demand and have not recorded a provision as we believe that it is more likely than not that we will prevail. We do not believe that any liability resulting from such this or other examination would have a material effect on our financial position or results of operations.

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the benefit for income taxes in the consolidated statements of operations. During the years ended December 31, 2025 and 2024, no significant interest or penalties were recognized relating to unrecognized tax benefits.

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:	$55,232	$98,427
Operating costs and expenses:
Cost of goods sold	—	30,686
Clinical development, contract manufacturing and other third party costs
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	51,531	49,382
NKTR-255 (IL-15 receptor agonist)	6,486	15,795
NKTR-0165 (tumor necrosis factor receptor type II agonist)	9,569	9,339
Discovery research and other programs	1,833	2,334
Total clinical development, contract manufacturing and other third party costs	69,419	76,850
Employee costs (a)(b)	46,003	40,204
Facilities costs (a)	12,306	16,821
Other operating costs (a)(c)	44,727	42,047
Other segment expenses	22,879	37,407
Gain on sale of the Huntsville manufacturing facility	—	(40,390)
Total operating costs and expenses	195,334	203,625
Loss from operations	(140,102)	(105,198)
Non-operating income (expense):
Non-cash interest expense on liabilities related to sales of future royalties	(26,184)	(28,112)
Interest income	10,438	14,500
Other income (expense), net	361	(390)
Total non-operating income (expense), net	(15,385)	(14,002)
Loss before benefit for income taxes and equity method investment	(155,487)	(119,200)
Benefit for income taxes	(138)	(239)
Loss before equity method investment	(155,349)	(118,961)
Loss from equity method investment	(8,727)	—
Net loss	$(164,076)	$(118,961)

Other segment expense items included within net loss include the following (in thousands):

	Year Ended December 31,
	2025	2024
Impairment of right-of-use assets and property, plant and equipment	$4,441	$8,329
Contract termination costs	4,890	7,341
Stock-based compensation (a)	12,649	19,666
Depreciation and amortization expense (a)	899	2,071
Total other segment expenses	$22,879	$37,407

a)
Employee costs, facilities costs, other operating costs, stock-based compensation expense and depreciation and amortization expense include amounts reported in research and development expense and general and administrative expense in our Consolidated Statements of Operations. Such amounts reported in cost of goods sold in our Consolidated Statements of Operations are included in cost of goods sold in the summary of significant segment expenses above.
b)
Includes compensation and benefits for our employees and costs for our contractors and temporary workers.
c)
Includes legal and patent expenses, information technology infrastructure and other costs, professional accounting, insurance, travel and entertainment and other third-party services and expenses.

Our revenue has been derived primarily from customers in the pharmaceutical and biotechnology industries. Revenue from Baxalta (a subsidiary of Takeda Pharmaceutical Company Limited), AstraZeneca, and UCB represented 45%, 37%, and 14% of our revenue, respectively, for the year ended December 31, 2025. Revenue from UCB, Baxalta, AstraZeneca, Pfizer Inc., and Roche represented 39%, 18%, 17%, 12% and 10% of our revenue, respectively, for the year ended December 31, 2024.

Revenue by geographic area is based on the headquarters or shipping locations of our partners. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2025	2024
United States	$—	$1,375
Rest of World	55,232	97,052
Total revenue	$55,232	$98,427

At December 31, 2025 and 2024, all of our property, plant and equipment was located in the United States.

Note 15 — Subsequent Events

On February 13, 2026, we completed the sale and issuance of 7,637,931 shares of common stock at a price of $58.00 per share and 293,103 pre-funded warrants at price of $57.9999 per pre-funded warrant in an underwritten public offering (the 2026 Offering). The estimated net proceeds from the 2026 Offering totaled approximately $432.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. See Note 8 for additional information.

From February 20, 2026 through March 11, 2026, we issued 639,131 shares of our common stock under the November 2025 ATM Sales Agreement at a weighted average price of $71.15 per share for net proceeds of $44.1 million after deducting related commissions of approximately $1.4 million.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our evaluation under the framework described in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2025, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Corporate Governance and Board of Directors,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

The information required by this Item will be included in the Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be included in the Proxy Statement and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Proxy Statement and incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None provided.

Exhibit Number	Description of Documents

3.1(2)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(3)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(4)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(5)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(6)	Amended and Restated Bylaws of Nektar Therapeutics.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2(4)	Specimen Common Stock certificate.

4.3(7)	Indenture dated October 5, 2015 by and between Nektar Therapeutics and Wilmington Trust, National Association, and TC Lending, LLC including the form of 7.75% Senior Secured Note due 2020.

4.4(28)	Description of Securities.

10.1(8)	Discretionary Incentive Compensation Policy++

10.2(8)	Amended and Restated Change of Control Severance Benefit Plan.++

10.3(9)	2012 Performance Incentive Plan.++

10.4(10)	Forms of Stock Option Agreement, Performance Stock Option Agreement, Restricted Stock Unit Agreement and Performance Restricted Stock Unit Agreement under the 2012 Performance Incentive Plan.++

10.5(11)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended.++

Exhibit Number	Description of Documents

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

10.21(1)	Exclusive License Agreement, dated December 31, 2008, between Nektar Therapeutics, a Delaware corporation, and Novartis Pharma AG, a Swiss corporation.+

10.22(17)	Supply, Dedicated Suite and Manufacturing Guarantee Agreement, dated October 29, 2010, by and among Nektar Therapeutics, Amgen Inc. and Amgen Manufacturing, Limited.+

10.23(21)	License Agreement by and between AstraZeneca AB and Nektar Therapeutics, dated September 20, 2009.+

10.24(22)	Collaboration and License Agreement dated as of May 30, 2016, by and between Daiichi Sankyo Europe GmbH and Nektar Therapeutics.

10.25(18)	License Agreement effective as of August 23, 2017, by and between Eli Lilly and Company and Nektar Therapeutics.

10.26(7)	Purchase Agreement dated September 30, 2015 by and among Nektar Therapeutics and TC Lending, LLC and TAO Fund, LLC.

10.27(7)	Pledge and Security Agreement dated October 5, 2015 by and among Nektar Therapeutics and TC Lending, LLC.

10.28(23)	Purchase and Sale Agreement, dated as of February 24, 2012, between Nektar Therapeutics and RPI Finance Trust.+

10.29(24)	Amendment No. 1 to License Agreement dated effective as of August 8, 2013, by and between Nektar Therapeutics and AstraZeneca AB.+

Exhibit Number	Description of Documents

10.30(25)	Investor Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.31(25)	Strategic Collaboration Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.32(29)	Co-Development Agreement, dated as of February 12, 2021, by and between SFJ Pharmaceuticals XII, L.P. and Nektar Therapeutics.+

10.33(28)	Amendment No. 1 to Strategic Collaboration Agreement dated as of January 9, 2020, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.34(26)	Share Purchase Agreement, dated as of February 13, 2018, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.

10.35(27)	Office Lease, effective as of May 31, 2018, by and between Kilroy Realty Finance Partnership, L.P., and Nektar Therapeutics.

10.36(29)	Purchase and Sale Agreement, dated December 16, 2020, by and between entities managed by Healthcare Royalty Management, LLC and Nektar Therapeutics.+

10.37(30)	Amendment No. 2 to Strategic Collaboration Agreement dated as of January 12, 2022, by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.38(31)	Employment Transition, Separation and Consultation Agreement, dated as of June 29, 2022, by and between Nektar Therapeutics and John Northcott.++

10.39(32)	Consulting Agreement between Nektar Therapeutics and FLG Partners, LLC dated April, 2023++

10.40(33)	Employment Separation and Release Agreement effective as of June 19, 2023 by and between Nektar Therapeutics and Jillian B. Thomsen.++

10.41(34)	Letter Agreement dated as of September 6, 2023 by and between Bristol-Myers Squibb and Company and Nektar Therapeutics.+

10.42(35)	Amendment No. 1 to Purchase and Sale Agreement, dated December 16, 2020, by and between entities managed by Healthcare Royalty Management, LLC and Nektar Therapeutics.

10.43 (36)	Asset Purchase Agreement, dated as of November 1, 2024, between Nektar Therapeutics and an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners.

19.1(37)	Nektar Therapeutics Insider Trading Policy

21.1(38)	Subsidiaries of Nektar Therapeutics.

23.1(38)	Consent of Independent Registered Public Accounting Firm.

24(38)	Power of Attorney (reference is made to the signature page).

31.1(38)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(38)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

97 (37)	Nektar Therapeutics Compensation Recovery Policy, dated June 8, 2023

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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
(36)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Current Report on Form 8-K, filed on November 5, 2024.
(37)
Incorporated by reference to the indicated exhibit in Nektar Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2024.
(38)
Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HOWARD W. ROBIN	Chief Executive Officer, President and Director	March 12, 2026
Howard W. Robin	(Principal Executive Officer)

/s/ SANDRA GARDINER	Interim Chief Financial Officer	March 12, 2026
Sandra Gardiner	(Principal Financial and Accounting Officer)

/s/ ROBERT B. CHESS	Director, Chairman of the Board of Directors	March 12, 2026
Robert B. Chess

/s/ JEFFREY R. AJER	Director	March 12, 2026
Jeffrey R. Ajer

/s/ DIANA M. BRAINARD	Director	March 12, 2026
Diana M. Brainard

/s/ R. SCOTT GREER	Director	March 12, 2026
R. Scott Greer

/s/ ROY A. WHITFIELD	Director	March 12, 2026
Roy A. Whitfield