Form 10-Q
period 2026-03-31
NEKTAR THERAPEUTICS
filed 2026-05-08
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 33,786,032 on May 1, 2026.

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
o
we depend on third parties to conduct laboratory experiments, preclinical studies and clinical trials for our drug candidates and any failure of those parties to fulfill their obligations according to our instructions and protocol standards could harm our research and development plans and adversely affect our business; and
o
while we believe we currently have the documents, records and data that are necessary for us to continue clinical development of rezpegaldesleukin, our ability to perform important development and regulatory activities will be significantly harmed if Eli Lilly and Company fails to continue to cooperate with us in the transfer of all documents, records and data associated with the rezpegaldesleukin program.
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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$149,578	$15,116
Short-term investments	419,026	230,636
Other current assets (including $432 and $429 as of March 31, 2026 and December 31, 2025, respectively, from a related party)	20,437	20,514
Total current assets	589,041	266,266
Long-term investments	162,993	—
Other assets	11,237	14,140
Total assets	$763,271	$280,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $504 and $137 as of March 31, 2026 and December 31, 2025, respectively, to a related party)	$10,026	$10,770
Accrued expenses (including $1,148 and $994 as of March 31, 2026 and December 31, 2025, respectively, to a related party)	25,151	22,271
Operating lease liabilities, current portion	22,531	20,495
Total current liabilities	57,708	53,536
Operating lease liabilities, less current portion	60,631	65,256
Liabilities related to the sales of future royalties, net	60,270	63,157
Other long-term liabilities	8,446	8,625
Total liabilities	187,055	190,574
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares designated or outstanding at March 31, 2026 or December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 390,000,000 shares authorized; 29,472,092 shares and 20,378,832 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	2
Capital in excess of par value	4,382,437	3,850,099
Accumulated other comprehensive income (loss)	(1,034)	17
Accumulated deficit	(3,805,190)	(3,760,286)
Total stockholders’ equity	576,216	89,832
Total liabilities and stockholders’ equity	$763,271	$280,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025(1)
Revenue:
Non-cash royalty revenue related to the sales of future royalties	$10,861	$10,460
Total revenue	10,861	10,460
Operating costs and expenses:
Research and development (including $1,708 and $208 for the three months ended March 31, 2026 and 2025, respectively, from a related party)	35,680	30,480
General and administrative	13,439	24,346
Restructuring and impairment	796	169
Total operating costs and expenses	49,915	54,995
Loss from operations	(39,054)	(44,535)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(7,942)	(4,974)
Interest income	4,242	2,874
Other income (expense), net (including income of $2 and $321 for the three months ended March 31, 2026 and 2025, respectively, from a related party)	(336)	266
Total non-operating income (expense), net	(4,036)	(1,834)
Loss before provision for income taxes and equity method investment	(43,090)	(46,369)
Provision for income taxes	64	52
Loss before equity method investment	(43,154)	(46,421)
Loss from equity method investment	(1,750)	(4,461)
Net loss	$(44,904)	$(50,882)

Basic and diluted net loss per share	$(1.82)	$(3.62)
Weighted average shares outstanding used in computing basic and diluted net loss per share	24,736,066	14,063,402

(1)All share and per share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(44,904)	$(50,882)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(1,051)	(21)
Net foreign currency translation gain (loss)	—	(1)
Other comprehensive income (loss)	(1,051)	(22)
Comprehensive loss	$(45,955)	$(50,904)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Shares(1)	Amount(1)	Shares(1)	Amount	Capital in Excess of Par Value(1)	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	12,385,001	$1	552,307	$(3,000)	$3,659,885	$61	$(3,596,210)	$60,737
Shares issued under equity compensation plans	21,709	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	3,898	—	—	3,898
Comprehensive income (loss)	—	—	—	—	—	(22)	(50,882)	(50,904)
Balance at March 31, 2025	12,406,710	$1	552,307	$(3,000)	$3,663,790	$39	$(3,647,092)	$13,738

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	20,378,832	$2	—	$—	$3,850,099	$17	$(3,760,286)	$89,832
Shares issued under equity compensation plans	130,034	—	—	—	4,055	—	—	4,055
Stock-based compensation	—	—	—	—	3,355	—	—	3,355
Shares and pre-funded warrants sold in underwritten offering, net of underwriting discounts and offering costs of $28,134	7,637,931	1	—	—	431,865	—	—	431,866
Shares sold under at-the-market offering, net of commissions and offering costs of $2,936	1,325,295	—	—	—	93,063	—	—	93,063
Comprehensive income (loss)	—	—	—	—	—	(1,051)	(44,904)	(45,955)
Balance at March 31, 2026	29,472,092	$3	—	$—	$4,382,437	$(1,034)	$(3,805,190)	$576,216

(1)All share amounts have been retrospectively adjusted to reflect a one-for-fifteen reverse stock split (see Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(44,904)	$(50,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(10,861)	(10,460)
Non-cash interest expense on liabilities related to the sales of future royalties	7,942	4,974
Loss from equity method investment	1,750	4,461
Stock-based compensation	3,355	3,898
Depreciation and amortization	151	426
Amortization of premiums (discounts), net	(1,663)	(1,324)
Changes in operating assets and liabilities:
Operating leases, net	(2,409)	(1,813)
Other assets	949	(5,958)
Accounts payable	(934)	6,410
Accrued expenses	2,326	1,215
Net cash used in operating activities	(44,298)	(49,053)
Cash flows from investing activities:
Purchases of investments	(452,253)	(24,931)
Maturities of investments	101,482	69,319
Purchases of property and equipment	(18)	(2)
Payment of transaction costs and working capital adjustment from the sale of the Huntsville manufacturing facility	-	(697)
Net cash provided by (used in) investing activities	(350,789)	43,689
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	4,055	7
Proceeds from underwritten offering, net of underwriting discounts of $27,600	432,400	—
Proceeds from at-the-market offering, net of commissions of $2,880	93,119	—
Payments of offering costs associated with issuance of common stock and pre-funded warrants	(25)	—
Net cash provided by financing activities	529,549	7
Effect of foreign exchange rates on cash and cash equivalents	-	(1)
Net increase (decrease) in cash and cash equivalents	134,462	(5,358)
Cash and cash equivalents at beginning of period	15,116	44,252
Cash and cash equivalents at end of period	$149,578	$38,894
Non-cash financing activities:
Offering costs associated with issuance of common stock and pre-funded warrants included in accounts payable and accrued expenses	$565	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Nektar Therapeutics (Nektar, we) is a clinical stage, research-based drug discovery biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware, focused on the development of novel immunology therapies. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165 and -0166, respectively) and cancer (e.g. NKTR-255).

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

On December 16, 2025 and April 20, 2026, we announced data from the 36-week induction period and 16-week treatment extension period, respectively, of the ongoing Phase 2b REZOLVE-AA trial being conducted in 92 patients.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through cash generated from licensing, collaboration and manufacturing agreements and financing transactions. As of March 31, 2026, we had approximately $731.6 million in cash and investments in marketable securities.

As we continue our research and development activities, we will need additional cash to fund our operations. Accordingly, we may enter into new collaboration agreements or other similar transactions, and we may also seek financing transactions, which may include dilutive equity-based financings, such as an offering of our common stock. There can be no assurance that any additional collaboration agreements or financings will be available to us on commercially reasonable terms. We believe we have sufficient cash and investments in marketable securities to fund operations through at least the next twelve months from the date of the filing of these condensed consolidated financial statements.

From July 2025 to April 2026, we have completed a number of equity-based financing transactions, under which we have sold 19,400,822 shares of our common stock and 293,103 pre-funded warrants, resulting in net proceeds of $1,069.1 million, including 4,270,055 shares sold and net proceeds of $364.5 million received after March 31, 2026. See Note 6 for additional information.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses (to the extent recognized in other comprehensive income (loss)) and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three months ended March 31, 2026 and 2025. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity section of our Condensed Consolidated Balance Sheets. However, if we have concluded that we have substantially liquidated the entity, such as for our subsidiary in India, we recognize subsequent translation gains and losses in other income (expense) in our Condensed Consolidated Statements of Operations.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2025 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements.

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

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. Accounting Standards Codification (ASC) 850, Related Party Disclosures (ASC 850) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. The related party transactions disclosed on our Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheets relate to transactions with Gannet BioChem. Please see Note 4 regarding our related party transactions with Gannet BioChem.

Significant Concentrations

We are dependent on our contract manufacturers in the supply chain of our drug candidates to provide raw materials, manufacturing services and other development services with appropriate quality and reliability to meet applicable regulatory requirements. In certain cases, we rely on a single contract manufacturer for its role in our supply chain. Consequently, in the event that these services are delayed or interrupted for any reason, our ability to develop and produce our drug candidates could be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.

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

Net Loss Per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including pre-funded warrants outstanding, during the periods presented. Pre-funded warrants are considered outstanding for the purposes of computing basic net loss per share because the shares are issuable for little consideration, are fully vested and are exercisable after the original issuance date. For the three months ended March 31, 2026 and 2025, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options and restricted stock units (RSUs), as follows:

	Three Months Ended March 31,
	2026	2025
Potentially dilutive securities	2,635,898	2,313,456

Recent Accounting Pronouncements

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company determined there is no impact of adopting ASU 2025-05 as it does not develop forecasts as part of estimating expected credit losses.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$149,578	$15,116
Short-term investments	419,026	230,636
Long-term investments	162,993	—
Total cash and investments in marketable securities	$731,597	$245,752

Our portfolio of cash and investments in marketable securities consists of the following (in thousands):

		March 31, 2026				December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$288,887	$2	$(723)	$288,166	$59,785
Corporate commercial paper	2	401,816	1	(307)	401,510	156,714
Obligations of U.S. government agencies	2	4,490	—	(7)	4,483	—
Available-for-sale investments		$695,193	$3	$(1,037)	$694,159	$216,499
Money market funds	1				17,710	11,919
Certificates of deposit	2				14,029	14,138
Cash	N/A				5,699	3,196
Total cash and investments in marketable securities					$731,597	$245,752

For the three months ended March 31, 2026 and 2025, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. All of our long-term investments as of March 31, 2026 had maturities between one and two years. As of March 31, 2026, we had 183 investments in unrealized loss positions and no investments had been in continuous unrealized loss positions for 12 months or longer. At December 31, 2025, our gross unrealized gains and losses were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid research and development expenses	$14,060	$16,540
Interest and other non-trade receivables	3,600	1,779
Other prepaid expenses	2,777	2,195
Total other current assets	$20,437	$20,514

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-term prepaid research and development expenses	$2,757	$4,244
Operating lease right-of-use assets	2,761	2,941
Property and equipment, net	1,959	2,060
Equity method investment in Gannet BioChem	1,741	3,491
Other long-term assets	2,019	1,404
Total other assets	$11,237	$14,140

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development expenses	$13,021	$13,980
Accrued compensation	5,008	2,940
Accrued contract termination costs	3,065	2,632
Other accrued expenses	4,057	2,719
Total accrued expenses	$25,151	$22,271

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of March 31, 2026, our imputed interest rate for the arrangement with HCR was 49%.

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the three months ended March 31, 2026 (in thousands):

	Three Months Ended March 31, 2026
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$2,070	$61,087	$63,157
Non-cash royalty revenue	(1,226)	(9,635)	(10,861)
Non-cash interest expense	524	7,418	7,942
Amortization of transaction costs	—	32	32
Liabilities related to the sales of future royalties, net – ending balance	$1,368	$58,902	$60,270

Note 4 — Equity Method Investment

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

Our ownership interest in Gannet BioChem is as follows:

	March 31, 2026	December 31, 2025
Common units owned by Nektar	20,000,000	20,000,000
Percentage ownership of common units outstanding	89%	100%
Percentage ownership of common and preferred units outstanding	19%	20%

Our investment in Gannet BioChem is considered a variable interest entity for which we are not the primary beneficiary. We have significant influence, but do not control, Gannet BioChem through our noncontrolling representation on Gannet BioChem’s board of directors and our equity interests in Gannet BioChem. Accordingly, we do not consolidate Gannet BioChem and account for our investment in Gannet BioChem using the equity method of accounting, under which we record our share of Gannet BioChem’s profits and losses as gain or loss from equity method investment in our Condensed Consolidated Statement of Operations. As a result of Ampersand’s liquidation preferences, we record our share of Gannet BioChem’s gains and losses under the hypothetical liquidation at book value method, which is a balance sheet approach that calculates the change in the hypothetical amount Ampersand and we would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period, as well as basis differences between the initial fair value of our investment in Gannet BioChem and our claim on the net assets of Gannet BioChem. Our maximum exposure to loss in Gannet BioChem is limited to the carrying value of our investment.

Our loss from our investment in Gannet BioChem is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Claim on net assets of Gannet BioChem - beginning of period	$3,491	$12,218
Claim on net assets of Gannet BioChem - end of period	1,741	7,757
Change in claim on net assets of Gannet BioChem	$(1,750)	$(4,461)

Gannet BioChem is considered a related party to Nektar. We have entered into agreements with Gannet BioChem for the supply of the polyethylene glycol reagents used in the manufacture of rezpegaldesleukin and NKTR-255 and certain other development services. We also provided certain accounting and information technology services to Gannet BioChem under a transition services agreement.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company (Lilly) alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. On September 19, 2025, Lilly filed a motion to voluntarily dismiss its counterclaims with prejudice, which the Court granted on October 7, 2025. Lilly filed a motion for summary judgment, which the Court denied in an order issued on March 18, 2026. Certain other pre-trial motions filed by both parties remain pending before the Court. Following the shutdown of the federal government, on October 14, 2025, the Court postponed the previously calendared October 27, 2025 starting date of the jury trial. The Court has set a new jury trial date of September 8, 2026.

After previously authorizing good and service tax (GST) refunds of approximately $3.3 million for the period of July 2017 to September 2019, the Indian GST authorities issued a show cause notice in October 2023 seeking to recover this refund, plus penalties and interest, for which we have subsequently received a demand in September 2025 seeking payment to Indian GST authorities. We have not paid the demand in view of an appeal we filed with the Indian authorities, and believe that we have meritorious defenses against the demand. We believe a loss is not probable and therefore have not accrued a liability as of March 31, 2026.

On March 6, 2026, a putative class action complaint was filed in the U.S. District Court for the Northern District of California against the Company, our CEO, CFO and Chief Research and Development Officer, captioned Schramke v. Nektar Therapeutics, et al. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC rules promulgated thereunder, seeks damages, attorneys’ fees and other relief, and alleges, among other things, that from February 26, 2025 through December 15, 2025, the defendants made misleading statements and/or failed to disclose material information regarding the REZOLVE-AA trial. The Company denies the claims, believes they are without merit, and intends to defend vigorously against this litigation. We have not recorded a liability for this matter as of March 31, 2026.

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either March 31, 2026 or December 31, 2025.

Commitments — Biolojic Design, Ltd. (Biolojic)

In 2021, we entered into a research collaboration and license option agreement with Biolojic to discover and develop agonistic antibodies that activate a novel and previously un-drugged target for the treatment of autoimmune diseases. In 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to this arrangement in all fields of use (other than in the field of oncology), which have used in our research program based on tumor necrosis factor (TNF) receptor type II (TNFR2) agonism, including NKTR-0165 and NKTR-0166. As a result of exercising this option, we may be required to pay up to $18.0 million based on the achievement of certain development milestones, including the first milestone of $3.0 million payable upon the acceptance of the first investigational new drug application, and up to $35.0 million based on the achievement of certain regulatory approval milestones. Each milestone is payable only once, regardless of the number of indications for which we develop the licensed product. We record a liability when a milestone payment becomes probable. As of March 31, 2026, no milestones have been achieved or are considered probable, and no liability has been recorded.

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

Note 6 — Stockholders’ Equity

Financing Transactions

We filed a shelf registration statement on Form S-3 and a related prospectus (the April 2025 Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) on April 1, 2025. Pursuant to the April 2025 Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the April 2025 Shelf Registration Statement, in April and November 2025, we also entered equity distribution agreements with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million (the April 2025 ATM Sales Agreement) and $110.0 million (the November 2025 ATM Sales Agreement). The sales of the shares under these agreements could be made by any method permitted that is deemed to be an “at-the-market” (ATM) equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock. We agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents. As a result of the transactions described below, no shares remain available for issuance under the April 2025 Shelf Registration Statement.

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

The following table presents the securities sold and net proceeds received pursuant to these shelf registrations:

Registration Statement	Offering Type	Date	Shares of Common Stock Sold	Pre-Funded Warrants Sold	Price per Share	Net Proceeds (in millions) (1)
April 2025 Shelf Registration (2)	Underwritten offering	7/2/2025	4,893,618	-	$23.50	$107.2
April 2025 Shelf Registration (3)	ATM offering	9/23/2025 to 10/16/2025	1,273,923	-	58.87 (7)	72.5
November 2025 Shelf Registration (4)	Underwritten offering	2/13/2026	7,637,931	293,103	58.00(7)	431.9
April 2025 Shelf Registration (5)	ATM offering	2/20/2026 to 4/1/2026	1,532,850	-	71.76(7)	106.6
November 2025 Shelf Registration (6)	Underwritten offering	4/23/2026	4,062,500	-	92.00	350.9
			19,400,822	293,103		$1,069.1
(1)
Net proceeds reflect gross proceeds, net of underwriting discounts, sales commissions and other offering costs.
(2)
This offering included 638,298 shares sold upon exercise in full by the underwriters of their option to purchase additional shares of common stock. Additionally, we re-issued all 552,307 shares previously held in treasury stock.
(3)
No shares remain available for issuance under the April 2025 ATM Sales Agreement.
(4)
This offering included 1,034,482 shares sold upon exercise in full by the underwriters of their option to purchase additional shares of common stock. The shares were sold at $58.00 per share and the pre-funded warrants were sold at $57.9999 per pre-funded warrant. See below for additional information regarding the pre-funded warrants.
(5)
Through March 31, 2026, we sold 1,325,295 shares of our common stock for net proceeds of $93.1 million. We also sold 207,555 shares of our common stock on April 1, 2026, for net proceeds of $13.6 million. No shares remain available for issuance under the November 2025 ATM Sales Agreement.
(6)
This offering included 529,891 shares sold upon exercise in full by the underwriters of their option to purchase additional shares of common stock.
(7)
Weighted average price per share.

Pre-funded Warrants

In March 2024, we issued a pre-funded warrant to purchase an aggregate of 1,666,667 shares of our common stock to TCG Crossover Fund II, L.P. (TCG) at a price of $18.00 per share for gross proceeds of $30.0 million (the TCG Pre-funded Warrant). Transaction costs were immaterial. The TCG Pre-funded Warrant had an exercise price of $0.0015 per share and was exercisable at any time after the original issuance date. On July 1, and July 11, 2025, TCG exercised the TCG Pre-funded Warrant to purchase 780,000 and 886,667 shares of common stock, respectively. Exercise proceeds were immaterial. As a result of these exercises, no shares remain issuable under the TCG Pre-funded Warrant.

On February 13, 2026, as disclosed above, we completed the sale and issuance of 293,103 pre-funded warrants at a price of $57.9999 per share. Each pre-funded warrant has an exercise price of $0.0001 per share and is exercisable at any time after the original issuance date. As of March 31, 2026, none of the warrants have been exercised.

We classified the pre-funded warrants as a component of permanent equity in our Condensed Consolidated Balance Sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance dates of the pre-funded warrants.

Note 7 — License and Collaboration Agreements

We have entered into various collaboration agreements including license agreements and collaborative research, development and commercialization agreements with various pharmaceutical and biotechnology companies. Under these collaboration arrangements, we may be entitled to receive license fees, upfront payments, milestone and other contingent payments, royalties, sales milestone payments, and reimbursements for research and development activities. We generally include our costs of performing these services in research and development expense. We analyze our agreements to determine whether we should account for the agreements within the scope of ASC 808 Collaborative Arrangements, and, if so, we analyze whether we should account for any elements under ASC 606 Revenue from Contracts with Customers.

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

Certain of our other collaboration agreements have resulted in commercialized products for our collaborations partners. Under these agreements, we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $10.9 million for the three months ended March 31, 2026 and $10.5 million and for the three months ended March 31, 2025, represents revenue for granting licenses which we had satisfied in prior periods.

Note 8 — Restructuring and Impairment

In connection with our prior restructuring plans, we have incurred significant contract termination costs. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, we continue to recognize expense as our estimates change until settlement.

The following are reconciliations of accrued contract termination and other costs for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Contract termination costs as of December 31, 2025 and 2024, respectively	$10,682	$9,078
Expense recognized during the period	796	169
Payments during the period	(515)	(554)
Contract termination costs as of March 31, 2026 and 2025, respectively	$10,963	$8,693
Less: current portion of contract termination costs, as of March 31, 2026 and 2025, respectively	(3,065)	(2,825)
Long term portion of contract termination costs, as of March 31, 2026 and 2025, respectively	$7,898	$5,868

We report the current portion of accrued contract termination costs within accrued expenses and the long-term portion within other long-term liabilities on our Condensed Consolidated Balance Sheets.

Note 9 — Stock-Based Compensation

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,787	$1,436
General and administrative	1,568	2,462
Total stock-based compensation	$3,355	$3,898

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:	$10,861	$10,460
Operating costs and expenses:
Clinical development, contract manufacturing and other third party costs
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	20,736	13,803
Tumor necrosis factor receptor type II (TNFR2) program	798	2,469
Discovery research and other programs	(104)	1,670
Total clinical development, contract manufacturing and other third party costs	21,430	17,942
Employee costs (a)	13,678	11,974
Facilities costs	2,833	3,358
Other operating costs (b)	7,702	17,260
Other segment expenses	4,272	4,461
Total operating costs and expenses	49,915	54,995
Loss from operations	(39,054)	(44,535)
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(7,942)	(4,974)
Interest income	4,242	2,874
Other income (expense), net	(336)	266
Total non-operating income (expense), net	(4,036)	(1,834)
Loss before provision for income taxes and equity method investment	(43,090)	(46,369)
Provision for income taxes	64	52
Loss before equity method investment	(43,154)	(46,421)
Loss from equity method investment	(1,750)	(4,461)
Net loss	$(44,904)	$(50,882)

Other segment expense items included within net loss include the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Contract termination costs	$796	$169
Stock-based compensation	3,355	3,898
Depreciation and amortization expense	121	394
Total other segment expenses	$4,272	$4,461

a)
Includes compensation and benefits for our employees and costs for our contractors and temporary workers.
b)
Includes legal and patent expenses, information technology infrastructure and other costs, professional accounting, insurance, travel and entertainment and other third party services and expenses.

Note 11 — Subsequent Events

On April 1, 2026, we sold an additional 207,555 shares of our common stock under the November 2025 ATM Sales Agreement for net proceeds of $13.6 million after deducting related commissions. No ATM shares remain available for issuance under the November 2025 ATM Sales Agreement.

On April 23, 2026, pursuant to the November 2025 Shelf Registration Statement, we completed the sale and issuance of 4,062,500 shares of common stock at a price of $92.00 per share, which included 529,891 shares sold upon exercise in full by the underwriters of their option to purchase additional shares of common stock in the April 2026 Offering. The estimated net proceeds from the April 2026 Offering total approximately $350.9 million, after deducting underwriting discounts and commissions and other offering costs.

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

Overview

Strategic Direction of Our Business

Nektar Therapeutics is a clinical stage, research-based drug discovery biopharmaceutical company focused on the development of novel immunology therapies. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology to identify and create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents targets the treatment of autoimmune diseases (e.g. rezpegaldesleukin and NKTR-0165 and -0166, respectively) and cancer (e.g. NKTR-255). We continue to make significant investments in building and advancing our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

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

On April 20, 2026, we announced 52-week topline results from the 16-week blinded treatment extension of period of the REZOLVE-AA. Following completion of the induction phase, patients with a SALT Score greater than 20 at week 36 who also demonstrated hair growth were eligible to continue on rezpegaldesleukin at their induction dose level in a blinded 16-week exploratory treatment extension through week 52. From week 36 to week 52, 29% of patients at 18 µg/kg dose and 31% of patients at 24 µg/kg dose achieved new SALT Score ≤20 responses as compared to none in the placebo arm. Increasing proportions of patients achieved clinically meaningful hair growth thresholds across numerous SALT measurements with 94% of patients completing treatment extension.

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

In oncology, our drug candidate NKTR-255 is an investigational biologic that is designed to target the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response.

We have historically derived substantially all of our revenue and significant amounts of research and development operating capital from our collaboration agreements. We have received upfront and milestone payments and cost-sharing reimbursements under a number of previous collaboration agreements, and certain of our collaboration partners have borne substantial costs of developing our drug candidates. We may continue our approach of entering into revenue-generating collaboration agreements to pay in whole or in part the development costs of our drug candidates, or we may finance the development of our drug candidates with our own capital.

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

With respect to financing our near-term business needs, as set forth below in “Key Developments and Trends in Liquidity and Capital Resources,” we estimate we have working capital to fund our current business plans through at least the next twelve months. At March 31, 2026, we had approximately $731.6 million in cash and investments in marketable securities.

From July 2025 to April 2026, we have completed a number of equity-based financing transactions, under which we have sold 19,400,822 shares of our common stock and 293,103 pre-funded warrants, resulting in net proceeds of $1,069.1 million, including 4,270,055 shares sold and net proceeds of $364.5 million received after March 31, 2026. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended March 31,		$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	2026	2025
Revenue:
Non-cash royalty revenue related to sales of future royalties	$10,861	$10,460	$401	4%
Total revenue	10,861	10,460	401	4%
Operating costs and expenses:
Research and development	35,680	30,480	5,200	17%
General and administrative	13,439	24,346	(10,907)	(45)%
Restructuring and impairment	796	169	627	371%
Total operating costs and expenses	49,915	54,995	(5,080)	(9)%
Loss from operations	(39,054)	(44,535)	5,481	(12)%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(7,942)	(4,974)	(2,968)	60%
Interest income	4,242	2,874	1,368	48%
Other income (expense), net	(336)	266	(602)	(226)%
Total non-operating income (expense), net	(4,036)	(1,834)	(2,202)	120%
Loss before provision for income taxes and equity method investment	(43,090)	(46,369)	3,279	(7)%
Provision for income taxes	64	52	12	23%
Loss before equity method investment	(43,154)	(46,421)	3,267	(7)%
Loss from equity method investment	(1,750)	(4,461)	2,711	(61)%
Net loss	$(44,904)	$(50,882)	$5,978	(12)%

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
•
License, collaboration and other revenue: License, collaboration and other revenue includes the recognition of upfront payments, milestone and other contingent payments received in connection with our license and collaboration agreements. The amount of revenue depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the continuation of existing collaborations, the amount of research and development work, and entering into new collaboration agreements, if any. License, collaboration and other revenue was not material for the periods presented or for the full year 2025, and unless we enter into a new collaboration agreement with upfront payments, we do not expect to recognize significant revenue in 2026.

Research and Development Expense

Research and development expense consists primarily of clinical study costs, contract manufacturing costs, direct costs of outside research, materials, supplies, licenses and fees as well as personnel costs (including salaries, benefits, contractor and temporary workers, and non-cash stock-based compensation). Research and development expense also includes certain overhead allocations of support costs.

Research and development expense increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, respectively, as reported in the following table, which presents expenses incurred for direct third-party costs, including clinical and regulatory services, contract manufacturing, clinical supplies, and preclinical study support for each of our drug candidates. The table also presents personnel, overhead and other indirect costs as we utilize our employee, contractor and infrastructure resources across multiple research and development programs (in thousands):

	Three Months Ended March 31,		$ Change 2026 vs. 2025
	2026	2025
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	$20,736	$13,803	$6,933
Tumor necrosis factor receptor type II (TNFR2) program	798	2,469	(1,671)
Discovery research and other programs	(104)	1,670	(1,774)
Total clinical development, contract manufacturing and other third party costs	21,430	17,942	3,488
Personnel, overhead and other costs	12,436	10,926	1,510
Stock-based compensation and depreciation	1,814	1,612	202
Research and development expense	$35,680	$30,480	$5,200

Research and development expense for rezpegaldesleukin increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, as we commenced activities to support a Phase 3 program in atopic dermatitis, and manufacturing activities associated with this Phase 3 program. This increase was partially offset by lower costs from our Phase 2b studies, as patients have completed treatment and moved into the maintenance or follow up phases of these studies. We expect the costs of development of rezpegaldesleukin for full year 2026 to significantly increase as we continue the development of rezpegaldesleukin, including the Phase 3 program in atopic dermatitis.

Research and development expense for our TNFR2 program decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, as we have completed most of our IND enabling activities for NKTR-0165. We expect the costs of development of TNFR2 program to decrease for full year 2026 as compared to 2025 for the same reason. We may owe additional milestone payments to Biolojic Design, Ltd., as further disclosed in Note 5 to our Condensed Consolidated Financial Statements.

Personnel, overhead and other costs increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, for increased personnel costs to support our Phase 3 rezpegaldesleukin program. We expect personnel, overhead and other costs for full year 2026 to increase compared to full year 2025 to support our development of rezpegaldesleukin primarily focusing on the Phase 3 program in atopic dermatitis.

We expect total research and development expense to increase significantly for full year 2026 compared to 2025 to support our development of rezpegaldesleukin, including the Phase 3 program in atopic dermatitis.

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
•
the costs and timing of producing supplies of the drug candidates needed for clinical trials and regulatory submissions;
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

General and administrative expense decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, mainly due to a decrease in legal expenses.

We expect general and administrative expense for full year 2026 to decrease slightly as compared to full year 2025.

Restructuring and Impairment

As discussed in Note 8 to our Condensed Consolidated Financial Statements, we have incurred significant contract termination costs as a result of our prior restructuring plans. which we report as restructuring and impairment expense. We recognized $4.9 million in contract termination costs for the full year 2025. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, we will continue to recognize expense as our estimates change until final settlement.

During full year 2025, we recognized $4.4 million in non-cash impairment charges related to our lease spaces. We do not expect further non-cash impairment charges related to our lease spaces.

Interest Income

Interest income increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, respectively, due to higher investment balances as a result of our equity-based financings as further disclosed in Note 6 to our Condensed Consolidated Financial Statements. We expect interest income to increase for full year 2026 compared to full year 2025 for the same reason.

Loss from Equity Method Investment

As discussed in Note 4 to our Condensed Consolidated Financial Statements, we determine our gain or loss on our equity method investment in Gannet BioChem using the hypothetical liquidation at book value (HLBV) due to Ampersand’s priority liquidation preference and right to receive a cumulative preferred dividend. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, subject to certain adjustments for any contributions, distributions and basis differences. We report our gain or loss from our equity method investment in Gannet BioChem on a three-month lag. Therefore, our loss recorded for the three months ended March 31, 2026 and 2025, reflects Gannet BioChem’s activities for the three months ended December 31, 2025 and from closing on December 2, 2024 through December 31, 2024, respectively. Our losses for these periods reflect Ampersand’s cumulative preferred dividend earned for such periods and Gannet BioChem’s net losses for such periods. Our loss of $4.5 million for the three months ended March 31, 2025 includes $2.5 million of Ampersand’s closing transaction costs deducted from Ampersand’s cash investment in Gannet BioChem.

We do not expect a significant gain or loss from equity method investment in 2026.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from upfront and milestone payments under our strategic collaboration agreements, royalties and product sales, as well as public and private placements of debt and equity securities. As of March 31, 2026, we had approximately $731.6 million in cash and investments in marketable securities. We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.

From July 2025 to April 2026, we have completed a number of equity-based financing transactions, under which we have sold 19,400,822 shares of our common stock and 293,103 pre-funded warrants, resulting in net proceeds of $1,069.1 million. We have an active shelf registration statement that we filed on Form S-3ASR and a related prospectus on November 12, 2025, (the November 2025 Shelf Registration), as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. The November 2025 Shelf Registration became automatically effective upon filing, and permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

We expect the clinical development of our drug candidates, including rezpegaldesleukin and our TNFR2 program, including NKTR-0165 and NKTR-0166 will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. Additionally, certain of our collaboration partners have borne substantial costs of developing our drug candidates. We may continue our approach of entering into revenue-generating collaboration agreements to pay in whole or in part the development costs of our drug candidates, or we may finance the development of our drug candidates with our own capital.

Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for rezpegaldesleukin our TNFR2 program, including NKTR-0165 and NKTR-0166, and NKTR-255; the sales levels for those products, if and when they are approved; whether, when and on what terms we are able to enter into new collaboration transactions; expenses being higher than anticipated, unplanned expenses and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations; and cash receipts, including sublease income, being lower than anticipated.

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

As a result of our prior restructuring plans, we are seeking to sublease all of leased facilities in San Francisco, California, including our laboratory and office space on Mission Bay Blvd. South (the Mission Bay Facility) and our office space on Third St. (the Third. St. Facility), and we have current subleases for a portion of the Mission Bay Facility. The San Francisco Bay Area office lease market has been negatively impacted by economic uncertainties, particularly impacting the technology industry, and the change in work habits, as employees continue to work remotely. Accordingly, for the Third St. Facility, there is significant uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. Meanwhile, the San Francisco Bay Area life sciences lease market continues to be weak as a significant amount of leasable space remains available in the San Francisco Bay Area. Accordingly, there is uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any.

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

Cash flows from operating activities

Cash flows used in operating activities for the three months ended March 31, 2026 and 2025 totaled $44.3 million and $49.1 million, respectively.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase significantly for 2026 as compared to 2025 to support our development of rezpegaldesleukin primarily focusing on the Phase 3 program in atopic dermatitis.

Cash flows from investing activities

During the three months ended March 31, 2026, we purchased $350.8 million investments, net of maturities, as we have invested the proceeds from our equity financings, offset by funding our operations. During the three months ended March 31, 2025, the maturities of our investments, net of purchases, totaled $44.4 million, which we used to fund our operations. Our other investing activities were not significant for the periods presented.

Cash flows from financing activities

Other than the financing activities described above and further disclosed in Note 6 to our Condensed Consolidated Financial Statements, we also received proceeds of $4.1 million from issuance of common stock related to our employee option and stock purchase plans during the three months ended March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at March 31, 2026 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors in Nektar Therapeutics should carefully consider the risks described below before making an investment decision. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. The risks described below may not be the only ones relating to our company. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, we had cash and investments in marketable securities valued at approximately $731.6 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

In the United States and markets in other countries, patients generally rely on third party payers to reimburse all or part of the costs associated with their treatment. In both domestic and foreign markets, sales of our partnered and proprietary products that receive regulatory approval will depend in part on market acceptance among physicians and patients, pricing approvals by government authorities and the availability of coverage and payment or reimbursement from third party payers, such as government programs, including Medicare and Medicaid in the U.S., managed care providers, private health insurers and other organizations. However, eligibility for coverage does not necessarily signify that a drug candidate will be adequately reimbursed in all cases or at a rate that covers costs related to research, development, manufacture, sale, and distribution. Third party payers are increasingly challenging the price and cost effectiveness of medical products and services. Therefore, significant uncertainty exists as to the coverage and pricing approvals for, and the payment or reimbursement status of, newly approved healthcare products. For more information, see “Business – Government Regulation – Coverage, Reimbursement, and Pricing” section in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

For the three months ended March 31, 2026, we reported a net loss of $44.9 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

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

Building and validating large scale clinical or commercial-scale manufacturing facilities and processes, recruiting and training qualified personnel and obtaining necessary regulatory approvals is complex, expensive and time consuming. In the past, we have encountered challenges in scaling up manufacturing to meet the requirements of large scale clinical trials without making modifications to the drug formulation or drug delivery method, which may cause significant delays in clinical development, or increased costs. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

Our CMOs purchase some of the starting material for biologics and biologic candidates from a single source or a limited number of suppliers, and we are dependent on Gannet BioChem for the supply of PEG reagents, and the partial or complete loss of one of these suppliers could cause production delays, and clinical trial delays.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 140 U.S. and 650 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have been issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic’s commercialization, the patent may only provide a short period of protection following the commercialization of the covered product. In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Governmental policy can also change the commercial potential of our product candidates, including efforts to increase patient access to lower-cost generic and biosimilar drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Legislative and Regulatory Landscape” section in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

On August 7, 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. On September 19, 2025, Lilly filed a motion to voluntarily dismiss its counterclaims with prejudice, which the Court granted on October 7, 2025. Lilly filed a motion for summary judgment, which the Court denied in an order issued on March 18, 2026. Certain other pre-trial motions filed by both parties that remain pending before the Court. Following the shutdown of the federal government, on October 14, 2025, the Court postponed the previously calendared October 27, 2025, starting date of the jury trial. The Court has set a new jury trial date of September 8, 2026.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at March 31, 2026.

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

For example, the California Consumer Privacy Act (CCPA) grants California consumers expanded rights regarding their personal information, including the right to access, correct, delete, and limit the sharing, use and disclosure of personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase the risk of data breach litigation and compliance costs. Similarly comprehensive state privacy laws have become effective in more than a dozen other U.S. states. In addition, certain states have passed laws specifically regulating consumer health information. For example, Washington’s My Health My Data Act (MHMDA) requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, which may increase our potential liability and compliance costs and adversely affect our business. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

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

Our stock price is volatile. During the three months ended March 31, 2026, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $35.12 to $75.06 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Cybersecurity incidents and data breaches have been increasing in frequency, levels of persistence, sophistication and intensity, and can include unauthorized activity by our employees, contractors and other third parties, as well as by third parties who use cyberattack techniques involving malware, ransomware, hacking and social engineering fraud (including phishing attacks) and business email compromises, among others. Additionally, the risk of data breaches, cybersecurity incidents, cyber-attacks or other security events may be heightened as a result of new technologies, including artificial intelligence, and an increase in the number of employees who adopted a remote working environment, which may be less secure and more susceptible to hacking attacks or other security compromises or breaches. Our information technology systems and infrastructure, and those of our partners, vendors, CROs, CMOs or other contractors or consultants are also vulnerable to intentional or inadvertent wrongful conduct by employees and vendors, natural disasters, terrorism, war, telecommunication and electrical failures and the types of interruption, compromise and damage described above. Any such compromise or disruption, no matter the origin, may cause an interruption of our operations. For instance, the loss or misappropriation of preclinical data or data from any clinical trial involving our drug candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, the loss, corruption or unauthorized disclosure or misuse of our trade secrets, personal data or other confidential and/or proprietary or sensitive information could compromise the commercial viability of one or more of our programs, which would negatively affect our business. Also, the costs to us to investigate, mitigate and remediate cybersecurity incidents or compromises and comply with applicable legal obligations, including breach notification obligations to individuals, regulators, partners and others, could be significant and our reputation could be materially damaged. We could also be exposed to litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities, including fines, penalties, and other legal and financial exposure and liabilities. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Director and Section 16 Officer Trading Arrangements and Policies

Howard W. Robin, our President and Chief Executive Officer, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule10b5-1(c) under the Exchange Act on March 13, 2026. Mr. Robin’s trading plan provides for the sale of up to an aggregate 20,000 shares of the Company’s common stock (comprised of previously vested restricted stock), which plan has a duration of the earlier of March 19, 2027, or such date upon which all transactions are completed or expire without execution.

Jonathan Zalevsky, Ph.D., our Chief Research and Development Officer, previously entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule10b5-1(c) under the Exchange Act on May 16, 2025, which provided for the sale of up to an aggregate 6,073 shares of the Company’s common stock (comprised of previously vested restricted stock units and exercised stock options). The plan terminated on January 20, 2026 upon completion of all transactions thereunder.

Dr. Zalevsky also entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule10b5-1(c) under the Exchange Act on March 13, 2026. Dr. Zalevksy’s trading plan provides for the sale of up to an aggregate 11,219 shares of the Company’s common stock (comprised of previously vested restricted stock units), which plan has a duration of the earlier of April 15, 2027, or such date upon which all transactions are completed or expire without execution.

In the fiscal quarter ended March 31, 2026, no other directors or Section 16 officers of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
Date: May 7, 2026