Form 10-Q
period 2026-06-30
NEKTAR THERAPEUTICS
filed 2026-08-14
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 34,142,994 on August 7, 2026.

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

Risks to our business are more fully described below in Part II, Item 1A under “Risk Factors” in this Form 10-Q, which risks include, among others:

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

•
Risks Related to Supply and Manufacturing:
o
if our contract manufacturers are not able to manufacture drugs or drug substances in sufficient quantities that meet applicable quality standards, our clinical studies could be delayed, and our business, financial condition and results of operations could be harmed; and
o
our contract manufacturers purchase some of the starting material for drugs and drug candidates from a single source or a limited number of suppliers and we are dependent on Gannet BioChem for the supply of the polyethylene glycol reagents (PEG reagents) used in the manufacture of rezpegaldesleukin, and the partial or complete loss of one of these suppliers could cause production and clinical trial delays.
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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$39,267	$15,116
Short-term investments	645,074	230,636
Other current assets (including $0 and $429 as of June 30, 2026 and December 31, 2025, respectively, from a related party)	55,061	20,514
Total current assets	739,402	266,266
Long-term investments	339,061	—
Other assets	16,666	14,140
Total assets	$1,095,129	$280,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $456 and $137 as of June 30, 2026 and December 31, 2025, respectively, to a related party)	$24,891	$10,770
Accrued expenses (including $130 and $994 as of June 30, 2026 and December 31, 2025, respectively, to a related party)	23,388	22,271
Operating lease liabilities, current portion	22,706	20,495
Total current liabilities	70,985	53,536
Operating lease liabilities, less current portion	55,850	65,256
Liabilities related to the sales of future royalties, net	57,378	63,157
Other long-term liabilities	7,795	8,625
Total liabilities	192,008	190,574
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares designated or outstanding at June 30, 2026 or December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 390,000,000 shares authorized; 34,129,664 shares and 20,378,832 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	2
Capital in excess of par value	4,750,686	3,850,099
Accumulated other comprehensive income (loss)	(1,756)	17
Accumulated deficit	(3,845,812)	(3,760,286)
Total stockholders’ equity	903,121	89,832
Total liabilities and stockholders’ equity	$1,095,129	$280,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Non-cash royalty revenue related to the sales of future royalties	$10,131	$11,175	$20,992	$21,635
Total revenue	10,131	11,175	20,992	21,635
Operating costs and expenses:
Research and development (including $1,137 and $613 for the three months ended June 30, 2026 and 2025, respectively, from a related party; and $2,845 and $821 for the six months ended June 30, 2026 and 2025, respectively, from a related party)	39,129	29,886	74,809	60,366
General and administrative	12,765	17,072	26,204	41,418
Restructuring and impairment	578	447	1,374	616
Total operating costs and expenses	52,472	47,405	102,387	102,400
Loss from operations	(42,341)	(36,230)	(81,395)	(80,765)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(7,206)	(5,394)	(15,148)	(10,368)
Interest income	9,346	1,969	13,588	4,843
Other income (expense), net (including income of $0 and $540 for the three months ended June 30, 2026 and 2025, respectively, from a related party; and income of $2 and $861 for the six months ended June 30, 2026 and 2025, respectively, from a related party)	(100)	260	(436)	526
Total non-operating income (expense), net	2,040	(3,165)	(1,996)	(4,999)
Loss before provision (benefit) for income taxes and equity method investment	(40,301)	(39,395)	(83,391)	(85,764)
Provision (benefit) for income taxes	2	(188)	66	(136)
Loss before equity method investment	(40,303)	(39,207)	(83,457)	(85,628)
Loss from equity method investment	(319)	(2,386)	(2,069)	(6,847)
Net loss	$(40,622)	$(41,593)	$(85,526)	$(92,475)

Basic and diluted net loss per share	$(1.23)	$(2.95)	$(2.96)	$(6.57)
Weighted average shares outstanding used in computing basic and diluted net loss per share	33,054,865	14,087,307	28,918,445	14,074,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(40,622)	$(41,593)	$(85,526)	$(92,475)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(722)	(59)	(1,773)	(80)
Net foreign currency translation gain (loss)	—	6	—	5
Other comprehensive income (loss)	(722)	(53)	(1,773)	(75)
Comprehensive loss	$(41,344)	$(41,646)	$(87,299)	$(92,550)

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

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	20,378,832	$2	—	$—	$3,850,099	$17	$(3,760,286)	$89,832
Shares issued under equity compensation plans	130,034	—	—	—	4,055	—	—	4,055
Stock-based compensation	—	—	—	—	3,355	—	—	3,355
Shares and pre-funded warrants sold in underwritten offering, net of underwriting discounts and offering costs of $28,134	7,637,931	1	—	—	431,865	—	—	431,866
Shares sold under at-the-market offering, net of commissions and offering costs of $2,936	1,325,295	—	—	—	93,063	—	—	93,063
Comprehensive income (loss)	—	—	—	—	—	(1,051)	(44,904)	(45,955)
Balance at March 31, 2026	29,472,092	$3	—	$—	$4,382,437	$(1,034)	$(3,805,190)	$576,216
Shares issued under equity compensation plans	94,417	—	—	—	878	—	—	878
Stock-based compensation	—	—	—	—	3,365	—	—	3,365
Shares sold in underwritten offering, net of underwriting discounts and offering costs of $23,324	4,062,500	—	—	—	350,426	—	—	350,426
Shares sold under at-the-market offering, net of commissions and offering costs of $420	207,555	—	—	—	13,580	—	—	13,580
Exercise of pre-funded warrants	293,100	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	(722)	(40,622)	(41,344)
Balance at June 30, 2026	34,129,664	$3	—	$—	$4,750,686	$(1,756)	$(3,845,812)	$903,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(85,526)	$(92,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(20,992)	(21,635)
Non-cash interest expense on liabilities related to the sales of future royalties	15,148	10,368
Loss from equity method investment	2,069	6,847
Stock-based compensation	6,720	7,384
Depreciation and amortization	307	640
Amortization of premiums (discounts), net	(5,233)	(2,193)
Changes in operating assets and liabilities:
Operating leases, net	(6,835)	(5,580)
Other assets	(39,884)	(4,973)
Accounts payable	14,121	2,886
Accrued expenses	37	3,940
Net cash used in operating activities	(120,068)	(94,791)
Cash flows from investing activities:
Purchases of investments	(987,707)	(43,852)
Maturities of investments	237,920	137,892
Purchases of property and equipment	(112)	(39)
Payment of transaction costs and working capital adjustment from the sale of the Huntsville manufacturing facility	—	(697)
Net cash provided by (used in) investing activities	(749,899)	93,304
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans	4,933	218
Proceeds from underwritten offering, net of underwriting discounts of $50,025	783,725	—
Proceeds from at-the-market offering, net of commissions of $3,300	106,699	—
Payments of offering costs associated with issuance of common stock and pre-funded warrants	(1,239)	—
Net cash provided by financing activities	894,118	218
Effect of foreign exchange rates on cash and cash equivalents	-	5
Net increase (decrease) in cash and cash equivalents	24,151	(1,264)
Cash and cash equivalents at beginning of period	15,116	44,252
Cash and cash equivalents at end of period	$39,267	$42,988
Non-cash financing activities:
Offering costs associated with issuance of common stock and pre-funded warrants included in accounts payable and accrued expenses	$250	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Nektar Therapeutics (Nektar, we) is a clinical stage, research-based drug discovery biopharmaceutical company headquartered in San Francisco, California and incorporated in Delaware, focused on the development of novel immunology therapies. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents, such as rezpegaldesleukin, NKTR-0165 and NKTR-0166, target the treatment of autoimmune diseases.

We are evaluating rezpegaldesleukin in moderate-to-severe atopic dermatitis and severe-to-very-severe alopecia areata and, in collaboration with TrialNet, in new-onset stage 3 Type 1 diabetes mellitus.

In July 2026, we announced the initiation of the first two global registrational trials (ZENITH AD-1 and ZENITH AD-2) in the Phase 3 ZENITH AD program evaluating rezpegaldesleukin in patients who are 12 years of age or older with moderate-to-severe atopic dermatitis.

We are also continuing Phase 2b trials of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis which we initiated in October 2023 (the Phase 2b REZOLVE-AD trial) and in patients with severe-to-very severe alopecia areata which we initiated in March 2024 (the Phase 2b REZOLVE-AA trial).

In February 2025, we announced that we had entered into a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new-onset stage 3 Type 1 diabetes mellitus in a Phase 2 study, which was initiated in May 2026. TrialNet will conduct the study with funding from the National Institutes of Health, primarily through the Special Statutory Funding Program for Type 1 Diabetes through the National Institute of Diabetes and Digestive and Kidney Diseases. Nektar will supply rezpegaldesleukin for the study and will retain all rights to the rezpegaldesleukin program under the collaboration.

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through public and private placements of debt and equity securities, royalties and product sales, as well as, revenue from upfront and milestone payments under our strategic collaboration agreements. As of June 30, 2026, we had approximately $1,023.4 million in cash and investments in marketable securities.

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

From July 2025 to April 2026, we completed a number of equity-based financing transactions, under which we sold 19,400,822 shares of our common stock and 293,103 pre-funded warrants, resulting in net proceeds of $1,068.6 million. See Note 6 for additional information.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses (to the extent recognized in other comprehensive income (loss)) and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three and six months ended June 30, 2026 and 2025. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity section of our Condensed Consolidated Balance Sheets. However, if we have concluded that we have substantially liquidated the entity, such as for our subsidiary in India, we recognize subsequent translation gains and losses in other income (expense) in our Condensed Consolidated Statements of Operations.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet data as of December 31, 2025 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 13, 2026. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements.

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

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. Accounting Standards Codification (ASC) 850, Related Party Disclosures (ASC 850) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. The related party transactions disclosed on our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets relate to transactions with Gannet BioChem. Please see Note 4 regarding our related party transactions with Gannet BioChem.

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

For our available-for-sale securities, we have significant concentrations of issuers in the banking and financial services industries. While our investment policy requires that we invest only in highly-rated securities and limit our exposure to any single issuer, various factors may materially affect the financial condition of issuers. Additionally, pursuant to our investment policy, we may sell securities before maturity if the issuer’s credit rating has been downgraded below our minimum credit rating requirements, which may result in a loss on the sale. Accordingly, if various factors result in downgrades below our minimum credit rating requirements and if we decide to sell these securities, we may experience losses on such sales.

Net Loss Per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including pre-funded warrants outstanding, during the periods presented. Pre-funded warrants are considered outstanding for the purposes of computing basic net loss per share because the shares are issuable for little consideration, are fully vested and are exercisable after the original issuance date. For the three and six months ended June 30, 2026 and 2025, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options and restricted stock units (RSUs), as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Potentially dilutive securities	2,502,775	2,271,937	2,568,968	2,289,750

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. We have determined there is no impact of adopting ASU 2025-05 as we do not develop forecasts as part of estimating expected credit losses.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities with annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$39,267	$15,116
Short-term investments	645,074	230,636
Long-term investments	339,061	—
Total cash and investments in marketable securities	$1,023,402	$245,752

Our portfolio of cash and investments in marketable securities, including cash equivalents, consists of the following (in thousands):

		June 30, 2026				December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$495,025	$30	$(1,249)	$493,806	$59,785
Corporate commercial paper	2	489,344	—	(471)	488,873	156,714
U.S. Treasuries	2	15,009	—	(40)	14,969	—
Obligations of U.S. government agencies	2	8,797	—	(26)	8,771	—
Available-for-sale investments		$1,008,175	$30	$(1,786)	$1,006,419	$216,499
Money market funds	1				158	11,919
Certificates of deposit	2				13,422	14,138
Cash	N/A				3,403	3,196
Total cash and investments in marketable securities					$1,023,402	$245,752

For the three and six months ended June 30, 2026 and 2025, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. All of our long-term investments as of June 30, 2026 had maturities between one and two years. As of June 30, 2026, we had 279 investments in unrealized loss positions and no investments had been in continuous unrealized loss positions for 12 months or longer. At December 31, 2025, our gross unrealized gains and losses were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid research and development expenses	$48,150	$16,540
Interest and other non-trade receivables	4,756	1,779
Other prepaid expenses	2,155	2,195
Total other current assets	$55,061	$20,514

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Long-term prepaid research and development expenses	$8,669	$4,244
Operating lease right-of-use assets	2,581	2,941
Property and equipment, net	1,678	2,060
Equity method investment in Gannet BioChem	1,422	3,491
Other long-term assets	2,316	1,404
Total other assets	$16,666	$14,140

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development expenses	$9,168	$13,980
Accrued compensation	7,033	2,940
Accrued contract termination costs	3,505	2,632
Other accrued expenses	3,682	2,719
Total accrued expenses	$23,388	$22,271

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of June 30, 2026, our imputed interest rate for the arrangement with HCR was 46%.

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the six months ended June 30, 2026 (in thousands):

	Six Months Ended June 30, 2026
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$2,070	$61,087	$63,157
Non-cash royalty revenue	(2,626)	(18,366)	(20,992)
Non-cash interest expense	885	14,263	15,148
Amortization of transaction costs	—	65	65
Liabilities related to the sales of future royalties, net – ending balance	$329	$57,049	$57,378

Note 4 — Equity Method Investment

In December 2024, we completed the sale of our manufacturing facility located in Huntsville, Alabama (the Facility) and certain other manufacturing assets related thereto, including the assignment of our existing manufacturing and supply obligations, to Gannet BioChem, an affiliate of Ampersand Management LLC d/b/a Ampersand Capital Partners (Ampersand), via an Asset Purchase Agreement (the APA), for consideration of $64.7 million in cash, net of transaction costs, and an approximate 20% equity ownership at the time of close in Gannet BioChem.

Our ownership interest in Gannet BioChem is as follows:

	June 30, 2026	December 31, 2025
Common units owned by Nektar	20,000,000	20,000,000
Percentage ownership of common units outstanding	89%	100%
Percentage ownership of common and preferred units outstanding	19%	20%

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

Our loss from our investment in Gannet BioChem is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Claim on net assets of Gannet BioChem - beginning of period	$1,741	$7,757	$3,491	$12,218
Claim on net assets of Gannet BioChem - end of period	1,422	5,371	1,422	5,371
Change in claim on net assets of Gannet BioChem	$(319)	$(2,386)	$(2,069)	$(6,847)

Gannet BioChem is considered a related party to Nektar. We have entered into agreements with Gannet BioChem for the supply of the polyethylene glycol reagents used in the manufacture of rezpegaldesleukin and certain other development services. We also provided certain accounting and information technology services to Gannet BioChem under a transition services agreement, which concluded during the three months ended June 30, 2026.

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

In August 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company (Lilly) alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. In September 2025, Lilly filed a motion to voluntarily dismiss its counterclaims with prejudice, which the Court granted in October 2025. Lilly filed a motion for summary judgment, which the Court denied in an order issued in March 2026. A Pretrial Conference was held on August 6, 2026. The Court has set a jury trial date for September 8, 2026.

After previously authorizing good and service tax (GST) refunds of approximately $3.3 million for the period of July 2017 to September 2019, the Indian GST authorities issued a show cause notice in October 2023 seeking to recover this refund, plus penalties and interest, for which we have subsequently received a demand in September 2025 seeking payment to Indian GST authorities. We have not paid the demand in view of an appeal we filed with the Indian authorities, and believe that we have meritorious defenses against the demand. We believe a loss is not probable and therefore have not accrued a liability as of June 30, 2026.

In March 2026, a putative class action complaint was filed in the U.S. District Court for the Northern District of California against the Company, our CEO, our former CFO and our Chief Research and Development Officer, captioned Schramke v. Nektar Therapeutics, et al. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC rules promulgated thereunder, seeks damages, attorneys’ fees and other relief, and alleges, among other things, that from February 2025 through December 2025, the defendants made misleading statements and/or failed to disclose material information regarding the REZOLVE-AA trial. The Company denies the claims, believes they are without merit, and intends to defend vigorously against this litigation. This case is in the early stages. We have not recorded a liability for this matter as of June 30, 2026.

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either June 30, 2026 or December 31, 2025.

Commitments — Biolojic Design, Ltd. (Biolojic)

In 2021, we entered into a research collaboration and license option agreement with Biolojic to discover and develop agonistic antibodies that activate a novel and previously un-drugged target for the treatment of autoimmune diseases. In 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to this arrangement in all fields of use (other than in the field of oncology), which we have used in our research program based on tumor necrosis factor (TNF) receptor type II (TNFR2) agonism, including NKTR-0165 and NKTR-0166. As a result of exercising this option, we may be required to pay up to $18.0 million based on the achievement of certain development milestones, including the first milestone of $3.0 million payable upon the acceptance of the first investigational new drug application, and up to $35.0 million based on the achievement of certain regulatory approval milestones. Each milestone is payable only once, regardless of the number of indications for which we develop the licensed product. We record a liability when a milestone payment becomes probable. As of June 30, 2026, no milestones have been achieved or are considered probable, and no liability has been recorded.

Purchase Commitments

In May 2026, we entered into an agreement with a contract manufacturing organization for the production of our drug substance. The agreement includes a minimum purchase commitment for manufacturing services. As of June 30, 2026, the aggregate remaining minimum commitment under the agreement was $50.0 million, relating to the period from January 2028 through December 2031. As of June 30, 2026, no amounts have been recorded in the condensed consolidated financial statements related to this matter.

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

Note 6 — Stockholders’ Equity

Financing Transactions

We filed a shelf registration statement on Form S-3 and a related prospectus (the April 2025 Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) in April 2025. Pursuant to the April 2025 Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the April 2025 Shelf Registration Statement, in April and November 2025, we also entered equity distribution agreements with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million (the April 2025 ATM Sales Agreement) and $110.0 million (the November 2025 ATM Sales Agreement), respectively. The sales of the shares under these agreements could be made by any method permitted that is deemed to be an “at-the-market” (ATM) equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock. We agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents. As a result of the transactions described below, no shares remain available for issuance under the April 2025 Shelf Registration Statement.

In November 2025, we filed a new registration statement on Form S-3ASR and a related prospectus (the November 2025 Shelf Registration), as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. The November 2025 Shelf Registration became automatically effective upon filing, and permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants.

The following table presents the securities sold and net proceeds received pursuant to these shelf registrations:

Registration Statement	Offering Type	Date	Shares of Common Stock Sold	Pre-Funded Warrants Sold	Price per Share		Net Proceeds (in millions) (1)
April 2025 Shelf Registration (2)	Underwritten offering	7/2/2025	4,893,618	-	$23.50		$107.2
April 2025 Shelf Registration (3)	ATM offering	9/23/2025 to 10/16/2025	1,273,923	-	58.87	(7)	72.5
November 2025 Shelf Registration (4)	Underwritten offering	2/13/2026	7,637,931	293,103	58.00	(7)	431.9
April 2025 Shelf Registration (5)	ATM offering	2/20/2026 to 4/1/2026	1,532,850	-	71.76	(7)	106.6
November 2025 Shelf Registration (6)	Underwritten offering	4/23/2026	4,062,500	-	92.00		350.4
			19,400,822	293,103			$1,068.6
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
(7)
Weighted average price per share.

In May 2026, we entered into a new equity distribution agreement (the May 2026 ATM Sales Agreement) with Guggenheim Securities, LLC and H.C. Wainwright & Co., LLC, relating to the sale of our common stock having an aggregate offering price of up to $150.0 million in an “at-the-market” offering under the November 2025 Shelf Registration. We agreed to pay Guggenheim Securities, LLC and H.C. Wainwright & Co. LLC a commission equal to 3.0% of the gross sales price of all common stock sold under the May 2026 ATM Sales Agreement. As of June 30, 2026, no shares have been issued under the May 2026 ATM Sales Agreement.

Pre-funded Warrants

In March 2024, we issued a pre-funded warrant to purchase an aggregate of 1,666,667 shares of our common stock to TCG Crossover Fund II, L.P. (TCG) at a price of $18.00 per share for gross proceeds of $30.0 million (the TCG Pre-funded Warrant). Transaction costs were immaterial. The TCG Pre-funded Warrant had an exercise price of $0.0015 per share and was exercisable at any time after the original issuance date. In July 2025, TCG exercised the TCG Pre-funded Warrant to purchase 1,666,667 shares of common stock. Exercise proceeds were immaterial. As a result of these exercises, no shares remain issuable under the TCG Pre-funded Warrant.

In February 2026, as disclosed above, we completed the sale and issuance of 293,103 pre-funded warrants at a price of $57.9999 per share (the 2026 Pre-funded Warrants). Each pre-funded warrant has an exercise price of $0.0001 per share and is exercisable at any time after the original issuance date. In June 2026, the holders exercised the 2026 Pre-funded Warrants on a cashless basis, resulting in the issuance of 293,100 shares of common stock. As a result of these exercises, no shares remain issuable under the 2026 Pre-funded Warrants.

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

Certain of our other collaboration agreements have resulted in commercialized products for our collaborations partners. Under these agreements, we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $10.1 million and $21.0 million for the three and six months ended June 30, 2026, respectively, and $11.2 million and $21.6 million for the three and six months ended June 30, 2025, respectively, represents revenue for granting licenses, which we had satisfied in prior periods.

Note 8 — Restructuring and Impairment

In connection with our prior restructuring plans, we have incurred significant contract termination costs. We continue to recognize expense until settlement. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, our estimates may continue to change until settlement.

The following are reconciliations of accrued contract termination and other costs for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Contract termination costs as of December 31, 2025 and 2024, respectively	$10,682	$9,078
Expense recognized during the period	796	169
Payments during the period	(515)	(554)
Contract termination costs as of March 31, 2026 and 2025, respectively	$10,963	$8,693
Expense recognized during the period	578	447
Payments during the period	(783)	(836)
Contract termination costs as of June 30, 2026 and 2025, respectively	$10,758	$8,304
Less: current portion of contract termination costs, as of June 30, 2026 and 2025, respectively	$(3,505)	$(3,275)
Long term portion of contract termination costs, as of June 30, 2026 and 2025, respectively	$7,253	$5,029

We report the current portion of accrued contract termination costs within accrued expenses and the long-term portion within other long-term liabilities on our Condensed Consolidated Balance Sheets.

Note 9 — Stock-Based Compensation

In June 2026, our shareholders approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance thereunder by 3,000,000 shares.

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,775	$1,202	$3,561	$2,638
General and administrative	1,590	2,284	3,159	4,746
Total stock-based compensation	$3,365	$3,486	$6,720	$7,384

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:	$10,131	$11,175	$20,992	$21,635
Operating costs and expenses:
Clinical development, contract manufacturing and other third party costs
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	22,389	12,930	43,125	26,733
Tumor necrosis factor receptor type II (TNFR2) program	735	3,775	1,533	6,244
Discovery research and other programs	436	2,374	332	4,044
Total clinical development, contract manufacturing and other third party costs	23,560	19,079	44,990	37,021
Employee costs (a)	14,962	10,920	28,640	22,894
Facilities costs	2,790	2,968	5,623	6,326
Other operating costs (b)	7,095	10,324	14,797	27,584
Other segment expenses	4,065	4,114	8,337	8,575
Total operating costs and expenses	52,472	47,405	102,387	102,400
Loss from operations	(42,341)	(36,230)	(81,395)	(80,765)
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(7,206)	(5,394)	(15,148)	(10,368)
Interest income	9,346	1,969	13,588	4,843
Other income (expense), net	(100)	260	(436)	526
Total non-operating income (expense), net	2,040	(3,165)	(1,996)	(4,999)
Loss before provision for income taxes and equity method investment	(40,301)	(39,395)	(83,391)	(85,764)
Provision for income taxes	2	(188)	66	(136)
Loss before equity method investment	(40,303)	(39,207)	(83,457)	(85,628)
Loss from equity method investment	(319)	(2,386)	(2,069)	(6,847)
Net loss	$(40,622)	$(41,593)	$(85,526)	$(92,475)

Other segment expense items included within net loss include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract termination costs	$578	$447	$1,374	$616
Stock-based compensation	3,365	3,486	6,720	7,384
Depreciation and amortization expense	122	181	243	575
Total other segment expenses	$4,065	$4,114	$8,337	$8,575

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

Overview

Strategic Direction of Our Business

Nektar Therapeutics is a clinical stage, research-based drug discovery biopharmaceutical company focused on the development of novel immunology therapies. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology to identify and create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents, such as rezpegaldesleukin, NKTR-0165, and NKTR-0166, targets the treatment of autoimmune diseases. We continue to make significant investments in advancing and building our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

Autoimmune and inflammatory diseases cause the immune system to mistakenly attack and damage healthy cells in a person’s body. A failure of the body’s self-tolerance mechanisms enables the formation of the pathogenic T lymphocytes that conduct this attack. Our drug candidate rezpegaldesleukin is a potential first-in-class disease-modifying therapeutic that may address this underlying immune system imbalance in people with many autoimmune disorders and inflammatory diseases. It is designed to target the interleukin-2 (IL-2) receptor complex in the body in order to stimulate proliferation of powerful inhibitory immune cells known as regulatory T cells (Treg cells). Describing the critical role of Treg cells in maintaining balance in the immune system earned Drs. Mary E. Brunkow, Fred Ramsdell and Shimon Sakaguchi, the Nobel Prize in medicine in October 2025. By activating these Treg cells, rezpegaldesleukin may act to bring the immune system back into balance. Rezpegaldesleukin is being developed as a self-administered injection for a number of autoimmune disorders and inflammatory diseases.

We are evaluating rezpegaldesleukin in moderate-to-severe atopic dermatitis, severe-to-very-severe alopecia areata and, in collaboration with TrialNet, in new-onset stage 3 Type 1 diabetes mellitus.

In July 2026, we announced the initiation of the first two global registrational trials (ZENITH AD-1 and ZENITH AD-2) in the Phase 3 ZENITH AD program for rezpegaldesleukin. The Phase 3 ZENITH AD program is evaluating rezpegaldesleukin in patients who are 12 years of age or older with moderate-to-severe atopic dermatitis. The program includes three global, randomized, double-blind, placebo-controlled trials: ZENITH AD-1 and ZENITH AD-2 will enroll biologic and systemic JAK inhibitor treatment-naive patients and ZENITH AD-3 will enroll patients with prior biologic and/or systemic JAK inhibitor treatment experience. We intend to initiate a global registrational trial (ZENITH-AA-1) in early 2027 to evaluate rezpegaldesleukin in patients who are 12 years of age or older with severe-to-very-severe alopecia areata. Our ZENITH AD and AA programs will also include long-term extension studies in both indications and other supportive trials.

In February 2025, we announced that the FDA had granted Fast Track designation for rezpegaldesleukin for the treatment of adult and pediatric patients 12 years of age and older with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. In July 2025, we announced that the FDA had granted Fast Track designation for rezpegaldesleukin for the treatment of severe-to-very severe alopecia areata in adult and pediatric patients 12 years of age and older who weigh at least 40 kg.

In October 2023, we initiated a Phase 2b clinical study of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis (the Phase 2b RESOLVE-AD trial), which is ongoing. In March 2024, we initiated a Phase 2b clinical study in patients with severe-to-very severe alopecia areata (the Phase 2b RESOLVE-AA trial), which is also ongoing.

In June 2025, we announced statistically significant data from the 16-week induction period of the Phase 2b REZOLVE-AD trial being conducted in 393 patients. In the trial, patients were randomized (3:3:3:2) to receive subcutaneous treatment with one of three doses of rezpegaldesleukin: a high dose of 24 µg/kg every two weeks (q2w), a middle dose of 18 µg/kg every two weeks (q2w), and a low dose of 24 µg/kg every four weeks (q4w), or placebo q2w. The primary endpoint and secondary endpoints were assessed at week 16. Following the 16-week induction period, rezpegaldesleukin-treated patients who achieved Eczema Area and Severity Score (EASI) percent score reductions of >50 were re-randomized (1:1) to continue at the same dose level on a q4w or q12w regimen through week 52 in a blinded maintenance period. Placebo patients with EASI percent score reductions of >50 percent continued to receive placebo q4w.

As announced in June 2025, the Phase 2b REZOLVE-AD trial met its primary endpoint of the mean improvement in EASI from baseline at week 16 for all three dose arms of rezpegaldesleukin versus placebo (p<0.001). All three dose arms also achieved statistical significance at week 16 for the key secondary endpoints of EASI-75 (percent of patients who achieve ≥75% reduction in EASI from baseline), EASI-50 (percent of patients who achieve ≥50% reduction in EASI from baseline) and BSA (mean percent improvement in Body Surface Area score from baseline). The q2w arms of rezpegaldesleukin (high and middle doses) achieved statistical significance at week 16 for the key secondary endpoints of vIGA-AD 0/1 (percent of patients achieving a score of 0 or 1 on the validated Investigator’s Global Assessment for Atopic Dermatitis with ≥ 2-point reduction from baseline) and Itch NRS (percent of patients with baseline ≥ 4 who experienced a ≥ 4-point reduction in the Itch Numerical Rating Score from baseline). In addition, at week 16, the high dose of 24 µg/kg q2w achieved statistical significance on EASI-90 (percent of patients who achieve ≥ 90% reduction in EASI from baseline). When evaluating EASI-75 and EASI-90 by disease severity using baseline vIGA-AD score, similar responses were observed in severe patients (baseline vIGA-AD of 4) as in moderate patients (baseline vIGA-AD of 3).

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

In September 2025, we presented new data from the Phase 2b REZOLVE-AD trial at the European Academy of Dermatology and Venereology (EADV) 2025 Congress. Building on previously presented data, these data demonstrated that high dose rezpegaldesleukin achieved statistical significance on multiple patient-reported outcome assessments at completion of the 16-week induction period. Additionally, as observed interim data for patients who previously received placebo during the induction period and crossed over to receive 24 weeks of treatment with high dose rezpegaldesleukin had increased EASI-75 and vIGA-AD efficacy with extended dosing beyond week 16.

In February 2026, we announced data from the blinded 36-week maintenance period of the Phase 2b REZOLVE-AD trial. Rezpegaldesleukin demonstrated long-term durability and continued atopic dermatitis disease symptom improvement during the maintenance period. Q4w and q12w dosing regimens resulted in sustained disease control for EASI-75, EASI-90, vIGA-AD response, and Itch NRS response, with the 24 µg/kg q4w and q12w regimens showing the highest maintenance of response at week 52. 71% and 83% of patients maintained EASI-75 responses and 85% and 63% maintained vIGA-AD 0/1 responses with 24 µg/kg q4w and q12w dosing, respectively, at week 52. A meaningful proportion of patients achieved new EASI-75, EASI-90, Itch NRS and vIGA-AD 0/1 responses at week 52 of the study. A two to five fold increase in percentage of patients who achieved EASI-100 was observed in the 24 µg/kg q4w and q12w dosing regimens. Among all re-randomized patients from week 16 to week 52, q4w maintenance dosing increased EASI-100 response from 4% to 22% and q12w dosing increased EASI-100 response from 9% to 18%. Among re-randomized patients who had an EASI-75 or vIGA-AD response at maintenance baseline, q4w dosing increased EASI-100 response from 6% to 30% and q12w dosing increased EASI-100 response from 14% to 27%.

The safety profile of rezpegaldesleukin in maintenance was consistent with observations from the induction part of the study. Rezpegaldesleukin was well-tolerated with no new safety concerns identified during the maintenance and escape periods. The discontinuation rate due to adverse events was 3.5% for all aggregated patients. Overall rates of TEAEs were 72% for rezpegaldesleukin treated patients, 65% for placebo patients in maintenance, and 83% for all escape patients. The most frequent TEAE was ISRs, nearly all of which were mild (77%), and which occurred at a lower rate and frequency than observed in the initial induction part of the study (discontinuation rate due to injection site reactions was 0.7%). The Phase 2b REZOLVE-AD trial remains ongoing for a 52-week posttreatment follow-up period.

In December 2025, we announced topline results from the 36-week induction treatment period of the Phase 2b REZOLVE-AA study being conducted in 92 patients with severe-to-very-severe alopecia areata. Patients were randomized (3:3:2) to receive one of two rezpegaldesleukin doses (24 µg/kg or 18 µg/kg) or placebo, administered as a subcutaneous injection twice monthly. The primary endpoint was the mean percentage reduction from baseline in the Severity of Alopecia Tool (SALT) score at week 36. Primary and secondary endpoints were assessed at the end of the 36-week induction treatment period.

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

In April 2026, we announced 52-week topline results from the 16-week blinded treatment extension period of the REZOLVE-AA trial. Following completion of the induction phase, patients with a SALT Score greater than 20 at week 36 who also demonstrated hair growth were eligible to continue on rezpegaldesleukin at their induction dose level in a blinded 16-week exploratory treatment extension through week 52. From week 36 to week 52, 29% of patients at 18 µg/kg dose and 31% of patients at 24 µg/kg dose achieved new SALT Score ≤20 responses as compared to none in the placebo arm. Increasing proportions of patients achieved clinically meaningful hair growth thresholds across numerous SALT measurements with 94% of patients completing treatment extension. The Phase 2b REZOLVE-AA trial remains ongoing for a 24-week posttreatment follow-up period.

In February 2025, we announced that we had entered into a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new-onset stage 3 Type 1 diabetes mellitus in a Phase 2 study, which was initiated in May 2026. TrialNet will conduct the study with funding from the National Institutes of Health, primarily through the Special Statutory Funding Program for Type 1 Diabetes through the National Institute of Diabetes and Digestive and Kidney Diseases. Nektar will supply rezpegaldesleukin for the study and will retain all rights to the rezpegaldesleukin program under the collaboration.

We continue to advance our most promising research drug candidates into preclinical development with the objective of advancing these early-stage research programs to human clinical studies over the next several years. Our lead research program is based on tumor necrosis factor (TNF) receptor type II (TNFR2) agonism, without modulation of the TNFR1 signaling, after we exercised an option in December 2023 to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to a research collaboration and license option agreement we entered into with Biolojic Design, Ltd. in 2021. TNFR2 signaling drives immunoregulatory function and can provide a direct protective effect for tissue cells. TNFR2 is highly expressed on Tregs, neuronal cells and endothelial cells and has been shown to potentiate the suppressive effects and overall functional properties of Tregs. NKTR-0165 is being developed for potential treatment of autoimmune diseases, such as ulcerative colitis, multiple sclerosis and vitiligo. NKTR-0165 is currently in the Investigational New Drug (IND) enabling phase. We have also designed a unique bispecific antibody, NKTR-0166, that incorporates the TNFR2 agonist epitope and an antagonist epitope validated in the treatment of rheumatology diseases. As a dual agonist:antagonist of known pathways associated with key pathways linked to disease pathogenesis, this investigational antibody is being developed to address a number of rheumatic disorders.

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

Our pipeline also includes NKTR-255, an investigational biologic in oncology that is designed to target the IL-15 pathway in order to activate the body’s innate and adaptive immunity. Through optimal engagement of the IL-15 receptor complex, NKTR-255 is designed to enhance functional NK cell populations and formation of long-term immunological memory, which may lead to sustained and durable anti-tumor immune response. We are seeking potential partnerships for this asset.

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
•
2020 Purchase and Sale Agreement: In December 2020, we sold our rights, subject to a cap, to receive royalties from MOVANTIK® / MOVENTIG® (for the treatment of opioid-induced constipation), ADYNOVATE® / ADYNOVI® (a half-life extension product of Factor VIII) and other hemophilia products, under our arrangements with AstraZeneca AB, Baxalta, Inc. (a wholly owned-subsidiary of Takeda Pharmaceutical Company Ltd.), and Novo Nordisk A/S, respectively, for $150.0 million to entities managed by Healthcare Royalty Management, LLC (HCR). In March 2024, Nektar and HCR amended the 2020 Purchase and Sale Agreement to remove the cap on the royalties in exchange for $15.0 million. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

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

Our business is subject to significant risks, including the risks inherent in our development efforts, the results of our clinical trials, our dependence on marketing efforts by our collaboration partners, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. Drug research and development is an inherently uncertain process with a high risk of failure at every stage prior to approval. The timing and outcome of clinical trial results are extremely difficult to predict. Clinical development successes and failures can have a disproportionately positive or negative impact on our scientific and medical prospects, financial condition and prospects, results of operations and market opportunities. For a discussion of these and some of the other key risks and uncertainties affecting our business, see Item 1A “Risk Factors” below.

With respect to financing our near-term business needs, as set forth below in “Liquidity and Capital Resources”, we estimate we have working capital to fund our current business plans through at least the next twelve months. At June 30, 2026, we had approximately $1,023.4 million in cash and investments in marketable securities.

From July 2025 to April 2026, we completed a number of equity-based financing transactions, under which we have sold 19,400,822 shares of our common stock and 293,103 pre-funded warrants, resulting in net proceeds of $1,068.6 million. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended June 30,		$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	2026	2025
Revenue:
Non-cash royalty revenue related to the sales of future royalties	$10,131	$11,175	$(1,044)	(9)%
Total revenue	10,131	11,175	(1,044)	(9)%
Operating costs and expenses:
Research and development	39,129	29,886	9,243	31%
General and administrative	12,765	17,072	(4,307)	(25)%
Restructuring and impairment	578	447	131	29%
Total operating costs and expenses	52,472	47,405	5,067	11%
Loss from operations	(42,341)	(36,230)	(6,111)	17%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(7,206)	(5,394)	(1,812)	34%
Interest income	9,346	1,969	7,377	375%
Other income (expense), net	(100)	260	(360)	(138)%
Total non-operating income (expense), net	2,040	(3,165)	5,205	(164)%
Loss before provision (benefit) for income taxes and equity method investment	(40,301)	(39,395)	(906)	2%
Provision (benefit) for income taxes	2	(188)	190	(101)%
Loss before equity method investment	(40,303)	(39,207)	(1,096)	3%
Loss from equity method investment	(319)	(2,386)	2,067	(87)%
Net loss	$(40,622)	$(41,593)	$971	(2)%

	Six Months Ended June 30,		$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	2026	2025
Revenue:
Non-cash royalty revenue related to the sales of future royalties	$20,992	$21,635	$(643)	(3)%
Total revenue	20,992	21,635	(643)	(3)%
Operating costs and expenses:
Research and development	74,809	60,366	14,443	24%
General and administrative	26,204	41,418	(15,214)	(37)%
Restructuring and impairment	1,374	616	758	123%
Total operating costs and expenses	102,387	102,400	(13)	(0)%
Loss from operations	(81,395)	(80,765)	(630)	1%
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(15,148)	(10,368)	(4,780)	46%
Interest income	13,588	4,843	8,745	181%
Other income (expense), net	(436)	526	(962)	(183)%
Total non-operating income (expense), net	(1,996)	(4,999)	3,003	(60)%
Loss before provision (benefit) for income taxes and equity method investment	(83,391)	(85,764)	2,373	(3)%
Provision (benefit) for income taxes	66	(136)	202	(149)%
Loss before loss from equity method investment	(83,457)	(85,628)	2,171	(3)%
Loss from equity method investment	(2,069)	(6,847)	4,778	(70)%
Net loss	$(85,526)	$(92,475)	$6,949	(8)%

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

Research and development expense increased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively, as reported in the following table, which presents expenses incurred for direct third-party costs, including clinical and regulatory services, contract manufacturing, clinical supplies, and preclinical study support for each of our drug candidates. The table also presents personnel, overhead and other indirect costs as we utilize our employee, contractor and infrastructure resources across multiple research and development programs (in thousands):

	Three Months Ended June 30,		$ Change 2026 vs. 2025	Six Months Ended June 30,		$ Change 2026 vs. 2025
	2026	2025		2026	2025
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	$22,389	$12,930	$9,459	$43,125	$26,733	$16,392
Tumor necrosis factor receptor type II (TNFR2) program	735	3,775	(3,040)	1,533	6,244	(4,711)
Discovery research and other programs	436	2,374	(1,938)	332	4,044	(3,712)
Total clinical development, contract manufacturing and other third party costs	23,560	19,079	4,481	44,990	37,021	7,969
Personnel, overhead and other costs	13,765	9,572	4,193	26,202	20,499	5,703
Stock-based compensation and depreciation	1,804	1,235	569	3,617	2,846	771
Research and development expense	$39,129	$29,886	$9,243	$74,809	$60,366	$14,443

Research and development expense for rezpegaldesleukin increased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, as we commenced activities to support the Phase 3 ZENITH AD program in atopic dermatitis, including clinical trial start-up activities with our contract research organizations, and manufacturing activities associated with rezpegaldesleukin. This increase was partially offset by lower costs from our Phase 2b studies in atopic dermatitis and alopecia areata, as patients have completed the induction phase and moved into the maintenance or off-treatment follow up phases of these studies. We expect the costs of development of rezpegaldesleukin for full year 2026 to significantly increase as we continue the development of rezpegaldesleukin, including the Phase 3 ZENITH AD program in atopic dermatitis, the Phase 3 ZENITH AA program in alopecia areata, and manufacturing activities associated with rezpegaldesleukin. We expect research and development expense to increase significantly in future periods as patients are enrolled in our Phase 3 ZENITH AD and ZENITH AA programs and our contract manufacturing organizations produce clinical drug supply to support these studies and complete other development activities.

Research and development expense for our TNFR2 program decreased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, as we have completed a significant portion of our IND enabling activities for NKTR-0165. We expect the costs of development of TNFR2 program to decrease for full year 2026 as compared to 2025 for the same reason. We may owe additional milestone payments to Biolojic, as further disclosed in Note 5 to our Condensed Consolidated Financial Statements.

Personnel, overhead and other costs increased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, due to increased personnel to support our Phase 3 rezpegaldesleukin program. We expect personnel, overhead and other costs for full year 2026 to increase compared to full year 2025 to support our development of rezpegaldesleukin.

We expect total research and development expense to increase significantly for full year 2026 compared to 2025 to support our development of rezpegaldesleukin, including the Phase 3 ZENITH AD program in atopic dermatitis, the Phase 3 ZENITH AA program in alopecia areata, and manufacturing activities associated with rezpegaldesleukin.

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

General and administrative expense decreased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, mainly due to a decrease in legal expenses.

We expect general and administrative expenses to increase in the second half of 2026 due to increases in legal expenses and employee costs. However, we expect general and administrative expense for full year 2026 to decrease slightly as compared to full year 2025.

Restructuring and Impairment

As discussed in Note 8 to our Condensed Consolidated Financial Statements, we have incurred significant contract termination costs as a result of our prior restructuring plans. which we report as restructuring and impairment expense. We recognized $4.9 million in contract termination costs for the full year 2025. We continue to recognize expense until settlement. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, our estimates may continue to change until settlement.

During full year 2025, we recognized $4.4 million in non-cash impairment charges related to our lease spaces.

Interest Income

Interest income increased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively, due to higher investment balances as a result of our equity-based financings as further disclosed in Note 6 to our Condensed Consolidated Financial Statements. We expect interest income to increase for full year 2026 compared to full year 2025 for the same reason.

Loss from Equity Method Investment

As discussed in Note 4 to our Condensed Consolidated Financial Statements, we determine our gain or loss on our equity method investment in Gannet BioChem using the hypothetical liquidation at book value (HLBV) due to Ampersand’s priority liquidation preference and right to receive a cumulative preferred dividend. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, subject to certain adjustments for any contributions, distributions and basis differences. We report our gain or loss from our equity method investment in Gannet BioChem on a three-month lag. Therefore, our loss recorded for the three months ended June 30, 2026 and 2025 reflects Gannet BioChem’s activities for the three months ended March 31, 2026 and 2025, respectively. Our loss recorded for the six months ended June 30, 2026 and 2025, reflects Gannet BioChem’s activities for six months ended March 31, 2026 and from closing on December 2, 2024 through March 31, 2025, respectively. Our losses for these periods reflect Ampersand’s cumulative preferred dividend earned for such periods and Gannet BioChem’s net losses for such periods. Our loss of $6.8 million for the six months ended June 30, 2025 includes $2.5 million of Ampersand’s closing transaction costs deducted from Ampersand’s cash investment in Gannet BioChem.

We do not expect a significant gain or loss from equity method investment in 2026.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of debt and equity securities, royalties and product sales, as well as, revenue from upfront and milestone payments under our strategic collaboration agreements. As of June 30, 2026, we had approximately $1,023.4 million in cash and investments in marketable securities. We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.

From July 2025 to April 2026, we completed a number of equity-based financing transactions, under which we sold 19,400,822 shares of our common stock and 293,103 pre-funded warrants, resulting in net proceeds of $1,068.6 million. We have an active shelf registration statement that we filed on Form S-3ASR and a related prospectus in November 2025, (the November 2025 Shelf Registration), as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. The November 2025 Shelf Registration became automatically effective upon filing, and permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants.

In May 2026, we entered into a new equity distribution agreement (the May 2026 ATM Sales Agreement) with Guggenheim Securities, LLC and H.C. Wainwright & Co., LLC, relating to the sale of our common stock having an aggregate offering price of up to $150.0 million in an “at-the-market” offering under the November 2025 Shelf Registration. We agreed to pay Guggenheim Securities, LLC and H.C. Wainwright & Co. LLC a commission equal to 3.0% of the gross sales price of all common stock sold under the May 2026 ATM Sales Agreement. As of June 30, 2026, no shares have been issued under the May 2026 ATM Sales Agreement.

See Note 6 to our Condensed Consolidated Financial Statements for additional information.

We expect the clinical development of our drug candidates, including rezpegaldesleukin and our TNFR2 program, including NKTR-0165 and NKTR-0166 will continue to require significant investment to continue to advance in clinical development with the objective of obtaining regulatory approval or entering into one or more collaboration partnerships. In particular, we will require substantial amounts of capital to complete our Phase 3 ZENITH AD and AA programs and related manufacturing activities and to file for potential regulatory approvals.

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

Our current business is subject to significant uncertainties and risks as a result of, among other factors, clinical and regulatory outcomes for rezpegaldesleukin, and our TNFR2 program, including NKTR-0165 and NKTR-0166; the sales levels for those products, if and when they are approved; whether, when and on what terms we are able to enter into new collaboration transactions; expenses being higher or timelines being longer than anticipated, unplanned expenses and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations; and cash receipts, including interest and sublease income, being lower than anticipated.

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

As a result of our prior restructuring plans, we are seeking to sublease all of our leased facilities in San Francisco, California, including our laboratory and office space on Mission Bay Blvd. South (the Mission Bay Facility) and our office space on Third St. (the Third. St. Facility), and we have current subleases for a portion of the Mission Bay Facility. The San Francisco Bay Area office lease market has been negatively impacted by economic uncertainties, particularly impacting the technology industry, and the change in work habits, as employees continue to work remotely. Accordingly, for the Third St. Facility and the unleased portions of the Mission Bay Facility, there is significant uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. Meanwhile, the San Francisco Bay Area life sciences lease market continues to be weak as a significant amount of leasable space remains available in the San Francisco Bay Area. Accordingly, there is uncertainty as to whether or when we will be able to enter into a sublease as well as the economic terms of such subleases, if any. If we enter into additional sublease arrangements, we will be subject to the credit risks of the sublessees. If a sublessee fails to satisfy its payment obligations, we remain responsible for our obligations under the underlying lease and may incur losses, additional impairment charges, or other expenses.

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

Cash flows from operating activities

Cash flows used in operating activities for the six months ended June 30, 2026 and 2025 totaled $120.1 million and $94.8 million, respectively. The increase in cash flows used in operating activities for the six months ended June 30, 2026, reflects activities to support our Phase 3 ZENITH AD program in atopic dermatitis and manufacturing activities associated with rezpegaldesleukin, as well as increases in employee costs to support our Phase 3 program.

We expect that cash flows used in operating activities, excluding upfront, milestone and other contingent payments received, if any, will increase significantly for 2026 as compared to 2025 to support our development of rezpegaldesleukin primarily focusing on the Phase 3 ZENITH AD program in atopic dermatitis, the Phase 3 ZENITH AA program in alopecia areata and manufacturing activities related to rezpegaldesleukin.

Cash flows from investing activities

During the six months ended June 30, 2026, we purchased $749.8 million investments in marketable securities, net of maturities, as we have invested the proceeds from our equity financings, offset by funding our operations. During the six months ended June 30, 2025, the maturities of our investments in marketable securities, net of purchases, totaled $94.0 million, which we used to fund our operations. Our other investing activities were not significant for the periods presented.

Cash flows from financing activities

Other than the financing activities described above and further disclosed in Note 6 to our Condensed Consolidated Financial Statements, we also received proceeds of $4.9 million from issuance of common stock related to our employee option and stock purchase plans during the six months ended June 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at June 30, 2026 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

We are highly dependent on the success of drug candidates, particularly rezpegaldesleukin (previously referred to as NKTR-358). If these drug candidates fail in clinical development or do not obtain regulatory approval, our business will be significantly harmed.

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

We previously relied on Lilly (through the Lilly Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in systemic lupus erythematosus (SLE) conducted by Lilly did not meet the study’s primary endpoint and that Lilly did not intend to advance rezpegaldesleukin to Phase 3 development in SLE. In April 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the Lilly Agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We initiated two Phase 2b rezpegaldesleukin studies: one in patients with moderate-to-severe atopic dermatitis in October 2023, and another in patients with severe-to-very severe alopecia areata in March 2024, which remain ongoing. In July 2026, we announced the initiation of the first two global registrational trials (ZENITH AD-1 and ZENITH AD-2) in the Phase 3 ZENITH AD program for rezpegaldesleukin. The ZENITH AD program is evaluating rezpegaldesleukin in patients who are 12 years of age or older with moderate-to-severe atopic dermatitis. The program includes three global, randomized, double-blind, placebo-controlled trials: ZENITH AD-1 and ZENITH AD-2 will enroll biologic and systemic JAK inhibitor treatment-naive patients and ZENITH AD-3 will enroll patients with prior systemic biologic and/or JAK inhibitor treatment experience. We intend to initiate a global registrational trial (ZENITH-AA-1) in early 2027 to evaluate rezpegaldesleukin in patients who are 12 years of age or older with severe-to-very-severe alopecia areata. Our ZENITH AD and AA programs will also include long-term extension studies in both indications and other supportive trials.

We are also collaborating with TrialNet to conduct a Phase 2 study of rezpegaldesleukin in patients with new onset stage 3 Type 1 diabetes mellitus. We will also explore other autoimmune indications for the development of rezpegaldesleukin. While we believe we currently have the documents, records, and data that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional documents, records and data that Lilly generated as part of the early development of rezpegaldesleukin under the Lilly Agreement and for which Lilly has not yet transferred to us. In the event Lilly fails to promptly and completely transfer to us any additional needed materials or we are not able to independently source these documents, records and data (e.g., from vendors or third parties who may also have these materials), the continued clinical development of rezpegaldesleukin and our business may be significantly harmed. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.

Additionally, promising results from earlier trials may not predict similarly favorable outcomes in subsequent trials. For example, our drug candidates (such as in connection with the placebo crossover patients in the Phase 2b REZOLVE-AD study) have been tested in clinical trials or parts of clinical trials that utilize an “open-label” approach. An “open-label” approach occurs where both the patient and investigator know whether the patient is receiving the investigational drug candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational drug candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our drug candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control. Also, results from “double blinded” studies where both the patient and investigator do not know whether the patient is receiving the investigational drug candidate may not be predictive of future clinical trial results. One or more clinical failures of our drug candidates would jeopardize and could materially harm our business, results of operations and financial condition.

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

We currently rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our drug candidates. Any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our drug candidates may delay or impair our ability to obtain regulatory approval or commercialize our drug candidates.

We currently rely on academic and private non-academic institutions to conduct and sponsor clinical studies or trials relating to our drug candidates. For example, we have entered a collaboration agreement with TrialNet to evaluate rezpegaldesleukin in patients with new-onset stage 3 Type 1 diabetes mellitus in a Phase 2 study, which was initiated in May 2026. TrialNet is conducting the study with funding from the National Institutes of Health, primarily through the Special Statutory Funding Program for Type 1 Diabetes through the National Institute of Diabetes and Digestive and Kidney Diseases. We do not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored studies or trials as providing adequate support for future clinical trials, whether controlled by us or independent investigators, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

The outcomes from the clinical trials of drug candidates from others, and the discovery and development of new potential therapies in immunology, could have a material and adverse impact on the value of the drug candidates in our research and development pipeline.

The research and development of immunomodulatory agents is a very competitive global segment in the biopharmaceutical industry attracting tens of billions of dollars of investment each year. Our clinical trial plans for rezpegaldesleukin and other drug candidates face substantial competition from other regimens already approved, and many more that are either ahead of or in parallel development in patient populations where we are studying our drug candidates. As immunotherapy represents a relatively new approach to treatment of autoimmune disorders and few have successfully completed late stage development, drug development in this area entails substantial risks and uncertainties that include rapidly changing standards of care, identifying contribution of components when therapeutic combinations are employed, patient enrollment competition, evolving regulatory frameworks to evaluate regimens, and varying risk-benefit profiles of competing therapies, any or all of which could have a material and adverse impact on the probability of success of our drug candidates.

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

Our partnered and proprietary products and drug candidates may compete with the drug products and candidates of other pharmaceutical and biotechnology companies. For rezpegaldesleukin, there are a number of competitors with approved therapies or investigational therapies in mid to late stage development in the indications that we are pursuing for rezpegaldesleukin. These companies include, among others, AbbVie, Apogee Therapeutics, AstraZeneca, Eli Lilly and Company, Galderma, Johnson & Johnson Innovative Medicine (formerly Janssen Pharmaceuticals), Kymera Therapeutics, Pfizer, Sanofi, and UCB Pharma. For our TNFR2 program, including NKTR-0165 and NKTR-0166, we believe companies targeting the TNFR2 pathway for the treatment of patients with autoimmune disease include TRexBio, Inc. and Odyssey Therapeutics, Inc. There can be no assurance that we or our partners will successfully develop, obtain regulatory approvals for and commercialize next-generation or new products that will successfully compete with those of our competitors. Many of our competitors have greater financial, research and development, marketing and sales, manufacturing and managerial capabilities. We face competition from these companies not just in product development but also in areas such as recruiting employees, acquiring technologies that might enhance our ability to commercialize products, establishing relationships with certain research and academic institutions, enrolling patients in clinical trials and seeking program partnerships and collaborations with larger pharmaceutical companies. As a result, our competitors may succeed in developing competing technologies, obtaining regulatory approval or gaining market acceptance for products before we do. These developments could make our products or technologies noncompetitive or obsolete.

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

As of June 30, 2026, we had cash and investments in marketable securities valued at approximately $1,023.4 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

•
the cost, timing and outcomes of clinical studies and regulatory reviews of our drug candidates, particularly rezpegaldesleukin;
•
if and when we receive potential milestone payments and royalties from our existing collaborations if the drug candidates subject to those collaborations achieve clinical, regulatory or commercial success;
•
the progress, timing, cost and results of our clinical development programs, including the costs of increasing our manufacturing activities related to rezpegaldesleukin;
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

A significant multi-year capital commitment is required to advance our drug candidates through the various stages of research and development in order to generate sufficient data to enable high value collaboration partnerships with significant upfront payments or to successfully achieve regulatory approval. In the event we do not enter into any new collaboration partnerships with significant upfront payments and we continue to advance our drug candidates through later stage research and development towards potential regulatory approval and commercialization, we may need to pursue financing alternatives, including dilutive equity-based financings, such as an offering of convertible debt or common stock, which would dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock.

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

For the six months ended June 30, 2026, we reported a net loss of $85.5 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

Other factors that will affect whether we achieve and sustain profitability include our ability, alone or together with our partners, to:

•
develop drugs utilizing our technologies, either independently or in collaboration with other pharmaceutical or biotechnology companies;
•
effectively estimate and manage clinical development costs, particularly the cost of the clinical studies for rezpegaldesleukin;
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

Our 2022 and 2023 Restructuring Plans prioritized key research and development efforts that will continue to impact the Company’s future business activities, including activities involving rezpegaldesleukin, NKTR-0165, NKTR-0166 and several core research programs. There is no guarantee that these Restructuring Plans and their associated cost restructuring measures will achieve their intended benefits or that our post-restructuring focus will be sufficient for us to achieve success. Consequently, we may need to undertake additional restructuring and cost-saving activities to further prioritize our key research and development efforts and these additional restructuring and cost-saving activities may not be successful, which could have a material adverse effect on our business, financial condition and prospects.

Risks Related to Supply and Manufacturing

If our contract manufacturers are not able to manufacture biologic substance or substances in sufficient quantities that meet applicable quality standards, it could delay clinical studies or constitute a breach of our contractual obligations, any of which could significantly harm our business, financial condition and results of operations.

If our contract manufacturing organizations (CMOs) are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, it could delay our or our collaboration partners’ clinical studies or result in a breach of our contractual obligations. As a result, we could incur substantial costs and any royalty revenue or product sale that we would otherwise be entitled to receive could be reduced, delayed or eliminated. In most cases, we rely on CMOs to manufacture and supply drug product for our clinical studies and those of our collaboration partners. As a result of the sale of the Facility, we are currently dependent on Gannet BioChem for the supply of the PEG reagents used in the manufacture of our PEG-conjugate drug candidates, including rezpegaldesleukin. The manufacturing of biologics involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, and challenges in controlling for all of these variables. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party CMOs required for drug supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by us or our CMOs to supply API or drug products in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all, and our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or drug candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason or if our CMOs change manufacturing facility sites, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product or drug candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO or a facility and additional costs, including potential tariffs associated with international sites, could negatively affect our ability to develop drug candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our drug candidate that such CMO owns independently. This would increase our reliance on such a CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or drug candidates. In addition, in the case of the CMOs that supply our drug candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

We often face very limited supply of a critical raw material that can only be obtained from a single, or a limited number of, suppliers, which could cause production delays or clinical trial delays. For example, there are only a limited number of qualified suppliers, and in some cases single source suppliers, for the raw materials included in our PEGylation and advanced polymer conjugate drug formulations. As a result of the sale of the Facility, we are also dependent on Gannet BioChem for PEG reagents used in the manufacture of rezpegaldesleukin. Any interruption in supply, diminution in quality of raw materials supplied to our CMOs or failure to procure such raw materials on commercially feasible terms or in the supply of PEG reagents could harm our business by delaying our clinical trials, impeding potential commercialization of drugs or increasing our costs.

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

Over the last several years, the U.S. government has shut down several times, including from October 2025 through November 2025, and from January 2025 through February 2026. Government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which we rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In August 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with our collaboration with Lilly. Following the denial of its motion to dismiss the Complaint entirely, Lilly filed an answer that included counterclaims against us alleging breach of specified confidentiality provisions and defamation. In September 2025, Lilly filed a motion to voluntarily dismiss its counterclaims with prejudice, which the Court granted in October 2025. Lilly filed a motion for summary judgment, which the Court denied in an order issued in March 2026. A Pretrial Conference was held on August 6, 2026. The Court has set a new jury trial date for September 8, 2026.

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

In March 2026, a putative class action complaint was filed in the U.S. District Court for the Northern District of California against the Company, our CEO, former CFO and our Chief Research and Development Officer, captioned Schramke v. Nektar Therapeutics, et al. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC rules promulgated thereunder, seeks damages, attorneys’ fees and other relief, and alleges, among other things, that from February 2025 through December 2025, the defendants made misleading statements and/or failed to disclose material information regarding the REZOLVE-AA trial. The Company denies the claims, believes they are without merit, and intends to defend vigorously against this litigation. This case is in the early stages.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheet at June 30, 2026.

Any actual or alleged failure to comply with privacy and data protection laws, could subject us to fines, penalties, increased regulatory scrutiny, or suspension or exclusion from participation in government healthcare programs. Any of these outcomes could adversely affect our business, financial condition and results of operations.

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

The European Regulation 2016/679, known as the General Data Protection Regulation (EU GDPR), the implementing legislation of EU Member States, which became effective in May 2018, and the EU GDPR as incorporated into the laws of the United Kingdom (UK GDPR) (together with the EU GDPR, the GDPR) apply to the collection and processing of personal data, including health-related information, by companies located in the EU and UK, or in certain circumstances, by companies located outside of the EU or UK and processing personal information of individuals located in the EU or UK. The GDPR is wide-ranging in scope and imposes strict obligations on the ability to process personal data, including health-related information, in particular in relation to their collection, use, disclosure and transfer. These include several requirements relating to, for example, (i) ensuring a legal basis or condition applies to the processing of personal data and, in some situations where required, obtaining the consent of the individuals to whom the personal data relates, (ii) the information provided to the individuals about how their personal information is used, (iii) responding to data subject requests, (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches, (v) implementing safeguards in connection with the security and confidentiality of the personal data, (vi) accountability requirements and (vii) taking certain measures when engaging third party processors. The GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA) and UK, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. The GDPR also permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

Government and supranational regulation related to AI is evolving as new laws and regulations are implemented globally and could significantly increase the burden and operational cost of compliance in this area, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing regulation related to AI governance, use and ethics, which may also increase the burden and cost of research, development and compliance. For example, the EU’s Artificial Intelligence Act (AI Act) entered into force in August 2024, with important sections scheduled to come into effect in August 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models, and encourages providers and deployers of AI systems to account for EU ethical principles when developing and using AI technology. If we develop or deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability and administrative requirements.

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

Our stock price is volatile. During the three months ended June 30, 2026, based on closing prices on the NASDAQ Capital Market, the closing price of our common stock ranged from $56.23 to $100.35 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

As a result of global economic and political conditions, some third party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. Our ability to conduct clinical trials in regions experiencing political or civil unrest could negatively affect clinical trial enrollment or the timely completion of a clinical trial. We believe the aforementioned economic conditions have led and could continue to lead to reduced demand for our and our collaboration partners’ drug products, which could have a material adverse effect on our product sales, business and results of operations

Further, with rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs. For example, in April 2025, the United States announced a 10% tariff on all foreign goods and individualized higher reciprocal tariffs on goods imported from certain countries. On April 9, 2025, the Trump administration announced a pause on the individualized reciprocal tariffs on all countries, except for China, for 90 days. On July 7, 2025, two days before the expiration of the announced pause, the President signed an executive order that certain tariff rates would expire on August 1, 2025. Tariffs could result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the U.S. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Director and Section 16 Officer Trading Arrangements and Policies

Howard W. Robin, our President and Chief Executive Officer, previously entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule10b5-1(c) under the Exchange Act on March 13, 2026, which provided for the sale of up to an aggregate 20,000 shares of the Company’s common stock (comprised of previously vested restricted stock). The plan terminated on June 17, 2026 upon completion of all transactions thereunder.

Jonathan Zalevsky, Ph.D., our Chief Research and Development Officer, previously entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule10b5-1(c) under the Exchange Act on March 13, 2026, which provided for the sale of up to an aggregate 11,219 shares of the Company’s common stock (comprised of previously vested restricted stock units). The plan terminated on June 30, 2026, upon completion of all transactions thereunder.

In the fiscal quarter ended June 30, 2026, no other directors or Section 16 officers of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Certificate of Amendment to the Amended Certificate of Incorporation of Nektar Therapeutics

3.6(6)	Certificate of Amendment to the Amended Certificate of Incorporation of Nektar Therapeutics

3.5(7)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(8)	Nektar Therapeutics Amended and Restated 2017 Performance Incentive Plan, as amended++

10.2(8)	First Amendment, dated May 7, 2026, to the Consulting Agreement between Nektar Therapeutics and FLG Partners, LLC.

10.3(9)	Equity Distribution Agreement, dated May 8, 2026, by and among Nektar Therapeutics, Guggenheim Securities, LLC and H.C. Wainwright & Co., LLC.

31.1(8)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(8)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(8)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.INS(8)	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

104(8)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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
6.
Incorporated by reference to Exhibit 3.12 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on June 6, 2025.
7.
Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on December 21, 2020.
8.
Filed herewith.
9.
Incorporated by reference to Exhibit 1.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on May 8, 2026.

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

By:	/s/ LINDA RUBINSTEIN
Linda Rubinstein Interim Chief Financial Officer (Principal Financial Officer)
Date: August 13, 2026