Form 10-Q
period 2026-09-30
NEKTAR THERAPEUTICS
filed 2026-11-13
CIK 906709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 34,214,683 on November 6, 2026.

NEKTAR THERAPEUTICS

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of market size, earnings, revenue, milestone payments, royalties, sales or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, preclinical development, clinical trials and manufacturing), any statements related to our financial condition and future working capital needs, any statements related to our potential cost-savings or restructuring measures, any statements regarding potential future financing alternatives, any statements concerning proposed drug candidates and our future research and development plans, any statements regarding the timing for the start or end of clinical trials or submission of regulatory approval filings, any statements regarding future economic conditions or performance, any statements regarding the initiation, formation, or success of any collaboration arrangements, commercialization activities and product sales levels and future payments that may come due to us under these arrangements, any statements regarding our plans and objectives to initiate or continue clinical trials, any statements related to potential, anticipated, or ongoing litigation (including the timing and outcome of court hearings, trials, post-trial proceedings and any appeals) and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, such expectations or any of the forward-looking statements may prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the risk factors set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Nektar,” “we,” “us,” and “our” refer to Nektar Therapeutics, a Delaware corporation, and, where appropriate, its subsidiaries.

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
o
a significant source of our revenue and capital for research and development has been derived from our collaboration agreements, as well as capital we have raised through public or private equity or debt financings, third-party funding, the sale of revenue interests and other arrangements. If we are unable to establish collaboration partnerships with attractive commercial terms, including significant development milestones and research and development cost-sharing, or raise capital through public or private equity or debt financings, or other strategic transactions, our business, results of operations and financial condition could suffer; and

o
we expect to continue to incur substantial net losses from operations and may not achieve or sustain profitability in the future.
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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements—Unaudited:

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$34,686	$15,116
Short-term investments	579,671	230,636
Other current assets (including $0 and $429 as of September 30, 2026 and December 31, 2025, respectively, from a related party)	64,976	20,514
Total current assets	679,333	266,266
Long-term investments	338,500	—
Other assets	19,418	14,140
Total assets	$1,037,251	$280,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $1,062 and $137 as of September 30, 2026 and December 31, 2025, respectively, to a related party)	$18,131	$10,770
Accrued expenses (including $146 and $994 as of September 30, 2026 and December 31, 2025, respectively, to a related party)	34,464	22,271
Operating lease liabilities, current portion	22,883	20,495
Total current liabilities	75,478	53,536
Operating lease liabilities, less current portion	50,998	65,256
Liabilities related to the sales of future royalties, net	54,787	63,157
Other long-term liabilities	6,266	8,625
Total liabilities	187,529	190,574
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares designated or outstanding at September 30, 2026 or December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 390,000,000 shares authorized; 34,213,351 shares and 20,378,832 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	2
Capital in excess of par value	4,755,130	3,850,099
Accumulated other comprehensive income (loss)	(3,948)	17
Accumulated deficit	(3,901,463)	(3,760,286)
Total stockholders’ equity	849,722	89,832
Total liabilities and stockholders’ equity	$1,037,251	$280,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Non-cash royalty revenue related to the sales of future royalties	$9,386	$11,490	$30,378	$33,125
License, collaboration and other revenue	—	300	—	300
Total revenue	9,386	11,790	30,378	33,425
Operating costs and expenses:
Research and development (including $2,178 and $421 for the three months ended September 30, 2026 and 2025, respectively, from a related party; and $5,021 and $1,242 for the nine months ended September 30, 2026 and 2025, respectively, from a related party)	44,123	27,252	118,932	87,618
General and administrative	24,569	16,070	50,773	57,488
Restructuring and impairment	(1,504)	140	(130)	756
Total operating costs and expenses	67,188	43,462	169,575	145,862
Loss from operations	(57,802)	(31,672)	(139,197)	(112,437)
Non-operating income (expense):
Non-cash interest expense on liabilities related to the sales of future royalties	(6,763)	(6,047)	(21,911)	(16,415)
Interest income	9,578	2,819	23,166	7,662
Other income (expense), net (including income of $0 and $190 for the three months ended September 30, 2026 and 2025, respectively, from a related party; and income of $2 and $1,051 for the nine months ended September 30, 2026 and 2025, respectively, from a related party)	(59)	(121)	(495)	405
Total non-operating income (expense), net	2,756	(3,349)	760	(8,348)
Loss before provision (benefit) for income taxes and equity method investment	(55,046)	(35,021)	(138,437)	(120,785)
Provision (benefit) for income taxes	22	(33)	88	(169)
Loss before equity method investment	(55,068)	(34,988)	(138,525)	(120,616)
Loss from equity method investment	(583)	(534)	(2,652)	(7,381)
Net loss	$(55,651)	$(35,522)	$(141,177)	$(127,997)

Basic and diluted net loss per share	$(1.63)	$(1.87)	$(4.60)	$(8.14)
Weighted average shares outstanding used in computing basic and diluted net loss per share	34,178,219	18,946,559	30,690,968	15,716,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(55,651)	$(35,522)	$(141,177)	$(127,997)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(2,192)	69	(3,965)	(11)
Net foreign currency translation adjustment	—	1	—	6
Other comprehensive income (loss)	(2,192)	70	(3,965)	(5)
Comprehensive loss	$(57,843)	$(35,452)	$(145,142)	$(128,002)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	12,385,001	$1	552,307	$(3,000)	$3,659,885	$61	$(3,596,210)	$60,737
Shares issued under equity compensation plans	21,709	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	3,898	—	—	3,898
Comprehensive income (loss)	—	—	—	—	—	(22)	(50,882)	(50,904)
Balance at March 31, 2025	12,406,710	$1	552,307	$(3,000)	$3,663,790	$39	$(3,647,092)	$13,738
Shares issued under equity compensation plans	50,542	—	—	—	211	—	—	211
Stock-based compensation	—	—	—	—	3,486	—	—	3,486
Comprehensive income (loss)	—	—	—	—	—	(53)	(41,593)	(41,646)
Balance at June 30, 2025	12,457,252	$1	552,307	$(3,000)	$3,667,487	$(14)	$(3,688,685)	$(24,211)
Shares issued under equity compensation plans	34,778	—	—	—	236	—	—	236
Stock-based compensation	—	—	—	—	3,072	—	—	3,072
Shares issued under secondary offering, net of underwriting discounts and offering costs of $7,840	4,893,618	1	(552,307)	3,000	104,159	—	—	107,160
Shares sold under at-the-market offering, net of commissions and offering costs of $1,276	600,198	—	—	—	34,279	—	—	34,279
Exercise of pre-funded warrant	1,666,667	—	—	—	2	—	—	2
Comprehensive income (loss)	—	—	—	—	—	70	(35,522)	(35,452)
Balance at September 30, 2025	19,652,513	$2	—	$—	$3,809,235	$56	$(3,724,207)	$85,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	20,378,832	$2	—	$—	$3,850,099	$17	$(3,760,286)	$89,832
Shares issued under equity compensation plans	130,034	—	—	—	4,055	—	—	4,055
Stock-based compensation	—	—	—	—	3,355	—	—	3,355
Shares and pre-funded warrants sold in underwritten offering, net of underwriting discounts and offering costs of $28,134	7,637,931	1	—	—	431,865	—	—	431,866
Shares sold under at-the-market offering, net of commissions and offering costs of $2,936	1,325,295	—	—	—	93,063	—	—	93,063
Comprehensive income (loss)	—	—	—	—	—	(1,051)	(44,904)	(45,955)
Balance at March 31, 2026	29,472,092	$3	—	$—	$4,382,437	$(1,034)	$(3,805,190)	$576,216
Shares issued under equity compensation plans	94,417	—	—	—	878	—	—	878
Stock-based compensation	—	—	—	—	3,365	—	—	3,365
Shares sold in underwritten offering, net of underwriting discounts and offering costs of $23,324	4,062,500	—	—	—	350,426	—	—	350,426
Shares sold under at-the-market offering, net of commissions and offering costs of $420	207,555	—	—	—	13,580	—	—	13,580
Exercise of pre-funded warrants	293,100	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	(722)	(40,622)	(41,344)
Balance at June 30, 2026	34,129,664	$3	—	$—	$4,750,686	$(1,756)	$(3,845,812)	$903,121
Shares issued under equity compensation plans	83,687	—	—	—	698	—	—	698
Stock-based compensation	—	—	—	—	3,746	—	—	3,746
Comprehensive income (loss)	—	—	—	—	—	(2,192)	(55,651)	(57,843)
Balance at September 30, 2026	34,213,351	$3	—	$—	$4,755,130	$(3,948)	$(3,901,463)	$849,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(141,177)	$(127,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to the sales of future royalties	(30,378)	(33,125)
Non-cash interest expense on liabilities related to the sales of future royalties	21,911	16,415
Loss from equity method investment	2,652	7,381
Stock-based compensation	10,466	10,456
Depreciation and amortization	476	836
Amortization of premiums (discounts), net	(8,760)	(3,626)
Changes in operating assets and liabilities:
Operating leases, net	(11,330)	(9,407)
Other assets	(53,053)	(5,591)
Accounts payable	7,361	4,168
Accrued expenses	9,834	(3,062)
Net cash used in operating activities	(191,998)	(143,552)
Cash flows from investing activities:
Purchases of investments	(1,164,973)	(193,410)
Maturities of investments	482,485	192,691
Purchases of property and equipment	(510)	(153)
Payment of transaction costs and working capital adjustment from the sale of the Huntsville manufacturing facility	—	(697)
Net cash provided by (used in) investing activities	(682,998)	(1,569)
Cash flows from financing activities:
Proceeds from shares issued under equity compensation plans and other	5,631	456
Proceeds from underwritten offering, net of underwriting discounts of $50,025 and $6,900 for the nine months ended September 30, 2026 and 2025, respectively	783,725	108,100
Proceeds from at-the-market offering, net of commissions of $3,300 and $1,066 for the nine months ended September 30, 2026 and 2025, respectively	106,699	34,489
Payments of offering costs associated with issuance of common stock and pre-funded warrants	(1,489)	(1,150)
Net cash provided by financing activities	894,566	141,895
Effect of foreign exchange rates on cash and cash equivalents	-	6
Net increase (decrease) in cash and cash equivalents	19,570	(3,220)
Cash and cash equivalents at beginning of period	15,116	44,252
Cash and cash equivalents at end of period	$34,686	$41,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEKTAR THERAPEUTICS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Nektar Therapeutics (Nektar, we) is a clinical-stage biotechnology company headquartered in San Francisco, California and incorporated in Delaware, focused on developing treatments that address the underlying immunological dysfunction in autoimmune and chronic inflammatory diseases. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents, such as rezpegaldesleukin, NKTR-0165 and NKTR-0166, target the treatment of autoimmune diseases.

We are evaluating rezpegaldesleukin in moderate-to-severe atopic dermatitis and severe-to-very-severe alopecia areata and, in collaboration with TrialNet, in new-onset stage 3 Type 1 diabetes mellitus.

We have initiated three global registrational trials (ZENITH AD-1, ZENITH AD-2 and ZENITH AD-3) in the Phase 3 ZENITH AD program evaluating rezpegaldesleukin in patients who are 12 years of age or older with moderate-to-severe atopic dermatitis.

We are also continuing Phase 2b trials of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis which we initiated in October 2023 (the Phase 2b REZOLVE-AD trial) and in patients with severe-to-very-severe alopecia areata which we initiated in March 2024 (the Phase 2b REZOLVE-AA trial).

In October 2026, at the European Academy of Dermatology and Venereology (EADV) 2026, we announced results from the 52-week treatment extension cohort and the 6-month off-treatment period of the Phase 2b REZOLVE-AA trial.

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

Our research and development activities have required significant ongoing investment to date and are expected to continue to require significant investment. As a result, we expect to continue to incur substantial losses and negative cash flows from operations in the future. We have financed our operations primarily through public and private placements of debt and equity securities, royalties and product sales, as well as, revenue from upfront and milestone payments under our strategic collaboration agreements. As of September 30, 2026, we had approximately $952.9 million in cash and investments in marketable securities.

As we continue our research and development activities, we will need additional cash to fund our operations. Accordingly, we may enter into new collaboration agreements or other similar transactions, and we may also seek financing transactions, which may include public or private equity or debt financings, or other strategic transactions. There can be no assurance that any additional collaboration agreements or financings will be available to us on commercially reasonable terms. We believe we have sufficient cash and investments in marketable securities to fund operations through at least the next twelve months from the date of the filing of these condensed consolidated financial statements.

From July 2025 through September 30, 2026, we completed a number of equity-based financing transactions, under which we sold 19,400,822 shares of our common stock and 293,103 pre-funded warrants, resulting in net proceeds of $1,068.6 million. See Note 6 for additional information. All pre-funded warrants issued in the February 2026 offering had been exercised as of June 30, 2026.

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

Our comprehensive loss consists of our net loss plus our foreign currency translation gains and losses (to the extent recognized in other comprehensive income (loss)) and unrealized holding gains and losses on available-for-sale securities. There were no significant reclassifications out of accumulated other comprehensive income (loss) to the statements of operations during the three and nine months ended September 30, 2026 and 2025. We include translation gains and losses in accumulated other comprehensive income (loss) in the stockholders’ equity section of our Condensed Consolidated Balance Sheets. However, if we have concluded that we have substantially liquidated the entity, such as for our subsidiary in India, we recognize subsequent translation gains and losses in other income (expense) in our Condensed Consolidated Statements of Operations.

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

Net Loss Per Share

For all periods presented in the Condensed Consolidated Statements of Operations, the net loss available to common stockholders is equal to the reported net loss. We calculate basic net loss per share based on the weighted-average number of common shares outstanding, including pre-funded warrants outstanding, during the periods presented. Pre-funded warrants are considered outstanding for the purposes of computing basic net loss per share because the shares are issuable for little consideration, are fully vested and are exercisable after the original issuance date. For the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per share are the same due to our net losses and the requirement to exclude potentially dilutive securities which would have an antidilutive effect on net loss per share. We excluded shares underlying the weighted average outstanding stock options and restricted stock units (RSUs), as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Potentially dilutive securities	2,510,705	2,202,024	2,550,406	2,256,665

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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2025-11 on our consolidated financial statements and related disclosures.

Note 2 — Cash and Investments in Marketable Securities

Cash and investments in marketable securities, including cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$34,686	$15,116
Short-term investments	579,671	230,636
Long-term investments	338,500	—
Total cash and investments in marketable securities	$952,857	$245,752

Our portfolio of cash and investments in marketable securities, including cash equivalents, consists of the following (in thousands):

		September 30, 2026				December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	2	$601,842	$17	$(3,268)	$598,591	$59,785
Corporate commercial paper	2	289,101	—	(483)	288,618	156,714
U.S. Treasuries	2	15,007	—	(130)	14,877	—
Obligations of U.S. government agencies	2	8,797	—	(84)	8,713	—
Available-for-sale investments		$914,747	$17	$(3,965)	$910,799	$216,499
Money market funds	1				25,182	11,919
Certificates of deposit	2				13,319	14,138
Cash	N/A				3,557	3,196
Total cash and investments in marketable securities					$952,857	$245,752

For the three and nine months ended September 30, 2026 and 2025, there were no transfers between Level 1 and Level 2 of the fair value hierarchy. All of our long-term investments as of September 30, 2026 had maturities between one and two years. As of September 30, 2026, we had 287 investments in unrealized loss positions and no investments had been in continuous unrealized loss positions for 12 months or longer. At December 31, 2025, our gross unrealized gains and losses were insignificant.

Note 3 — Condensed Consolidated Financial Statement Details

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid research and development expenses	$55,969	$16,540
Interest receivable	6,126	649
Other prepaid expenses and other non-trade receivables	2,881	3,325
Total other current assets	$64,976	$20,514

Other Assets

Other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-term prepaid research and development expenses	$11,691	$4,244
Operating lease right-of-use assets	2,401	2,941
Property and equipment, net	1,939	2,060
Equity method investment in Gannet BioChem	839	3,491
Other long-term assets	2,548	1,404
Total other assets	$19,418	$14,140

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development expenses	$10,274	$13,980
Accrued compensation	10,037	2,940
Accrued contract termination costs	2,694	2,632
Other accrued expenses	11,459	2,719
Total accrued expenses	$34,464	$22,271

Liabilities Related to the Sales of Future Royalties

In 2012 and 2020, we sold to RPI Finance Trust (RPI) and entities managed by Healthcare Royalty Management, LLC (HCR), respectively, our rights to receive royalties under our license and manufacturing agreements with certain pharmaceutical partners under the 2012 Purchase and Sale Agreement and the 2020 Purchase and Sale Agreement, respectively. We account for these transactions as debt and recognize non-cash royalty revenue and non-cash interest expense to amortize the proceeds over the lives of the respective arrangements. We periodically update our prospective non-cash interest rate based on our estimates of future royalties. As of September 30, 2026, our imputed interest rate for the arrangement with HCR was 44%. The liability associated with the 2012 Purchase and Sale Agreement was fully amortized during the nine months ended September 30, 2026, as the royalty terms for all of the royalties under that agreement have terminated.

The following is a reconciliation of the changes in our liabilities related to the sales of future royalties for the nine months ended September 30, 2026 (in thousands):

	Nine Months Ended September 30, 2026
	2012 Purchase and Sale Agreement	2020 Purchase and Sale Agreement	Total
Liabilities related to the sales of future royalties, net – beginning balance	$2,070	$61,087	$63,157
Non-cash royalty revenue	(3,308)	(27,070)	(30,378)
Non-cash interest expense	1,238	20,673	21,911
Amortization of transaction costs	—	97	97
Liabilities related to the sales of future royalties, net – ending balance	$—	$54,787	$54,787

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

Our ownership interest in Gannet BioChem is as follows:

	September 30, 2026	December 31, 2025
Common units owned by Nektar	20,000,000	20,000,000
Percentage ownership of common units outstanding	89%	100%
Percentage ownership of common and preferred units outstanding	19%	20%

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

Our loss from our investment in Gannet BioChem is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Claim on net assets of Gannet BioChem - beginning of period	$1,422	$5,371	$3,491	$12,218
Claim on net assets of Gannet BioChem - end of period	839	4,837	839	4,837
Change in claim on net assets of Gannet BioChem	$(583)	$(534)	$(2,652)	$(7,381)

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

In August 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Eli Lilly and Company (Lilly) alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing (the Complaint), in connection with the license agreement governing our prior collaboration with Lilly for the development and commercialization of rezpegaldesleukin (the License Agreement). A jury trial commenced in September 2026 and later that month, the jury returned a verdict finding that Lilly had breached the implied covenant of good faith and fair dealing in the License Agreement. The jury awarded us $90.0 million in damages plus interest to be determined by the Court. The jury’s verdict remains subject to post-trial proceedings, and any resulting judgment may be subject to appeal. As of September 30, 2026, we have not recorded any amounts related to the damages awarded by the jury.

After previously authorizing goods and services tax (GST) refunds of approximately $3.3 million for the period of July 2017 to September 2019, the Indian GST authorities issued a show cause notice in October 2023 seeking to recover this refund, plus penalties and interest, for which we have subsequently received a demand in September 2025 seeking payment to Indian GST authorities. We have not paid the demand in view of an appeal we filed with the Indian authorities, and believe that we have meritorious defenses against the demand. We believe a loss is not probable and therefore have not accrued a liability as of September 30, 2026.

In March 2026, a putative class action complaint was filed in the U.S. District Court for the Northern District of California (and amended in August 2026) against the Company, our CEO, our Chief Medical Officer and our Chief Research and Development Officer, captioned Schramke v. Nektar Therapeutics, et al. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC rules promulgated thereunder, seeks damages, attorneys’ fees and other relief, and alleges, among other things, that from February 2025 through December 2025, the defendants made misleading statements and/or failed to disclose material information regarding the REZOLVE-AA trial. The Company denies the claims, believes they are without merit, and intends to defend vigorously against this litigation. This case is in the early stages. We filed a motion to dismiss in October 2026. We have not recorded a liability for this matter as of September 30, 2026.

We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheets at either September 30, 2026 or December 31, 2025.

Commitments — Biolojic Design, Ltd. (Biolojic)

In 2021, we entered into a research collaboration and license option agreement with Biolojic to discover and develop agonistic antibodies that activate a novel and previously un-drugged target for the treatment of autoimmune diseases. In 2023, we exercised an option to gain an exclusive license to specified agonistic antibodies and other materials that were developed pursuant to this arrangement in all fields of use (other than in the field of oncology), which we have used in our research program based on tumor necrosis factor (TNF) receptor type II (TNFR2) agonism, including NKTR-0165 and NKTR-0166. As a result of exercising this option, we may be required to pay up to $18.0 million based on the achievement of certain development milestones, including the first milestone of $3.0 million payable upon the acceptance of the first investigational new drug application, and up to $35.0 million based on the achievement of certain regulatory approval milestones. Each milestone is payable only once, regardless of the number of indications for which we develop the licensed product. We record a liability when a milestone payment becomes probable. As of September 30, 2026, no milestones have been achieved or are considered probable, and no liability has been recorded.

Purchase Commitments

In May 2026, we entered into an agreement with a contract manufacturing organization for the production of our drug substance. The agreement includes a minimum purchase commitment for manufacturing services. As of September 30, 2026, the aggregate remaining minimum commitment under the agreement was $50.0 million, relating to the period from January 2028 through December 2031. As of September 30, 2026, no amounts have been recorded in the Condensed Consolidated Financial Statements related to this matter.

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

From time to time, we enter into other strategic agreements such as divestitures and financing transactions pursuant to which we are required to make representations and warranties and undertake to perform or comply with certain covenants. For example, we made certain intellectual property representations in connection with our 2020 Purchase and Sale Agreement. In the event it is determined that we breached certain of the representations and warranties or covenants made by us in any such agreements or certain express indemnification provisions are applicable, we could incur substantial indemnification liabilities depending on the timing, nature, and amount of any such claims.

To date, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations, nor any breaches of representations or warranties or covenants. Because the aggregate amount of any potential indemnification obligation is not a stated amount, we cannot reasonably estimate the overall maximum amount of any such obligations.

Note 6 — Stockholders’ Equity

Financing Transactions

We filed a shelf registration statement on Form S-3 and a related prospectus (the April 2025 Shelf Registration Statement) that was declared effective by the Securities and Exchange Commission (the SEC) in April 2025. Pursuant to the April 2025 Shelf Registration Statement, we may offer and sell common stock, preferred stock, debt securities, warrants and/or units having an aggregate public offering price of up to $300.0 million. In connection with the April 2025 Shelf Registration Statement, in April and November 2025, we also entered into equity distribution agreements with Piper Sandler & Co. and BTIG, LLC, relating to the sale of our common stock having an aggregate offering price of up to $75.0 million (the April 2025 ATM Sales Agreement) and $110.0 million (the November 2025 ATM Sales Agreement), respectively. The sales of the shares under these agreements could be made by any method permitted that is deemed to be an “at-the-market” (ATM) equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock. We agreed to pay Piper Sandler & Co. and BTIG, LLC a commission equal to 3.0% of the gross sales price of all common stock sold through them as sales agents. As a result of the transactions described below, no shares remain available for issuance under the April 2025 Shelf Registration Statement.

In November 2025, we filed a new registration statement on Form S-3 and a related prospectus (the November 2025 Shelf Registration), as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. The November 2025 Shelf Registration became automatically effective upon filing, and permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants.

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
(7)
Weighted average price per share.

In May 2026, we entered into a new equity distribution agreement (the May 2026 ATM Sales Agreement) with Guggenheim Securities, LLC and H.C. Wainwright & Co., LLC, relating to the sale of our common stock having an aggregate offering price of up to $150.0 million in an ATM equity offering under the November 2025 Shelf Registration. We agreed to pay Guggenheim Securities, LLC and H.C. Wainwright & Co. LLC a commission equal to 3.0% of the gross sales price of all common stock sold under the May 2026 ATM Sales Agreement. As of September 30, 2026, no shares have been issued under the May 2026 ATM Sales Agreement.

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

Certain of our other collaboration agreements have resulted in commercialized products for our collaborations partners. Under these agreements, we are entitled to receive royalties based on net sales of these products as well as sales milestones. As discussed in Note 3, we have sold our rights to receive royalties from these other collaboration agreements. Our non-cash royalty revenue, which totaled $9.4 million and $30.4 million for the three and nine months ended September 30, 2026, respectively, and $11.5 million and $33.1 million for the three and nine months ended September 30, 2025, respectively, represents revenue for granting licenses, which we had satisfied in prior periods.

Note 8 — Restructuring and Impairment

In connection with our prior restructuring measures, we have incurred significant contract termination costs. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, our estimates may continue to change, resulting in the recognition of expense or benefit, until settlement.

The following are reconciliations of accrued contract termination and other costs for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Contract termination costs as of December 31, 2025 and 2024, respectively	$10,682	$9,078
Expense (benefit) recognized during the period	796	169
Payments during the period	(515)	(554)
Contract termination costs as of March 31, 2026 and 2025, respectively	$10,963	$8,693
Expense (benefit) recognized during the period	578	447
Payments during the period	(783)	(836)
Contract termination costs as of June 30, 2026 and 2025, respectively	$10,758	$8,304
Expense (benefit) recognized during the period	(1,504)	140
Payments during the period	(854)	(836)
Contract termination costs as of September 30, 2026 and 2025, respectively	$8,400	$7,608
Less: current portion of contract termination costs, as of September 30, 2026 and 2025, respectively	$(2,694)	$(3,149)
Long term portion of contract termination costs, as of September 30, 2026 and 2025, respectively	$5,706	$4,459

We report the current portion of accrued contract termination costs within accrued expenses and the long-term portion within other long-term liabilities on our Condensed Consolidated Balance Sheets.

Note 9 — Stock-Based Compensation

In June 2026, our stockholders approved an amendment to the Amended and Restated 2017 Performance Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance thereunder by 3,000,000 shares. In September 2026, the Board of Directors approved an amendment to the 2025 Inducement Plan to increase the number of shares of common stock reserved and available for issuance by 250,000 shares for a total of 500,000 shares.

We recognized total stock-based compensation expense in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,083	$1,630	$5,644	$4,268
General and administrative	1,663	1,442	4,822	6,188
Total stock-based compensation	$3,746	$3,072	$10,466	$10,456

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:	$9,386	$11,790	$30,378	$33,425
Operating costs and expenses:
Clinical development, contract manufacturing and other third party costs
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	24,417	11,155	67,542	37,888
Tumor necrosis factor receptor type II (TNFR2) program	357	3,261	1,890	9,505
Discovery research and other programs	(1,024)	1,434	(692)	5,478
Total clinical development, contract manufacturing and other third party costs	23,750	15,850	68,740	52,871
Employee costs (a)	18,877	11,137	47,517	34,182
Facilities costs	2,611	3,052	8,234	9,378
Other operating costs (b)	19,573	10,048	34,370	37,481
Other segment expenses	2,377	3,375	10,714	11,950
Total operating costs and expenses	67,188	43,462	169,575	145,862
Loss from operations	(57,802)	(31,672)	(139,197)	(112,437)
Non-operating income (expense):
Non-cash interest expense on liability related to sale of future royalties	(6,763)	(6,047)	(21,911)	(16,415)
Interest income	9,578	2,819	23,166	7,662
Other income (expense), net	(59)	(121)	(495)	405
Total non-operating income (expense), net	2,756	(3,349)	760	(8,348)
Loss before provision for income taxes and equity method investment	(55,046)	(35,021)	(138,437)	(120,785)
Provision (benefit) for income taxes	22	(33)	88	(169)
Loss before equity method investment	(55,068)	(34,988)	(138,525)	(120,616)
Loss from equity method investment	(583)	(534)	(2,652)	(7,381)
Net loss	$(55,651)	$(35,522)	$(141,177)	$(127,997)

Other segment expense items included within net loss include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract termination costs	$(1,504)	$140	$(130)	$756
Stock-based compensation	3,746	3,072	10,466	10,456
Depreciation and amortization expense	135	163	378	738
Total other segment expenses	$2,377	$3,375	$10,714	$11,950

a)
Includes compensation and benefits for our employees and costs for our contractors and temporary workers.
b)
Includes legal and patent expenses, information technology infrastructure and other costs, professional accounting, business development (including market research), investor relations, insurance, travel and entertainment and other third party services and expenses.

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

Overview

Strategic Direction of Our Business

Nektar Therapeutics is a clinical-stage biotechnology company focused on developing treatments that address the underlying immunological dysfunction in autoimmune and chronic inflammatory diseases. Within this growing field, we direct our efforts toward creating new immunomodulatory agents that selectively induce, amplify, attenuate or prevent immune responses in order to achieve desired therapeutic outcomes. We apply our deep understanding of immunology to identify and create innovative drug candidates and use our drug development expertise to advance these molecules through preclinical and clinical development. Our pipeline of clinical-stage and preclinical-stage immunomodulatory agents, such as rezpegaldesleukin, NKTR-0165, and NKTR-0166, targets the treatment of autoimmune diseases. We continue to make significant investments in advancing and building our pipeline of drug candidates as we believe that this is the best strategy to build long-term shareholder value.

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

We are evaluating rezpegaldesleukin in moderate-to-severe atopic dermatitis, severe-to-very-severe alopecia areata and, in collaboration with TrialNet, in new-onset stage 3 Type 1 diabetes mellitus. The FDA has granted Fast Track designation for rezpegaldesleukin for the treatment of adult and pediatric patients 12 years of age and older with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable and Fast Track designation for rezpegaldesleukin for the treatment of severe-to-very-severe alopecia areata in adult and pediatric patients 12 years of age and older who weigh at least 40 kg.

We have initiated three global registrational trials (ZENITH AD-1, ZENITH AD-2 and ZENITH AD-3) in the Phase 3 ZENITH AD program for rezpegaldesleukin. The Phase 3 ZENITH AD program is evaluating rezpegaldesleukin in patients who are 12 years of age or older with moderate-to-severe atopic dermatitis. The program includes three global, randomized, double-blind, placebo-controlled trials: ZENITH AD-1 and ZENITH AD-3 will evaluate rezpegaldesleukin as a monotherapy with ZENITH AD-1 enrolling biologic and systemic JAK inhibitor treatment-naive patients and ZENITH AD-3 enrolling patients with prior biologic and/or systemic JAK inhibitor treatment experience. We have recently modified ZENITH AD-2 to evaluate rezpegaldesleukin in combination with topical corticosteroids, enrolling both biologic and systemic JAK inhibitor treatment-naive patients and patients with prior biologic and/or systemic JAK inhibitor treatment experience. We intend to initiate a global registrational trial (ZENITH AA-1) in December 2026 to evaluate rezpegaldesleukin in patients who are 12 years of age or older with severe-to-very-severe alopecia areata. Our ZENITH AD and AA programs will also include long-term extension studies in both indications and other supportive trials.

We are also continuing Phase 2b trials of rezpegaldesleukin in patients with moderate-to-severe atopic dermatitis which we initiated in October 2023 (the Phase 2b REZOLVE-AD trial) and in patients with severe-to-very-severe alopecia areata which we initiated in March 2024 (the Phase 2b REZOLVE-AA trial).

In February 2026, we announced data from the blinded 36-week maintenance period of the Phase 2b REZOLVE-AD trial. Rezpegaldesleukin demonstrated long-term durability and continued atopic dermatitis disease symptom improvement during the maintenance period. Every four weeks (q4w) and every twelve weeks (q12w) dosing regimens resulted in sustained disease control for EASI-75 (percent of patients who achieve ≥75% reduction in Eczema Area and Severity Score (EASI) from baseline), EASI-90 (percent of patients who achieve ≥90% reduction in EASI Score from baseline), validated Investigator’s Global Assessment for Atopic Dermatitis (vIGA-AD) response, and Itch Numerical Rating Score (NRS) response, with the 24 µg/kg q4w and q12w regimens showing the highest maintenance of response at week 52. 71% and 83% of patients maintained EASI-75 responses and 85% and 63% maintained vIGA-AD 0/1 responses with 24 µg/kg q4w and q12w dosing, respectively, at week 52. A meaningful proportion of patients achieved new EASI-75, EASI-90, Itch NRS and vIGA-AD 0/1 responses at week 52 of the study. A two to five fold increase in percentage of patients who achieved EASI-100 (percent of patients who achieve 100% reduction in EASI Score from baseline) was observed in the 24 µg/kg q4w and q12w dosing regimens. Among all re-randomized patients from week 16 to week 52, q4w maintenance dosing increased EASI-100 response from 4% to 22% and q12w dosing increased EASI-100 response from 9% to 18%. Among re-randomized patients who had an EASI-75 or vIGA-AD response at maintenance baseline, q4w dosing increased EASI-100 response from 6% to 30% and q12w dosing increased EASI-100 response from 14% to 27%.

The safety profile of rezpegaldesleukin in maintenance was consistent with observations from the induction part of the study. Rezpegaldesleukin was well-tolerated with no new safety concerns identified during the maintenance and escape periods. The discontinuation rate due to adverse events was 3.5% for all aggregated patients. Overall rates of treatment-emergent adverse events (TEAEs) were 72% for rezpegaldesleukin treated patients, 65% for placebo patients in maintenance, and 83% for all escape patients. The most frequent TEAE was injection site reactions (ISRs), nearly all of which were mild (77%), and which occurred at a lower rate and frequency than observed in the initial induction part of the study (discontinuation rate due to injection site reactions was 0.7%). The Phase 2b REZOLVE-AD trial remains ongoing for a 52-week posttreatment follow-up period.

In April 2026, we announced 52-week topline results from the 16-week blinded treatment extension period of the REZOLVE-AA trial. Following completion of the induction phase, patients with a Severity of Alopecia Tool (SALT) Score greater than 20 at week 36 who also demonstrated hair growth were eligible to continue on rezpegaldesleukin at their induction dose level in a blinded 16-week exploratory treatment extension through week 52. From week 36 to week 52, 29% of patients at 18 µg/kg dose and 31% of patients at 24 µg/kg dose achieved new SALT Score ≤20 responses as compared to none in the placebo arm. Increasing proportions of patients achieved clinically meaningful hair growth thresholds across numerous SALT measurements with 94% of patients completing treatment extension.

In October 2026, at EADV 2026, we announced new results from the 52-week treatment extension cohort and the 6-month off-treatment period of the REZOLVE-AA trial. A new subgroup analysis of all patients who entered the treatment extension showed similar efficacy data regardless of current alopecia areata episode duration. SALT Score ≤20 responses were achieved by 29% and 30% of patients whose current episode was less than four years and those whose current episode was four years or longer, respectively. We also announced that patients treated for 52 weeks showed 75% maintenance of SALT Score ≤20 after 4 months off treatment and 63% maintenance of SALT Score ≤20 after 6 months off treatment. Hair regrowth continued for 6 months off treatment with 19% of patients achieving SALT Score ≤10, an improvement from 7% at the end of 52 weeks of treatment.

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

We have historically derived substantially all of our revenue and significant amounts of research and development operating capital from our collaboration agreements, public or private equity or debt financings, third-party funding, the sale of revenue interests and other arrangements. We have received upfront and milestone payments and cost-sharing reimbursements under a number of previous collaboration agreements, and certain of our collaboration partners have borne substantial costs of developing our drug candidates. We may continue our approach of entering into revenue-generating collaboration agreements to pay in whole or in part the development costs of our drug candidates, or we may finance the development of our drug candidates with our own capital, including through public or private equity or debt financings, or other strategic transactions.

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

In September 2026, the jury in our litigation against Eli Lilly and Company (Lilly) returned a verdict finding that Lilly had breached the implied covenant of good faith and fair dealing in the license agreement governing our prior collaboration for the development and commercialization of rezpegaldesleukin and awarded us $90.0 million in damages plus interest to be determined by the court. The jury’s verdict remains subject to post-trial proceedings, and any resulting judgment may be subject to appeal. We have not recorded any amounts related to the damages award as of September 30, 2026. See Note 5 to our Condensed Consolidated Financial Statements for additional information.

With respect to financing our near-term business needs, as set forth below in “Liquidity and Capital Resources”, we estimate we have working capital to fund our current business plans through at least the next twelve months. At September 30, 2026, we had approximately $952.9 million in cash and investments in marketable securities.

From July 2025 through September 30, 2026, we completed a number of equity-based financing transactions, under which we have sold 19,400,822 shares of our common stock and 293,103 pre-funded warrants, resulting in net proceeds of $1,068.6 million. See Note 6 to our Condensed Consolidated Financial Statements for additional information. All pre-funded warrants issued in the February 2026 offering had been exercised as of June 30, 2026.

Results of Operations

The following sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands, except percentages).

	Three Months Ended September 30,		$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	2026	2025
Revenue:
Non-cash royalty revenue related to the sales of future royalties	$9,386	$11,490	$(2,104)	(18)%
License, collaboration and other revenue	—	300	(300)	(100)%
Total revenue	9,386	11,790	(2,404)	(20)%
Operating costs and expenses:
Research and development	44,123	27,252	16,871	62%
General and administrative	24,569	16,070	8,499	53%
Restructuring and impairment	(1,504)	140	(1,644)	(1,174)%
Total operating costs and expenses	67,188	43,462	23,726	55%
Loss from operations	(57,802)	(31,672)	(26,130)	83%
Non-operating income (expense):
Non-cash interest expense on liabilities related to sale of future royalties	(6,763)	(6,047)	(716)	12%
Interest income	9,578	2,819	6,759	240%
Other income (expense), net	(59)	(121)	62	(51)%
Total non-operating income (expense), net	2,756	(3,349)	6,105	(182)%
Loss before provision (benefit) for income taxes and equity method investment	(55,046)	(35,021)	(20,025)	57%
Provision (benefit) for income taxes	22	(33)	55	(167)%
Loss before equity method investment	(55,068)	(34,988)	(20,080)	57%
Loss from equity method investment	(583)	(534)	(49)	9%
Net loss	$(55,651)	$(35,522)	$(20,129)	57%

	Nine Months Ended September 30,		$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	2026	2025
Revenue:
Non-cash royalty revenue related to the sales of future royalties	$30,378	$33,125	$(2,747)	(8)%
License, collaboration and other revenue	—	300	(300)	(100)%
Total revenue	30,378	33,425	(3,047)	(9)%
Operating costs and expenses:
Research and development	118,932	87,618	31,314	36%
General and administrative	50,773	57,488	(6,715)	(12)%
Restructuring and impairment	(130)	756	(886)	(117)%
Total operating costs and expenses	169,575	145,862	23,713	16%
Loss from operations	(139,197)	(112,437)	(26,760)	24%
Non-operating income (expense):
Non-cash interest expense on liabilities related to sale of future royalties	(21,911)	(16,415)	(5,496)	33%
Interest income	23,166	7,662	15,504	202%
Other income (expense), net	(495)	405	(900)	(222)%
Total non-operating income (expense), net	760	(8,348)	9,108	(109)%
Loss before provision (benefit) for income taxes and equity method investment	(138,437)	(120,785)	(17,652)	15%
Provision (benefit) for income taxes	88	(169)	257	(152)%
Loss before equity method investment	(138,525)	(120,616)	(17,909)	15%
Loss from equity method investment	(2,652)	(7,381)	4,729	(64)%
Net loss	$(141,177)	$(127,997)	$(13,180)	10%

Revenue

Our revenue has historically been derived from our collaboration agreements, under which we may receive product sales revenue, royalties, and license fees, as well as development and sales milestones and other contingent payments. We recognize revenue when we transfer promised goods or services to our collaboration partners.

•
Non-cash royalty revenue and Non-cash interest expense: We recognize non-cash royalty revenue and non-cash interest expense resulting from royalties on several products for which we had previously sold our rights to receive royalties under the 2012 and 2020 Purchase and Sale Agreements. See Note 3 to our Condensed Consolidated Financial Statements for additional information regarding these agreements. These non-cash revenues and expenses have no effect on our cash flows, and we do not consider them material to our operations. We expect non-cash royalty revenue to decrease for 2026 as compared to 2025 due to the end of the royalty terms for several products, and we expect non-cash interest expense to increase as a result of a higher effective interest rate.
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

Research and development expense increased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, respectively, as reported in the following table, which presents expenses incurred for direct third-party costs, including clinical and regulatory services, contract manufacturing, clinical supplies, and preclinical study support for each of our drug candidates. The table also presents personnel, overhead and other indirect costs as we utilize our employee, contractor and infrastructure resources across multiple research and development programs (in thousands):

	Three Months Ended September 30,		$ Change 2026 vs. 2025	Nine Months Ended September 30,		$ Change 2026 vs. 2025
	2026	2025		2026	2025
Rezpegaldesleukin (IL-2 receptor agonist/regulatory T cell agent)	$24,417	$11,155	$13,262	$67,542	$37,888	$29,654
Tumor necrosis factor receptor type II (TNFR2) program	357	3,261	(2,904)	1,890	9,505	(7,615)
Discovery research and other programs	(1,024)	1,434	(2,458)	(692)	5,478	(6,170)
Total clinical development, contract manufacturing and other third party costs	23,750	15,850	7,900	68,740	52,871	15,869
Personnel, overhead and other costs	18,250	9,747	8,503	44,453	30,246	14,207
Stock-based compensation and depreciation	2,123	1,655	468	5,739	4,501	1,238
Research and development expense	$44,123	$27,252	$16,871	$118,932	$87,618	$31,314

Research and development expense for rezpegaldesleukin increased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, as we commenced activities to support the Phase 3 ZENITH AD program in atopic dermatitis and the Phase 3 ZENITH AA program in alopecia areata, including site activation, patient enrollment and clinical trial start-up activities with our contract research organizations, and manufacturing activities associated with rezpegaldesleukin. This increase was partially offset by lower costs from our Phase 2b studies in atopic dermatitis and alopecia areata, as patients have completed the induction phase and moved into the maintenance or off-treatment follow up phases of these studies. We expect the costs of development of rezpegaldesleukin for full year 2026 to significantly increase as we continue the development of rezpegaldesleukin, including the Phase 3 ZENITH AD program in atopic dermatitis, the Phase 3 ZENITH AA program in alopecia areata, and manufacturing activities associated with rezpegaldesleukin. We expect research and development expense to increase significantly in future periods as patients are enrolled in our Phase 3 ZENITH AD and ZENITH AA programs and our contract manufacturing organizations produce clinical drug supply to support these studies and complete other development activities.

Research and development expense for our TNFR2 program decreased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, as we have completed a significant portion of our IND enabling activities for NKTR-0165. We expect the costs of development of TNFR2 program to decrease for full year 2026 as compared to 2025 for the same reason. We may owe additional milestone payments to Biolojic, as further disclosed in Note 5 to our Condensed Consolidated Financial Statements.

Research and development expense for discovery research and other programs for the three and nine months ended September 30, 2026 decreased as compared to the three and nine months ended September 30, 2025, and reflect a net benefit primarily due to a change in estimate for certain accrued expenses based on updated information from a vendor.

Personnel, overhead and other costs increased significantly for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, due to increased personnel to support our Phase 3 rezpegaldesleukin program. We expect personnel, overhead and other costs for full year 2026 to increase significantly compared to full year 2025 to support our development of rezpegaldesleukin.

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

General and administrative expense increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to higher legal expenses. General and administrative expense decreased for the nine months ended September 30, 2026 as compared to nine months ended September 30, 2025, primarily due to lower legal expenses in the first half of 2026.

We expect general and administrative expense for full year 2026 to decrease slightly as compared to full year 2025.

Restructuring and Impairment

As discussed in Note 8 to our Condensed Consolidated Financial Statements, we have incurred significant contract termination costs under our prior restructuring measures, which we report as restructuring and impairment expense. We recognized $4.9 million in contract termination costs for the full year 2025. Because we continue to adjust the liability based on updates to our assumptions at each reporting date, our estimates may continue to change, resulting in the recognition of expense or benefit, until settlement. During the three months ended September 30, 2026, updates to our estimated contract termination obligations resulted in a decrease of the liability.

During full year 2025, we recognized $4.4 million in non-cash impairment charges related to our lease spaces.

Interest Income

Interest income increased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, respectively, due to higher investment balances as a result of our equity-based financings as further disclosed in Note 6 to our Condensed Consolidated Financial Statements. We expect interest income to increase for full year 2026 compared to full year 2025 for the same reason.

Loss from Equity Method Investment

As discussed in Note 4 to our Condensed Consolidated Financial Statements, we determine our gain or loss on our equity method investment in Gannet BioChem using the hypothetical liquidation at book value (HLBV) due to Ampersand’s priority liquidation preference and right to receive a cumulative preferred dividend. The HLBV method is a balance sheet approach that calculates the change in the hypothetical amount we and Ampersand would be entitled to receive if Gannet BioChem were liquidated at book value at the end of each period, subject to certain adjustments for any contributions, distributions and basis differences. We report our gain or loss from our equity method investment in Gannet BioChem on a three-month lag. Therefore, our loss recorded for the three months ended September 30, 2026 and 2025 reflects Gannet BioChem’s activities for the three months ended June 30, 2026 and 2025, respectively. Our loss recorded for the nine months ended September 30, 2026 and 2025, reflects Gannet BioChem’s activities for the nine months ended June 30, 2026 and from closing on December 2, 2024 through June 30, 2025, respectively. Our losses for these periods reflect Ampersand’s cumulative preferred dividend earned for such periods and Gannet BioChem’s net losses for such periods. Our loss of $7.4 million for the nine months ended September 30, 2025 includes $2.5 million of Ampersand’s closing transaction costs deducted from Ampersand’s cash investment in Gannet BioChem.

We do not expect a significant gain or loss from equity method investment in 2026.

Liquidity and Capital Resources

We have historically financed our operations from our collaboration agreements, public or private equity or debt financings, third-party funding, the sale of revenue interests and other arrangements. As of September 30, 2026, we had approximately $952.9 million in cash and investments in marketable securities. We estimate that we have working capital to fund our current business plans for at least the next twelve months from the date of filing.

From July 2025 through September 30, 2026, we completed a number of equity-based financing transactions, under which we sold 19,400,822 shares of our common stock and 293,103 pre-funded warrants, resulting in net proceeds of $1,068.6 million. All pre-funded warrants issued in the February 2026 offering had been exercised as of June 30, 2026. We have an active shelf registration statement that we filed on Form S-3 and a related prospectus in November 2025 (the November 2025 Shelf Registration), as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. The November 2025 Shelf Registration became automatically effective upon filing, and permits us to offer, from time to time, an unspecified amount of common stock, preferred stock, debt securities and warrants.

In May 2026, we entered into a new equity distribution agreement (the May 2026 ATM Sales Agreement) with Guggenheim Securities, LLC and H.C. Wainwright & Co., LLC, relating to the sale of our common stock having an aggregate offering price of up to $150.0 million in an ATM equity offering under the November 2025 Shelf Registration. We agreed to pay Guggenheim Securities, LLC and H.C. Wainwright & Co. LLC a commission equal to 3.0% of the gross sales price of all common stock sold under the May 2026 ATM Sales Agreement. As of September 30, 2026, no shares have been issued under the May 2026 ATM Sales Agreement.

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

In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. Additionally, certain of our collaboration partners have borne substantial costs of developing our drug candidates. We may continue our approach of entering into revenue-generating collaboration agreements to pay in whole or in part the development costs of our drug candidates, or we may finance the development of our drug candidates with our own capital, including through public or private equity or debt financings, or other strategic transactions.

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

Our cash and investments in marketable securities do not include any amounts in respect of the jury verdict in our litigation against Lilly; the verdict remains subject to post-trial proceedings and any resulting judgment may be subject to appeal, and we cannot predict whether or when we will collect any amounts in respect of the award.

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

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended September 30, 2026 and 2025 totaled $192.0 million and $143.6 million, respectively. The increase in cash flows used in operating activities for the nine months ended September 30, 2026, reflects activities to support our Phase 3 ZENITH AD and AA programs and manufacturing activities associated with rezpegaldesleukin, including prepayments to our contract manufacturing and contract research organizations, as well as increases in employee costs to support our Phase 3 programs.

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

Cash flows from investing activities

During the nine months ended September 30, 2026 and 2025, we purchased $682.5 million and $0.7 million, respectively, of investments in marketable securities, net of maturities, as we have invested the proceeds from our equity financings, offset by funding our operations.

Cash flows from financing activities

Other than the financing activities described above and further disclosed in Note 6 to our Condensed Consolidated Financial Statements, we also received proceeds of $5.6 million from issuance of common stock related to our employee option and stock purchase plans during the nine months ended September 30, 2026.

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

There have been no material changes to our critical accounting policies and estimates, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2026 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We previously relied on Eli Lilly and Company (Lilly) under our license agreement with Lilly (the License Agreement) to initiate, properly conduct, and prioritize clinical trials and other development-related activities for rezpegaldesleukin. In February 2023, we announced that the Phase 2 Lupus Study of rezpegaldesleukin in systemic lupus erythematosus (SLE) conducted by Lilly did not meet the study’s primary endpoint and that Lilly did not intend to advance rezpegaldesleukin to Phase 3 development in SLE. In April 2023, we announced that we would be regaining the full rights to rezpegaldesleukin from Lilly, and the License Agreement subsequently terminated. Following the return of our rights to develop rezpegaldesleukin, we bear all costs of development. We initiated two Phase 2b rezpegaldesleukin studies: one in patients with moderate-to-severe atopic dermatitis in October 2023, and another in patients with severe-to-very severe alopecia areata in March 2024, which remain ongoing. We have initiated three global registrational trials (ZENITH AD-1, ZENITH AD-2 and ZENITH AD-3) in the Phase 3 ZENITH AD program for rezpegaldesleukin. The Phase 3 ZENITH AD program is evaluating rezpegaldesleukin in patients who are 12 years of age or older with moderate-to-severe atopic dermatitis. The program includes three global, randomized, double-blind, placebo-controlled trials: ZENITH AD-1 and ZENITH AD-3 will evaluate rezpegaldesleukin as a monotherapy with ZENITH AD-1 enrolling biologic and systemic JAK inhibitor treatment-naive patients and ZENITH AD-3 enrolling patients with prior biologic and/or systemic JAK inhibitor treatment experience. We have recently modified ZENITH AD-2 to evaluate rezpegaldesleukin in combination with topical corticosteroids, enrolling both biologic and systemic JAK inhibitor treatment-naive patients and patients with prior biologic and/or systemic JAK inhibitor treatment experience. We intend to initiate a global registrational trial (ZENITH AA-1) in December 2026 to evaluate rezpegaldesleukin in patients who are 12 years of age or older with severe-to-very-severe alopecia areata. Our ZENITH AD and AA programs will also include long-term extension studies in both indications and other supportive trials.

We are also collaborating with TrialNet to conduct a Phase 2 study of rezpegaldesleukin in patients with new onset stage 3 Type 1 diabetes mellitus. We will also explore other autoimmune indications for the development of rezpegaldesleukin. While we believe we currently have the documents, records, and data that are necessary for us to continue clinical development of rezpegaldesleukin, we may need or benefit from additional documents, records and data that Lilly generated as part of the early development of rezpegaldesleukin under the License Agreement and for which Lilly has not yet transferred to us , and the continued clinical development of rezpegaldesleukin could be delayed or impaired if we cannot obtain or independently source them. The September 2026 jury verdict in our litigation against Lilly remains subject to post-trial proceedings and any appeal; see “ - We are involved in legal proceeding and may incur substantial litigation costs and liabilities that will adversely affect our business, financial condition and results of operations” below. Even if the applicable agreement provides us with enforcement or other curative rights to address the harm caused by Lilly’s action (or failure to act), our efforts in pursuing a remedy would be costly and there is no guarantee that these efforts would succeed or be sufficient to fully address the harm. If continued development of rezpegaldesleukin is not ultimately successful, our market valuation, prospects, financial condition and results of operations would be materially harmed.

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

Delays in clinical studies are common and have many causes, and any significant delay in clinical studies being conducted by us or our partners could result in delay in our development programs, regulatory approvals and potential commercialization.

We or our partners may experience delays in conducting clinical trials of our drug candidates. As we advance our drug candidates into larger, later-stage clinical trials, the complexity and cost of conducting our clinical development programs will increase. Clinical studies may not begin on time, enroll a sufficient number of patients or be completed on schedule, if at all. Clinical trials for any of our drug candidates could be delayed for a variety of reasons, including:

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
•
the operational complexity of conducting large, multinational clinical trials, including coordinating and overseeing activities across numerous clinical trial sites, countries, investigators, CROs and other third-party service providers;
•
delays in recruiting suitable patients to participate in a trial;
•
delays in having patients complete participation in a trial or return for post-treatment follow-up;
•
clinical sites dropping out of a trial due to the detriment of enrollment rates;
•
delays in manufacturing and delivery of sufficient supply of clinical trial materials or other supplies required for our clinical trials;
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

As of September 30, 2026, we had cash and investments in marketable securities valued at approximately $952.9 million. While we believe that our cash position will be sufficient to meet our liquidity requirements through at least the next 12 months, our future capital requirements will depend upon numerous unpredictable factors, including:

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

A significant multi-year capital commitment is required to advance our drug candidates through the various stages of research and development in order to generate sufficient data to enable high value collaboration partnerships with significant upfront payments or to successfully advance through late-stage clinical development to achieve potential regulatory approval and commercialization. As we initiate Phase 3 clinical trials, our capital requirements are expected to increase and will include significant expenditures associated with conducting multinational registrational trials, manufacturing and maintaining adequate clinical supply, scaling manufacturing processes and capabilities, preparing regulatory submissions and preparing for potential commercialization. In the event we do not enter into any new collaboration partnerships with significant upfront payments and we continue to advance our drug candidates through later stage research and development towards potential regulatory approval and commercialization, we may need to pursue financing alternatives, including dilutive equity-based financings, such as an offering of convertible debt or common stock, which would dilute the percentage ownership of our current common stockholders and could significantly lower the market value of our common stock, or pursue debt financings or other strategic transactions. If sufficient capital is not available to us or is not available on commercially reasonable terms, it could require us to delay or reduce one or more of our research and development programs. If we are unable to sufficiently advance our research and development programs toward regulatory approval and potential commercialization, it could substantially impair the value of such programs and result in a material adverse effect on our business, financial condition and results of operations.

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

For the nine months ended September 30, 2026, we reported a net loss of $141.2 million. If and when we achieve profitability depends upon a number of factors, including the timing and recognition of milestones and other contingent payments and royalties received, the timing of revenue under our collaboration agreements, the amount of investments we make in our proprietary drug candidates and the regulatory approval and market success of our drug candidates. We may not be able to achieve and sustain profitability.

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

If our available capital is insufficient to fund our planned operations or developmental activities, we may implement cost-savings or restructuring measures, which could adversely affect our business.

If our available capital is insufficient to fund our planned operations and development activities, and we are unable to obtain additional capital or other sources of funding on acceptable terms, we may need to implement cost-savings or restructuring measures, including workforce reductions or program reprioritization or discontinuation. These measures may disrupt our research and development efforts and may not be successful, which could have a material adverse effect on our business, financial condition and prospects.

Risks Related to Supply and Manufacturing

If our contract manufacturers are not able to manufacture biologic substance or substances in sufficient quantities that meet applicable quality standards, it could delay clinical studies or constitute a breach of our contractual obligations, any of which could significantly harm our business, financial condition and results of operations.

If our contract manufacturing organizations (CMOs) are not able to manufacture and supply sufficient drug quantities meeting applicable quality standards required to support large clinical studies or commercial manufacturing in a timely manner, it could delay our or our collaboration partners’ clinical studies or result in a breach of our contractual obligations. As a result, we could incur substantial costs and any royalty revenue or product sale that we would otherwise be entitled to receive could be reduced, delayed or eliminated. In most cases, we rely on sole source CMOs to manufacture and supply drug product for our clinical studies and those of our collaboration partners with whom we may have long-term and minimum manufacturing purchase commitments. As a result of the sale of the Facility, we are currently dependent on Gannet BioChem for the supply of the PEG reagents used in the manufacture of our PEG-conjugate drug candidates, including rezpegaldesleukin. The manufacturing of biologics involves significant risks and uncertainties related to the demonstration of adequate stability, sufficient purification of the drug substance and drug product, the identification and elimination of impurities, optimal formulations, process and analytical methods validations, and challenges in controlling for all of these variables. We have faced and may in the future face significant difficulties, delays and unexpected expenses as we validate third party CMOs required for drug supply to support our clinical studies and the clinical studies and products of our collaboration partners. Failure by us or our CMOs to supply API or drug products in sufficient quantities that meet all applicable quality requirements could result in supply shortages for our clinical studies or the clinical studies and commercial activities of our collaboration partners. Such failures could significantly and materially delay clinical trials and regulatory submissions or result in reduced sales, any of which could significantly harm our business prospects, results of operations and financial condition.

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

If the health epidemic is sufficiently severe and widespread, it may require us to change the way in which we can conduct our business, which may negatively result in unexpected expenses, decreased employee productivity and availability and employee work culture. Further, a severe and widespread epidemic may have a broad impact on global financial markets and could reduce our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from a health epidemic could materially affect our business and the value of our common stock.

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

We have been awarded Fast Track designations for rezpegaldesleukin for two different treatments: one for the treatment of adult and pediatric patients 12 years of age and older with moderate-to-severe atopic dermatitis whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable; and another for the treatment of severe-to-very-severe alopecia areata in adult and pediatric patients 12 years of age and older who weigh at least 40 kg. We may continue to seek Breakthrough Therapy and Fast Track designations for our current or future drug candidates. Receipt of a designation to facilitate drug candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for our drug candidates may not result in a faster development process, review, or approval compared to drug candidates considered for approval under conventional FDA procedures and does not ensure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own more than 130 U.S. and 650 foreign patents and have a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have been issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition, inter partes review, re-examinations or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire prior to the commercialization of the biologic. Moreover, even if a patent encompassing a biologic has not expired prior to the biologic’s commercialization, the patent may only provide a short period of protection following the commercialization of the covered product. In addition, our patents may be subject to post grant proceedings, such as inter partes review and re-examinations, before the U.S. Patent and Trademark Office (or equivalent proceedings in other jurisdictions), which could result in a loss of the patent and/or substantial cost to us.

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

Although we do not currently have any products on the market, once we begin commercializing our drug candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal and state governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third party payers play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. For more information, see

“Business – Government Regulation - Other Healthcare Laws and Regulations” section in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
the availability of capital.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could harm our business, financial condition, results of operations and prospects. Recent CMS Innovation Center drug pricing models that tie Medicare and Medicaid payment for certain drugs to international reference prices, including the GLOBE Model (finalized in October 2026), the proposed GUARD Model and the voluntary GENEROUS Model, could also adversely affect the pricing of and reimbursement for our drug candidates, if approved. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Over the last several years, the U.S. government has shut down several times, including from October 2025 through November 2025, and from January 2026 through February 2026. Government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which we rely (such as the FDA and SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In August 2023, we filed a complaint in the United States District Court for the Northern District of California (the Court) against Lilly alleging, among other claims, breach of contract and breach of implied covenant of good faith and fair dealing in connection with our collaboration with Lilly. A jury trial commenced in September 2026, and later that month, the jury returned a verdict finding that Lilly breached the implied covenant of good faith and fair dealing in the License Agreement. The jury awarded us $90.0 million in damages plus interest to be determined by the Court. The jury’s verdict remains subject to post-trial proceedings, and any resulting judgment may be subject to appeal. As of September 30, 2026, we have not recorded any amounts related to the damages awarded by the jury.

After previously authorizing goods and services tax (GST) refunds of approximately $3.3 million for the period of July 2017 to September 2019, the Indian GST authorities issued a show cause notice in October 2023 seeking to recover this refund, plus penalties and interest, for which we have subsequently received a demand in September 2025 seeking payment to Indian GST authorities. We have not paid the demand in view of an appeal we filed with the Indian authorities, and believe that we have meritorious defenses against the demand.

In March 2026, a putative class action complaint was filed in the U.S. District Court for the Northern District of California (and amended in August 2026) against the Company, our CEO, Chief Medical Officer and our Chief Research and Development Officer, captioned Schramke v. Nektar Therapeutics, et al. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC rules promulgated thereunder, seeks damages, attorneys’ fees and other relief, and alleges, among other things, that from February 2025 through December 2025, the defendants made misleading statements and/or failed to disclose material information regarding the REZOLVE-AA trial. The Company denies the claims, believes they are without merit, and intends to defend vigorously against this litigation. The Company filed a motion to dismiss in October 2026. This case is in the early stages.

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

Given the nature of lawsuits and complaints, we cannot reasonably estimate a potential future loss or a range of potential future losses for any of the legal proceedings we may be involved in. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially result in paying monetary damages. We have recorded no liability for any litigation matters in our Condensed Consolidated Balance Sheet at September 30, 2026.

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

Government and supranational regulation related to AI is evolving as new laws and regulations are implemented globally and could significantly increase the burden and operational cost of compliance in this area, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing regulation related to AI governance, use and ethics, which may also increase the burden and cost of research, development and compliance. For example, the EU’s Artificial Intelligence Act (AI Act) entered into force in August 2024 and its requirements are being phased-in through 2028; certain transparency and general-purpose AI obligations began to apply in August 2026 and, following amendments adopted in July 2026, obligations for high-risk AI systems are currently scheduled to apply beginning in December 2027 and August 2028. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models, and encourages providers and deployers of AI systems to account for EU ethical principles when developing and using AI technology. If we develop or deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability and administrative requirements.

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

Our stock price is volatile. From January 1, 2025 through September 30, 2026, based on closing prices on the Nasdaq Capital Market, the closing price of our common stock ranged from $7.36 to $100.35 per share. In response to volatility in the price of our common stock in the past, plaintiffs’ securities litigation firms have sought information from us and/or shareholders as part of their investigation into alleged securities violations and breaches of duties (among other corporate misconduct allegations). Following their investigations, plaintiffs’ securities litigation firms have often initiated legal action, including the filing of class action lawsuits, derivative lawsuits, and other forms of redress. We expect our stock price to remain volatile and we continue to expect the initiation of legal actions by plaintiffs’ securities litigation firms following share price fluctuations. A variety of factors may have a significant effect on the market price of our common stock, including the risks described in this section titled “Risk Factors” and the following:

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

Further, with rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs. For example, since 2025 the United States has imposed, modified and in some cases paused or withdrawn tariffs on imports from a number of countries, and other countries have responded with retaliatory measures. Tariffs could result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the U.S. Tariffs, trade restrictions or sanctions imposed by the U.S. or other countries could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the U.S. or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the U.S. or other countries could materially adversely affect our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None, including no purchases of any class of our equity securities by us or any affiliate pursuant to any publicly announced repurchase plan in the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Director and Section 16 Officer Trading Arrangements and Policies

In the fiscal quarter ended September 30, 2026, no directors or Section 16 officers of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1(1)	Certificate of Incorporation of Inhale Therapeutic Systems (Delaware), Inc.

3.2(2)	Certificate of Amendment of the Amended Certificate of Incorporation of Inhale Therapeutic Systems, Inc.

3.3(3)	Certificate of Ownership and Merger of Nektar Therapeutics.

3.4(4)	Certificate of Ownership and Merger of Nektar Therapeutics AL, Corporation with and into Nektar Therapeutics.

3.5(5)	Certificate of Amendment to the Amended Certificate of Incorporation of Nektar Therapeutics

3.6(6)	Certificate of Amendment to the Amended Certificate of Incorporation of Nektar Therapeutics

3.7(7)	Amended and Restated Bylaws of Nektar Therapeutics.

10.1(8)	Nektar Therapeutics 2025 Inducement Plan, as amended++

31.1(9)	Certification of Nektar Therapeutics’ principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(9)	Certification of Nektar Therapeutics’ principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.SCH(9)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.INS(9)	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

104(9)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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
6.
Incorporated by reference to Exhibit 3.12 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on June 6, 2025.
7.
Incorporated by reference to Exhibit 3.1 to Nektar Therapeutics’ Current Report on Form 8-K, filed with the SEC on December 21, 2020.
8.
Incorporated by reference to Exhibit 4.8 to Nektar Therapeutics’ Registration Statement on Form S-8, filed with the SEC on October 20, 2026.
9.
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
Date: November 12, 2026